Form 10-K
period 1993-12-31
TIMBERLAND CO
filed 1994-03-30
CIK 814361

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993        COMMISSION FILE NUMBER 1-9548

                             THE TIMBERLAND COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         02-0312554
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      11 MERRILL INDUSTRIAL DRIVE
         HAMPTON, NEW HAMPSHIRE                                   03842-5050
(Address of principal executive office)                           (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE, IS (603) 926-1600

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                           Name of each exchange on which registered
Class A Common Stock, par value $.01 per share                  New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Class A Common Stock of the Registrant held by non-affiliates of the Registrant was approximately $259,148,765 on March 15, 1994. For purposes of the foregoing sentence the term "affiliate" includes each director and executive officer of the Registrant. See Item 12 of this Form 10-K.

    7,616,579 shares of Class A Common Stock and 3,237,121 shares of Class B Common Stock of the Registrant were outstanding on March 15, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Annual Report to security holders for the fiscal year ended December 31, 1993 (Part I, Item 1 regarding foreign and domestic sales; Part II, Items 5, 6, 7 and 8) and Proxy Statement for the 1994 Annual Meeting of Stockholders (Part
III).

    The list of Exhibits appears on page 15 of this report.

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

    The Timberland Company was incorporated in Delaware on December 20,
1978, and is the successor to Abington Shoe Company, which was incorporated in Massachusetts in 1933 (The Timberland Company, together with its subsidiaries, is referred to herein as "Timberland" or the "Company," unless the context indicates otherwise). The Company designs, develops, manufactures and markets men's and women's premium quality footwear, apparel and accessories under the Timberland [Registered]1 brand. These products are sold primarily through better-grade department stores and other retail stores in the United States and in more than 50 countries worldwide. In addition, the Company sells its products through specialty stores devoted exclusively to Timberland [Registered] products which are operated or licensed by it in the United States, Europe, South America, Mexico, Australia, New Zealand and Asia. Timberland also sells its products through Company-operated factory outlet stores in the United States.

    The Company has built its product lines to reflect classic rugged styles which provide durability and quality. In marketing its products, the Company has consistently stressed the workmanship and detailing incorporated into its products, which are designed to provide lasting protection from the elements.

    During 1993, the Company implemented a strategic decision to attempt to lead the market by pre-emptively reducing prices for certain of its products and to improve the price/value proposition for the consumer. By continuing to improve its manufacturing and logistics process, the Company believes that it will be able to more efficiently respond to consumer demand, to provide high quality products at competitive prices and to increase its sales. The Company increased its sales from $291.4 million in 1992 to $418.9 million in 1993.

CURRENT PRODUCTS

    The Company's two major product categories are footwear (shoes and boots) and apparel and accessories. During 1993, net sales attributable to the footwear category totaled $349.5 million, as compared to $242.6 million and $188.3 million in 1992 and 1991, respectively. During 1993, net sales attributable to the apparel and accessories category totaled $69.4 million, as compared to $48.8 million and $37.8 million in 1992 and 1991, respectively. During 1993, the Company did not have sales to a single customer which equaled or exceeded 10% of the Company's total net sales.

    FOOTWEAR

    Timberland offers men's and women's shoes and sandals featuring hand-sewn construction, premium waterproof leather or water resistant fabric uppers and selected use of waterproof fabric bootie construction. The Company's shoes and sandals are based on classic styling and are designed for durability. In 1993, the Company introduced a variety of new boat shoes, a variety

- ----------------------------------

1  TIMBERLAND is a registered trademark of The Timberland Company.

of new styles in its waterproof Weatherbuck Collection and a new turf sandal, as well as other new sandal styles.

    In 1973, Timberland's predecessor, Abington Shoe Company, produced the first pair of waterproof "mini-buck" leather boots under the Timberland [Registered] brand. The Company now offers a variety of styles of boots for men and women, including hikers and lightweight trail boots. In 1993, the Company introduced a variety of new lightweight trail boots and bush hikers, including an outdoor, multipurpose boot featuring a stretch waterproof fabric internal fit system.

    APPAREL AND ACCESSORIES

    Timberland offers premium-quality apparel, consisting of rugged outerwear, sweaters, shirts, pants, shorts and skirts. Incorporated into many of such products are premium waterproof leathers, waterproof fabric, rust-proof hardware, canvas, denim and other quality performance materials. During 1993, in response to consumer demand, the Company redesigned its women's line of apparel to better coordinate its sportswear and outerwear. The Company also continued to offer its men's line of rugged apparel, with an emphasis on performance-wear designed to protect against the elements.

    Timberland's accessories collection includes luggage, briefcases, wallets, handbags, belts, caps, hats, gloves and socks. For 1993, introductions in the accessories collection included a variety of new styles in each of its lines.

TIMBERLAND'S STRATEGY

    During 1993, the Company pursued its strategy for growth by capitalizing on its core business and continuing to expand its domestic and international presence through building increased consumer awareness of the Timberland [Registered] brand. Timberland believes that its integrated brand strategy, which is to showcase the Timberland [Registered] brand as an integrated source of footwear, apparel and accessories, is best carried out in specialty stores and in concept shops or corners. Specialty stores are stores owned or licensed by the Company which sell only Timberland [Registered] products. Concept shops or corners are areas of third-party stores dedicated exclusively to the presentation and merchandising of Timberland [Registered] products.

    The Company continued to promote consumer demand for its products in 1993 through advertising campaigns which emphasized the workmanship and detailing of its footwear, apparel and accessories and the protection which these products offer against the elements. Timberland believes that the premium quality, durability, functionality and classic styling of its products, combined with its reputation for high-performance products and increased consumer awareness of the Timberland [Registered] brand, will continue to increase consumer demand for its products. Advertising through print and television campaigns is used to present Timberland as an integrated, world-class source of quality footwear, apparel and accessories for the rugged outdoors. The Company reinforces this advertising with a variety of in-store promotions, point-of-purchase displays and a cooperative advertising program with its retailers, as well as retail sales clerk training and other incentive programs and promotional campaigns.

    In response to consumers' heightened sensitivity to maximum value, the Company is also exploring new ways in which it can improve the price/value proposition to its customers. The Company believes that the continuing implementation of its modular manufacturing program will assist in providing the consumer with the highest quality footwear at the best prices (see "Business -- Manufacturing"). During 1993, the Company lowered its prices on a variety of styles in a number of product lines. The Company is committed to maintaining a solid price/value relationship for its consumers.

    The Company intends to continue its growth through a combination of internal development and the development of business relationships with independent manufacturers, suppliers, distributors and retailers capable of reinforcing the Company's image and standards. The Company may, from time to time, consider the possibility of acquiring other companies which produce or distribute quality footwear, apparel, accessories or related products which complement the Company's product lines.

DISTRIBUTION

    U.S. OPERATIONS

    In 1993, 1992 and 1991, 71%, 63%, and 59%, respectively, of the Company's net sales were generated in the United States. The Company's strategy is to distribute its products through specialty stores and through retailers who reinforce the Timberland image of quality, performance and service. The Company's customer accounts within the United States range from better-grade department stores and retail stores to sporting goods stores, marinas and specialty retailers. These accounts are serviced through a combination of field and corporate-based sales teams.

    The Company's principal showroom in the United States for wholesale customers is located on Fifth Avenue in New York City. Its regional showrooms are located in Chicago, Dallas, Atlanta, Denver and Seattle. The showrooms located in Denver and Seattle were opened in 1993.

    In 1993, the Company's domestic retail operations accounted for 8% of the net sales of the Company compared to 10% in 1992 and 11% in 1991. The Company operates nine Timberland [Registered] specialty stores located in Atlanta; Boston; Chicago; Dallas; Newport, Rhode Island; New York City; San Francisco; Sausalito, California; and Washington, D.C. The Company opened the San Francisco, Dallas and Chicago specialty stores in 1993 and opened the specialty store in Atlanta in February 1994. The specialty stores showcase the Timberland [Registered] brand as an integrated source of footwear, apparel and accessories. These stores also provide sales and consumer-trend information which assists the Company in developing its marketing strategies, including point-of-purchase materials. In addition, the training and customer service programs established in the Company's specialty stores serve as a model which may be adopted by the Company's other retail accounts. The Company also operates ten factory outlet stores located in the United States, which typically sell factory-second and close-out product offerings. The Company carries material amounts of inventory in order to meet delivery and any other requirements of its customers.

    The Company established distribution facilities in Wilmington, Massachusetts in 1993 and in Danville, Kentucky in early 1994. Currently, orders are filled primarily from the Company's

Hampton, New Hampshire distribution center and the Wilmington center. The Company plans to make the Danville facility another principal distribution center in 1994. The Company's long-term distribution strategy is to centralize its points of distribution in order to cut costs and increase responsiveness to consumer demand.

    INTERNATIONAL

    In 1993, international sales accounted for 29% of Timberland's net sales compared to 37% in 1992 and 41% in 1991. Timberland sells its products internationally through distributors, commission agents and seven subsidiaries. The Company's subsidiaries located in England, France, Germany, Spain,
Austria, Australia and New Zealand provide sales, administrative and, in certain instances, warehousing support for the sale of Timberland [Registered] products to retailers in their respective countries, and in certain instances, to distributors and commission agents in other countries.

    Internationally, retail distribution of the Company's products occurs through better-grade department stores, retail stores and specialty stores. Timberland operates international specialty stores in London; Munich; Dusseldorf; Vienna; Paris; Lyon, France; Sydney, Australia and Auckland, New Zealand. Additionally, the Company grants licenses to operate international specialty stores to certain third parties.

        In December 1993, the Company entered into a nonbinding Memorandum of Understanding with its Italian distributor outlining the contemplated termination of the distributor's distribution rights and acquisition of certain of its assets. Net sales to this distributor represented 4% of the Company's consolidated revenues in 1993. Timberland intends to assume the distribution of its own products in Italy, effective on the termination date.

    Reference is hereby made to the information set forth in footnote 9, entitled "Industry Segment and Geographical Area Information," appearing on page 21 of the Company's 1993 Annual Report to Stockholders, which information is incorporated herein by reference.

ADVERTISING AND MARKETING

    The Company designs its domestic advertising campaigns to emphasize quality, lasting protection from the elements and classic rugged style, placing advertisements in popular, fashion and sports-focused national periodicals and newspapers. The Company uses its retail specialty stores and concept shops as effective vehicles to promote its integrated brand strategy, by showcasing an integrated presentation of Timberland [Registered] products in settings designed to complement the Timberland style. In an effort to broaden consumer exposure during 1993, Timberland aired television advertisements in an expanded number of major United States metropolitan areas. In 1993, the Company's print advertising continued to win national awards. All advertising of the Company's product lines is designed to reflect Timberland's basic theme of extending the rugged, functional qualities of Timberland's original boots into a broad range of footwear, apparel and accessories products, as well as to express the Company's position on certain important social issues.

    Internationally, the Company participates in a variety of direct and cooperative advertising efforts. This advertising uses and adapts for the international markets many of the same promotional themes that are used in the United States.

    During 1993, Timberland was again the primary sponsor of the annual 1,049-mile Iditarod [Registered]2 sled dog race from Anchorage to Nome, Alaska and continued its "Tough Enough" for The Last Great Race on Earth [Registered] 2 promotional program to build upon its association with this unique event.
The Company outfitted five Iditarod mushers entirely in Timberland [Registered] outerwear, apparel and footwear, including five-time Iditarod winner Rick Swenson. Through its sponsorship of the Iditarod [Registered] race and similar events, the Company seeks to promote the Timberland image of superior product quality and performance beyond its traditional advertising and promotional efforts. The Company also sponsors, at times in conjunction with its international distributors and subsidiaries, individual sailors and sailing teams from various countries, including the United States and New Zealand.

    In 1993, the Company continued to publish Elements[Registered]3, a color print magazine, which features articles by prominent writers about their outdoor experiences. The topics covered include sailing, hiking and the Iditarod [Registered] sled dog race. Elements [Registered] is distributed biannually to the Company's preferred domestic and international consumers.

SEASONALITY

    In 1993, as has traditionally been the case, the Company's sales were higher in the last two quarters of the year than in the first two quarters. The Company expects this sales trend to continue in 1994.

BACKLOG

    At December 31, 1993, Timberland's backlog of orders from its customers was approximately $69 million compared to $60 million at December 31, 1992. While all orders in the backlog are subject to cancellation by the customers, the Company expects that the majority of such orders will be filled in 1994. The Company does not believe that its backlog of orders at year end is representative of the orders which will be filled during 1994, due to the shift towards "at once" orders being adopted by many retailers.

MANUFACTURING

    The Company manufactures the majority of its footwear products in its own factories. The Company also uses independent manufacturers to provide the additional production capacity and flexibility to meet increased consumer demand. During 1993, approximately 70% of the Company's footwear products were manufactured in the Company's leased facilities located in

- ----------------------------------

2 IDITAROD and THE LAST GREAT RACE ON EARTH  are registered trademarks of the
  Iditarod Trail Committee, Inc.

3 ELEMENTS is a registered trademark of The Timberland Company.

Tennessee, North Carolina, Puerto Rico and the Dominican Republic, compared to 79% during 1992. The remainder of the Company's footwear unit volume was sourced from manufacturers in the Far East, Europe and North America.

    The Company sources all of its apparel and accessories from independent manufacturers located in Europe, the Far East and North America. As a result, the apparel and accessories operations of the Company are substantially dependent upon foreign operations with unaffiliated parties and are subject to the usual risks of doing business abroad. These risks potentially include political or labor disturbances, expropriation, acts of war and other similar events.

    The Company believes that, because it manufactures the majority of its footwear in the United States, the Company has less exposure to potential U.S. import restrictions and duties than do many of its competitors which import the majority of their products from the Far East, South America and Europe. With respect to the Company's operations in the Dominican Republic, the Company is subject to the usual risks of doing business abroad.

    During 1993, the Company began implementation of certain cost savings programs, such as modular manufacturing, to enhance materials management and reduce manufacturing cycle times. The modular manufacturing program aims to improve quality, productivity and asset utilization by rearranging certain manufacturing facilities and functions. Another expected benefit of modular manufacturing is the reduction of the amount of inventory that the Company must carry to meet delivery and other requirements of its customers.

RAW MATERIALS

    The Company purchases its raw materials from a number of domestic and foreign sources. The Company has three suppliers located in the United States that, together, supply more than 70% of the Company's requirements for leather. The Company has no reason to believe that leather will not continue to be available from these or alternative sources.

TRADEMARKS AND TRADE NAMES; PATENTS; RESEARCH & DEVELOPMENT

The Company's principal trademarks and trade names are Timberland[Registered] and the Timberland stylized tree design logo [Logo]4, which have been registered in the United States and in certain foreign countries. Other Company trademarks are HydroTech[Registered]4, Elements[Registered], Weathergear[Registered]4 and More Quality Than You May Ever Need[Registered]4. The Company regards these trademarks and trade names as valuable assets and believes that they are important factors in marketing its products, particularly in the case of the Timberland[Registered] brand which is essential to the Company's integrated brand strategy. It is the policy of the Company to defend its trademarks and trade names against infringement to the fullest extent practicable under the laws of the United States and other countries. In addition, the Company seeks to protect and defend vigorously its patents, designs, proprietary rights and copyrights under applicable laws.

    The Company conducts research, design and development efforts for its footwear, apparel and accessories. In connection with these efforts, the Company continues to explore innovative ways to bring new products from the design stage to the marketplace in the most expedient manner possible. While Timberland continues to be a leader in product innovation, its expenses relating to research, design and development have not represented a material expenditure relative to other expenses of the Company.

    Timberland tests a number of its products under actual field conditions in order to evaluate performance characteristics. The Company receives product evaluation information from a broad range of users, frequently referred to as "Team Timberland." These users include mushers who participate in the Iditarod[Registered] sled dog race and a number of world class sailors.
Through these and other relationships, Timberland is able to measure the performance of its products in the outdoors and to obtain ideas for improving its products' performance based upon the experience and competitive needs of these athletes.

COMPETITION

    The Company does not believe that it has any major competitors who offer a full complement of products which directly compete with Timberland's integrated brand. The Company does, however, have a variety of separate major competitors in sales of its separate lines of footwear, apparel and accessories.

    The Company's footwear lines are marketed in a highly competitive environment, and the footwear industry is subject to rapid changes in consumer preference. Although the footwear industry is fragmented to a great degree, many of the Company's competitors are larger and have substantially greater resources than the Company.

- ----------------------------------

4 [Logo], HYDROTECH, WEATHERGEAR and MORE QUALITY THAN YOU MAY EVER
  NEED are registered trademarks of The Timberland Company.

    The Company's major competitors for its boot products are located principally in the United States. The Company has at least four major competitors in classic boot sales, at least two major competitors in sport boot sales and at least seven major competitors in hiking boot sales.

    In the boat shoe market, the Company faces competition from at least three companies located in the United States. Other casual shoes produced by the Company face competition from at least four other primary competitors in the United States.

    Internationally, the Company faces competition from many manufacturers of footwear. As in the United States, some of these manufacturers attempt to copy the Company's styles.

    Each of the Company's lines of men's and women's apparel faces competition from at least four major apparel companies, the majority of which are located in the United States. Timberland's accessories face strong competition primarily from three companies in the United States.

    Product performance and quality, including continuing technological improvements, product identity through marketing and promotion, and product design, styling and pricing are all important elements of competition in the footwear, apparel and accessories markets served by the Company. Although changing fashion trends generally affect demand for particular footwear, apparel and accessories products, the Company believes that demand for its products is less sensitive to changing trends in fashion because its products are designed primarily for functionality and performance.

ENVIRONMENTAL MATTERS

    Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

    At December 31, 1993, the Company had approximately 6,700 employees worldwide. Management considers its employee relations to be good. None of the Company's employees is represented by a labor union, and the Company has never suffered a material interruption of business caused by labor disputes.

ITEM 2.  PROPERTIES

    The Company owns property in Hampton, New Hampshire, currently housing its principal executive offices. This facility is used for offices as well as warehousing and distribution of certain of the Company's products. In connection with the purchase financing for such property, industrial revenue bonds are outstanding in the principal amount of $5,345,000, due in 2014. The bonds bear interest at 6.75% through November 30, 1994, and thereafter at rates adjusted every five years, through maturity. The bonds are collateralized by a mortgage on such real estate and by a security interest on specified equipment at the Company's headquarters and distribution center. The Company also leases office space in two additional buildings in Hampton, New Hampshire, under leases expiring in January 1997. Although its headquarters facilities currently meet the Company's immediate needs, the Company is examining the continued suitability and adequacy of such facilities.

    The Company leases approximately 389,000 square feet of production facilities, which are located in Mountain City, Tennessee; Boone, North Carolina; Isabela, Puerto Rico and Santiago, Dominican Republic. These production facilities are occupied under eleven leasing arrangements which expire at various times from April 1994 to February 1997. The Company is currently negotiating an extension of the leasing arrangement that expires in April 1994. Although its production facilities are adequate and suitable to meet the Company's current needs, the Company is examining the continued suitability and adequacy of its production facilities. (Also see "Business -- Manufacturing.")

    The Company leases ten factory outlet stores located in the United States; nine domestic specialty stores; six domestic showrooms; and eight international specialty stores. (Also see "Business -- Distribution.")

    The Company's international subsidiaries also lease office and warehouse space to meet their individual requirements.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in litigation and various legal matters, including U.S. customs claims, which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material effect on the Company's financial statements.

    On February 15, 1994, a complaint was filed by Michael Germano in United States District Court for the district of New Hampshire in which the Company and one of its officers were named as defendants in a purported class action lawsuit brought on behalf of purchasers of the Company's stock between November 15, 1993 and February 10, 1994. The suit alleges material misstatements and omissions in the Company's public filings and statements in 1993. The named plaintiff contends he suffered damages as a result of his December 1993 purchase of 50 shares of the Company's Class A Common Stock. To date, the court has not approved the formation of a class nor has the plaintiff specified damages sought in this action. While the suit is in its preliminary stages, based on an initial review, and after consultation with counsel, management believes the allegations are without merit. Accordingly, management does not expect the outcome of such litigation to have a material adverse effect on the Company's financial statements. The Company intends to defend this proceeding vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information is submitted as to the executive officers of the
Company:

     Name               Age     Position
     ----               ---     --------
Sidney W. Swartz        58      Chairman of the Board, President, Chief Executive
                                Officer and Director

Jeffrey B. Swartz       34      Executive Vice President, Chief Operating Officer and Director

Keith D. Monda          47      Senior Vice President-Finance and Administration and
                                Chief Financial Officer

Kenneth A. Snyder       46      Senior Vice President-Domestic Sales

Edmund J. Feeley        33      Senior Vice President-Manufacturing and Operations

Jane E. Owens           40      Vice President and General Counsel

Edward J. Suleski, Jr.  37      Corporate Controller and Chief Accounting Officer

    All executive officers serve at the discretion of the Board of Directors.

    Sidney W. Swartz has served the Company as Chairman of the Board, Chief Executive Officer and President since June 1986, when he and his family trust became the sole stockholders of the Company. During the prior 20 years, Mr. Swartz, as the owner of 50% of the Company, was responsible for the manufacturing, marketing, distribution and financial aspects of the Company.

    Jeffrey B. Swartz has served the Company as Executive Vice President since March 1990 and Chief Operating Officer since May 1991. From June 1986 to February 1990, Mr. Swartz served the Company in a variety of positions, including Senior Vice President of International Operations, Vice President-Operations/Manufacturing, Vice President-International and General Manager of International Business. Jeffrey Swartz is the son of Sidney W. Swartz.

    Keith D. Monda joined the Company in December 1993 as Senior Vice President-Finance and Administration and Chief Financial Officer. From May 1990 to December 1993, Mr. Monda was Executive Vice President of Finance and Administration of J. Crew Group, Inc.; from July 1989 to May 1990, he was Senior Vice President and Chief Financial Officer of Bunge Corporation (an integrated food company); and from April 1986 to July 1989, he was Vice President of Finance and Chief Financial Officer of the chemical division of Pfizer, Inc.

    Kenneth A. Snyder joined the Company in June 1990 as Divisional Vice President of Domestic Sales. In February 1991, Mr. Snyder assumed the office of Senior Vice President-Domestic Sales. From October 1989 until May 1990, Mr. Snyder was Vice President of Sales of New Balance Athletic Company; and from November 1988 until September 1989, he was Vice President of Sales of Stride Rite Corporation.

    Edmund J. Feeley joined the Company in February 1993 as Senior Vice President-Manufacturing and Operations. From May 1990 to January 1993, Mr. Feeley was a Principal of Booz, Allen and Hamilton, a general management and consulting firm, where he had also been a Senior Associate from May 1987 to April 1990.

    Jane E. Owens joined the Company as Vice President and General Counsel in September 1992. From June 1990 until August 1992, Ms. Owens was counsel for Reebok International Ltd.; and from March 1988 until June 1990, she was a partner in the law firm of Gaston & Snow.

    Edward J. Suleski, Jr. joined the Company in February 1992 as its International Controller. In June 1992, Mr. Suleski was appointed Corporate Controller for the Company, and in March 1994, he was named Chief Accounting Officer. From September 1988 to February 1992, Mr. Suleski held various positions with Wang Laboratories, Inc., including Senior Finance Manager for North American Operations Accounting and Reporting, Senior Finance Manager, Eastern Region Pricing and Contracts and Financial Controller for Wang Ireland, Ltd.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item is included in the Registrant's 1993 Annual Report to Stockholders under the caption "Quarterly Market Information and Related Matters" on page 13 and is incorporated herein by reference. The closing sales price of the Registrant's Class A Common Stock on March 15, 1994 was $34.125.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is included in the Registrant's 1993 Annual Report to Stockholders under the caption "Five Year Summary of Selected Financial Data" on page 10 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included in the Registrant's 1993 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 and 12 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is included in the Registrant's 1993 Annual Report to Stockholders on pages 14 through 23 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On August 11, 1992, the Audit Committee of the Board of Directors of the Company recommended to the Board of Directors that the Company appoint Deloitte & Touche as the Company's independent accountants. By Unanimous Consent dated August 12, 1992, the Board of Directors appointed Deloitte & Touche as the Company's independent accountants to replace Arthur Andersen & Co. for fiscal year 1992. The Company's management did not consult with Deloitte & Touche on any accounting, auditing or reporting matter prior to their appointment as independent accountants for the Company. During the two fiscal years ended December 31, 1991 and the interim period subsequent to December 31, 1991, there had been no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. Arthur Andersen's report on the Company's financial statements for such two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.



                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information set forth under the caption, "Executive Officers of the Registrant," in Item 4A of Part I of this report and to information under the captions, "Information with Respect to Nominees" and "Executive Compensation," in the Registrant's definitive proxy statement (the "Registrant's 1994 Proxy Statement") relating to its 1994 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1993, which information is incorporated herein by reference. Reference is also made to the information set forth in the Registrant's 1994 Proxy Statement with respect to compliance with Section 16(a) of the Exchange Act, which information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

    Reference is made to the information set forth in the Registrant's 1994 Proxy Statement under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the information set forth under the caption, "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's 1994 Proxy Statement which information is incorporated herein by reference. For purposes of calculating the aggregate market value of the Class A Common Stock on March 15, 1994, the shares owned by The Sidney W. Swartz 1982 Family Trust have not been considered owned by an affiliate.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information set forth under the caption, "Certain Relationships and Related Transactions," in the Registrant's 1994 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             List of Financial Statements and Financial Statement Schedules.

    (a)(1) Financial Statements. The following financial statements, appearing in the Company's Annual Report to Stockholders for the year ended
December 31, 1993, are incorporated by reference in this Form 10-K:

ANNUAL REPORT
                                                                        PAGE
                                                                        ----
Consolidated Balance Sheets as of December 31, 1993,
  and December 31, 1992                                                  14

For the years ended December 31, 1993, 1992 and 1991:

  Consolidated Statements of Income                                      15

  Consolidated Statements of Changes in Stockholders' Equity             16

  Consolidated Statements of Cash Flows                                  17

  Notes to Consolidated Financial Statements                             18


    (a)(2) Financial Statement Schedules. The following additional financial data should be read in conjunction with the Consolidated Financial
Statements in the Registrant's 1993 Annual Report to Stockholders:

                                                                      FORM 10-K
                                                                        PAGE
                                                                        ----
Report of Independent Public Accountants on Schedules                    F-1

Report of Independent Public Accountants on Schedules                    F-2

Schedule VIII - Valuation and Qualifying Accounts                        F-3

Schedule X - Supplementary Income Statement Information                  F-3

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and have therefore been omitted.

    (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1993.


    (c) Listed below are all the Exhibits filed as part of this report, some of which are incorporated by reference from documents previously filed by Timberland with the Commission in accordance with the provisions of Rule 12b-32 of the Securities Exchange Act of 1934, as amended.

EXHIBIT                             DESCRIPTION
- -------                             -----------
(3) Articles of incorporation and by-laws

           3.1   Restated Certificate of Incorporation (1)


           3.2   By-Laws, as amended May 19, 1993,
                 filed herewith

(4) Instruments defining the rights of security holders, including indentures

        (See also Exhibits 3.1 and 3.2)

           4.1 Specimen stock certificate for shares of the Company's Class A Common Stock (9)

(10) Material Contracts

           10.1  Agreement dated as of August 29, 1979
                 between The Timberland Company and
                 Sidney W. Swartz (1)

           10.2 The Company's 1987 Stock Option Plan, as amended, filed herewith

           10.3  The Company's 1991 Employee Stock
                 Purchase Plan (8)

           10.4  The Company's 1991 Stock Option Plan
                 for Non-Employee Directors (9)

           10.5  The Timberland Company Long Term Incentive
                 Plan for Senior Management, filed herewith

           10.6 The Timberland Company Annual Bonus Plan for Exempt Employees, filed herewith


EXHIBIT                             DESCRIPTION
- -------                             -----------
           10.7  The Timberland Retirement Earnings 401(k)
                 Plan and Trust Agreements, dated as of
                 February 1, 1991 (9)

           10.8 The Timberland Company Profit Sharing Plan and Trust Agreements, dated as of January 1, 1991 (9)

           10.9  (a)  Lease dated March 23, 1987 between
                      The Outdoor Footwear Company and
                      Corporacion Sublistatica, S.A. (1)

                 (b)  Lease dated January 11, 1993 between
                      Thomas M. Moulton, Trustee of the
                      Fairview Nominee Trust, and The
                      Timberland Company (10)

                 (c)  Lease dated January 11, 1993 between
                      Thomas M. Moulton, Trustee of the
                      Fairview Nominee Trust, and The
                      Timberland Company (10)


EXHIBIT                             DESCRIPTION
- -------                             -----------
                 (d)  Lease dated November 21, 1988 between
                      745 Associates and The Timberland Company (10)

                 (e)  (i) Lease dated July 20, 1992 among Louise
                      Minges, Mitchell Minges and
                      The Timberland Company (10)

                      (ii) Amendment dated July 16, 1993 to lease dated July 20, 1992 among Louise Minges,
                      Mitchell Minges and The Timberland Company, filed herewith

                 (f)  Lease dated January 3, 1984 between the
                      Industrial Development Board of the County of Johnson, Tennessee, and The Timberland
                      Company, and subsequent amendments (10)

                 (g)  Lease dated March 23, 1987 between
                      Corporacion Sublistatica, S.A. and
                      The Outdoor Footwear Company (10)

                 (h)  Lease dated March 31, 1981 between the
                      Puerto Rico Industrial Development and
                      The Timberland Company (10)

                 (i)  Lease dated September 7, 1992 between
                      Corporacion Zona Franca Industrial
                      De Santiago, Inc. and The Recreational
                      Footwear Company (10)

                 (j)  Lease dated December 2, 1992 between
                      Corporacion Zona Franca Industrial
                      De Santiago, Inc. and The Recreational
                      Footwear Company (10)



EXHIBIT                             DESCRIPTION
- -------                             -----------
                 (k)  Lease dated as of February 1, 1994 between
                      Melville Corporation and The Timberland Company,
                      filed herewith

                 (l)  Lease dated as of June 29, 1993 between
                      Timberland Dominicana, S.A. and Santiago Norte, S.A.
                      (Pisano) Industrial Park, filed herewith

                 (m)  Lease dated as of November 30, 1993 between
                      Timberland Dominicana, S.A. and Santiago Norte, S.A.
                      (Pisano) Industrial Park, filed herewith

                 (n)  Lease dated as of December 16, 1993 between
                      Timberland Dominicana, S.A. and Santiago Norte, S.A.
                      (Pisano) Industrial Park, filed herewith

                 (o)  Lease dated as of March 8, 1993 between Watauga
                      Committee of 100, Inc. and The Timberland
                      Company, filed herewith

                 (p)  Lease dated as of March 31, 1993 between
                      Talbot Operations, Inc. and The Timberland Company, filed herewith


        10.10 Credit Agreement dated as of October 4, 1991 among The Timberland Company, Morgan
                 Guaranty Trust Company of New York and
                 The First National Bank of Boston, as Co-
                 Agents, and Morgan Guaranty Trust Company of New York, as Administrative Agent (9)


        10.11    (i)   Credit Agreement dated as of May 13, 1993
                       among The Timberland Company, Morgan
                       Guaranty Trust Company of New York, for
                       itself and as Administrative Agent, ABN AMRO
                       Bank N.V., The First National Bank of Boston,
                       Barclays Bank PLC and The Northern
                       Trust Company (the "May Credit Agreement"),
                       filed herewith

EXHIBIT                             DESCRIPTION
- -------                             -----------
                 (ii)  Amendment dated November 15, 1993 to the
                       May Credit Agreement, filed herewith

        10.12 Credit Agreement dated as of November 15, 1993 among The Timberland Company, certain banks listed therein and The Chase Manhattan Bank, N.A. as Agent, filed herewith

        10.13    (i)   Note Agreements dated as of September 30,
                       1989 regarding $35,000,000 9.70% Senior
                       Notes due December 1, 1999
                       (the "Senior Note Agreements")(6)

                 (ii)  Amendment dated September 15, 1993
                       to the Senior Note Agreements,
                       filed herewith


(13)    Annual Report to security holders

        13. Portions of 1993 Annual Report to Stockholders, as incorporated herein by reference, filed herewith


(16)    Letter Regarding Change in Certifying Accountant

        16.      Letter dated March 21, 1994 from Arthur
                 Andersen & Co. regarding change in
                 certifying accountant, filed herewith

(21)    Subsidiaries

        21.      List of subsidiaries of the Registrant, filed herewith

(23)    Consent of experts and counsel

        23.1     The Consent of Deloitte & Touche to
                 the incorporation by reference of their
                 report included in Registrant's Annual
                 Report to Stockholders for the fiscal
                 years ended December 31, 1993 and
                 1992, filed herewith

        23.2     The Consent of Arthur Andersen & Co. to
                 the incorporation by reference of their report included in Registrant's Annual Report to Stockholders for the fiscal year ended
                 December 31, 1991, filed herewith

- -------------------------------

(1) Filed as exhibits to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2) Filed on September 30, 1987, as an exhibit to Registration Statement on Form S-8, numbered 33-17552, and incorporated herein by reference.

(3) Filed on December 21, 1987, as an exhibit to Registration Statement on Form S-8, numbered 33-19183, and incorporated herein by reference.

(4) Filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

(5) Filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

(6) Filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

(7) Filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference.

(8) Filed on July 9, 1991, as an exhibit to Registration Statement on Form S-8, numbered 33-41660, and incorporated herein by reference.

(9) Filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

(10) Filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

Pursuant to Item 4(iii) of Item 601, Regulation S-K, the Registrant has filed as Exhibits only the instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries with respect to which the total amount of securities authorized thereunder exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish to the Commission upon its request copies of other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries, with respect to which the total amount of securities authorized does not exceed 10% of such assets. The Registrant also agrees to furnish to the Commission upon its request copies of any omitted schedule or exhibit to any Exhibit filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE TIMBERLAND COMPANY


March 22, 1994                          By: /s/ Sidney W. Swartz
                                        -----------------------------
                                        Sidney W. Swartz, President

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                  Title                                       Date
   ------------------------------------------------------------------------------------------
                              Chairman of the Board, President,
/s/ Sidney W. Swartz          Chief Executive Officer and Director        March 22, 1994
- --------------------------
(Sidney W. Swartz)
(PEO)
                              Executive Vice President, Chief
/s/ Jeffrey B. Swartz         Operating Officer and Director              March 22, 1994
- --------------------------
(Jeffrey B. Swartz)
                              Senior Vice President-Finance
                              and Administration and Chief
/s/ Keith D. Monda            Financial Officer                           March 22, 1994
- --------------------------
(Keith D. Monda)
(CFO)
                              Corporate Controller and
/s/ Edward J. Suleski, Jr.    Chief Accounting Officer                    March 22, 1994
- --------------------------
(Edward J. Suleski, Jr.)
(CAO)

/s/ Robert M. Agate           Director                                    March 22, 1994
- --------------------------
(Robert M. Agate)

/s/ John F. Brennan           Director                                    March 22, 1994
- --------------------------
(John F. Brennan)

/s/ Thomas R. Schwarz         Director                                    March 22, 1994
- --------------------------
(Thomas R. Schwarz)

/s/ Abraham Zaleznik          Director                                    March 22, 1994
- --------------------------
(Abraham Zaleznik)

                                                                      Item 14(d)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Timberland Company:

We have audited the consolidated financial statements of The Timberland Company as of December 31, 1993 and 1992, and for the years then ended, and have issued our report thereon dated Feruary 15, 1994; such consolidated financial statments and report are included in your 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of The Timberland Company, listed in
Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 1993 and 1992 consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

/s/ Deloitte & Touche

Boston, Massachusetts
February 15, 1994

                                                                      Item 14(d)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Timberland Company:

We have audited the consolidated statements of income, changes in stockholders' equity and cash flows of The Timberland Company (a Delaware corporation) and subsidiaries for the year ended December 31, 1991 (incorporated by reference in this Form 10K). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of The Timberland Company and subsidiaries for the year ended December 31, 1991, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index above for the year ended December 31, 1991, are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                              Arthur Andersen & Co.
                              /s/ Arthur Andersen & Co.

Boston, Massachusetts,
February 12, 1992.


                                                                                                             SCHEDULE VIII

                                                      THE TIMBERLAND COMPANY

                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                          (IN THOUSANDS)

                                                                  Additions
                                        Balance at      ---------------------------------      Deductions       Balance at
                                        Beginning       Charged to Costs   Charged to              Net              End
                                        of Period       and Expenses       Other Accounts      Write-Offs        of Period
                                        ---------       ------------       --------------      ----------        ---------
Description
- -----------
Allowance for
  doubtful accounts:
Year ended
  December 31, 1993                     $1,821             $1,131            $    -               $1,938           $1,014

  December 31, 1992                      1,675              1,374                 -                1,228            1,821

  December 31, 1991                        904              1,107                 -                  336            1,675

Group insurance
  reserve:
Year ended
  December 31, 1993                     $1,401             $5,752            $    -               $5,834            $1,319

  December 31, 1992                      1,127              3,946                 -                3,672             1,401

  December 31, 1991                        737              3,012                 -                2,622             1,127


- --------------------------------------------------------------------------------------------------------------------------
                                                                                                                SCHEDULE X

                             SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                          (IN THOUSANDS)
                                   Charged to Costs and Expenses
                                   -----------------------------
                                      Year ended December 31,
                                      -----------------------

                                   1993        1992       1991
                                   ----        ----       ----
Maintenance and repairs           $8,356      $5,817     $4,466
Advertising Costs                 24,143      11,040      9,194

                          EXHIBIT INDEX
                          -------------

(3) Articles of incorporation and by-laws


           3.2   By-Laws, as amended May 19, 1993,
                  filed herewith


(10) Material Contracts


           10.2 The Company's 1987 Stock Option Plan, as amended, filed herewith

           10.5  The Timberland Company Long Term Incentive
                  Plan for Senior Management, filed herewith

           10.6 The Timberland Company Annual Bonus Plan for Exempt Employees, filed herewith

                           EXHIBIT INDEX
                           -------------


          10.9(e)     (ii) Amendment dated July 16, 1993 to Lease
                      Dated July 20, 1992 among Louise Minges,
                      Mitchell Minges and The Timberland Company, filed herewith

          10.9(k)     Lease dated as of February 1, 1994 between
                      Melville Corporation and The Timberland Company, filed herewith

                                EXHIBIT INDEX
                                -------------


             10.9(l)  Lease dated as of June 29, 1993 between
                      Timberland Dominicana, S.A. and Santiago Norte, S.A. (Pisano) Industrial Park, filed herewith

             10.9(m)  Lease dated as of November 30, 1993 between
                      Timberland Dominicana, S.A. and Santiago Norte, S.A. (Pisano) Industrial Park, filed herewith

             10.9(n)  Lease dated as of December 16, 1993 between
                      Timberland Dominicana, S.A. and Santiago Norte, S.A. (Pisano) Industrial Park, filed herewith

             10.9(o) Lease dated as of March 8, 1993 between Watauga Committee of 100, Inc. and The Timberland
                      Company, filed herewith

             10.9(p)  Lease dated as of March 31, 1993 between
                      Talbot Operations, Inc. and The Timberland Company, filed herewith



        10.11    (i)  Credit Agreement dated as of May 13, 1993
                      among The Timberland Company, Morgan
                      Guaranty Trust Company of New York, for
                      itself and as Administrative Agent, ABN AMRO
                      Bank N.V., The First National Bank of Boston, Barclays Bank PLC and The Northern
                      Trust Company (the "May Credit Agreement"), filed herewith

                 (ii) Amendment dated November 15, 1993 to the
                      May Credit Agreement, filed herewith

        10.12 Credit Agreement dated as of November 15, 1993 among The Timberland Company, certain banks listed therein and The Chase Manhattan Bank, N.A. as Agent, filed herewith

                                EXHIBIT INDEX
                                -------------


        10.13    (ii) Amendment dated September 15, 1993
                      to the Senior Note Agreements,
                      filed herewith


(13)    Annual Report to security holders

        13. Portions of 1993 Annual Report to Stockholders, as incorporated herein by reference, filed herewith

(16)    Letter Regarding Change in Certifying Accountant

        16.      Letter dated March 21, 1994 from Arthur
                 Andersen & Co. regarding change in
                 certifying accountant, filed herewith

(21)    Subsidiaries

        21.      List of subsidiaries of the Registrant, filed herewith

(23)    Consent of experts and counsel

        23.1     The Consent of Deloitte & Touche to
                 the incorporation by reference of their
                 report included in Registrant's Annual
                 Report to Stockholders for the fiscal
                 years ended December 31, 1993 and
                 1992, filed herewith

        23.2     The Consent of Arthur Andersen & Co. to
                 the incorporation by reference of their report included in Registrant's Annual Report to Stockholders for the fiscal year ended
                 December 31, 1991, filed herewith