Form 10-Q
period 1994-04-01
TIMBERLAND CO
filed 1994-05-13
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



        X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        -  EXCHANGE ACT OF 1934
           For the quarterly period ended April 1, 1994
                                          -------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -  SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to _____________

       Commission File Number 1-9548
                              ------

                             The Timberland Company
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                          02-0312554
- - -------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification Number)



          11 Merrill Industrial Drive, Hampton, New Hampshire     03843
- - -------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)



       Registrant's telephone number, including area code:   (603) 926-1600
                                                            -------------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                               Yes    X       No
                                    -----        -----

       On April 29, 1994, 7,619,766 shares of the registrant's Class A Common Stock were outstanding and 3,237,121 shares of the registrant's Class B Common Stock were outstanding.


                             THE TIMBERLAND COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS




                                                                       Page(s)
                                                                       -------
       Independent Accountants' Review Report                             1


       Part I Financial Information
       ----------------------------
           Condensed Consolidated Balance Sheets -
            April 1, 1994 and December 31, 1993                         2 - 3

           Condensed Consolidated Statements of Operations -
             For the three months ended April 1, 1994 and April 2, 1993   4

           Condensed Consolidated Statements of Cash Flows -
             For the three months ended April 1, 1994 and April 2, 1993   5

           Notes to Condensed Consolidated Financial Statements           6

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        7 - 8


       Part II Other Information                                          9
       -------------------------

                                                                       Form 10-Q
                                                                          Page 1


       INDEPENDENT ACCOUNTANTS' REVIEW REPORT
       --------------------------------------

       To the Stockholders and Board of Directors of The Timberland Company:

       We have reviewed the accompanying condensed consolidated balance sheet of The Timberland Company and subsidiaries as of April 1, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended April 1, 1994 and April 2, 1993. These condensed consolidated financial statements are the responsibility of the Company's management.

       We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Timberland Company and subsidiaries as of December 31, 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein), and, in our report dated February 15, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.



       Deloitte & Touche
       Boston, Massachusetts

       April 26, 1994
        (May 4, 1994 as to Note 4)

                                                                       Form 10-Q
                                                                          Page 2


Part I Financial Information
- - ----------------------------


                             THE TIMBERLAND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                          April 1,         December 31,
                                            1994               1993
                                          --------         ------------
Current assets
    Cash and equivalents                  $      -          $  3,281
    Accounts receivable, net                91,429            93,226
    Inventories                            149,166           111,380
    Prepaid expenses                         8,632             7,571
    Deferred and refundable income taxes     5,625             5,625
                                          --------          --------

             Total current assets          254,852           221,083
                                          --------          --------

Property, plant and equipment, at cost      84,012            79,145
Less accumulated depreciation and
  amortization                             (36,457)          (33,530)
                                          --------          --------
             Net property, plant and
                equipment                   47,555            45,615
                                          --------          --------

Excess of cost over fair value of net
  assets acquired, net                      17,963            18,157

Other assets, net                            6,283             5,756
                                          --------          --------

                                          $326,653          $290,611
                                          ========          ========



See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 3


                             THE TIMBERLAND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                  (Unaudited)



                                                                        April 1,  December 31,
                                                                          1994       1993
                                                                        --------  ------------
Current liabilities
    Notes payable                                                       $ 47,346    $ 10,061
    Current maturities of long-term obligations                              700         682
    Bank overdraft, net                                                    4,236           -
    Accounts payable                                                      21,746      32,526
    Accrued expenses
      Payroll and related                                                  8,444       8,873
      Interest and other                                                  17,918       9,609
      Income taxes payable                                                 2,328       3,672
                                                                        --------    --------

                 Total current liabilities                               102,718      65,423
                                                                        --------    --------

Long-term obligations, less current maturities                            90,627      90,809
                                                                        --------    --------
Deferred income taxes                                                      6,176       6,016
                                                                        --------    --------
Stockholders' equity
   Preferred Stock, $.01 par value; 2,000,000 shares authorized;
    none issued                                                                -           -
   Class A Common Stock, $.01 par value; 30,000,000 shares
    authorized; 7,638,092 shares issued at April 1, 1994 and
    7,630,556 shares at December 31, 1993                                     76          76
   Class B Common Stock, $.01 par value; 15,000,000 shares
    authorized;  3,237,121 shares issued and outstanding at
    April 1, 1994 and 3,237,598 shares at December 31, 1993                   32          32
   Additional paid-in capital                                             55,897      55,805
   Retained earnings                                                      72,487      74,106
   Cumulative translation adjustment                                      (1,240)     (1,536)
   Less treasury stock at cost, 18,513 shares at April 1, 1994
      and at December 31, 1993                                              (120)       (120)
                                                                        --------    --------
                                                                         127,132     128,363
                                                                        --------    --------
                                                                        $326,653    $290,611
                                                                        ========    ========

         See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                             THE TIMBERLAND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)


                                              For the
                                        Three Months Ended
                                       April 1,    April 2,
                                         1994        1993
                                       --------    --------
Net sales                              $108,093     $70,606
Cost of goods sold                       75,602      43,139
                                       --------     -------

       Gross profit                      32,491      27,467
                                       --------     -------

Operating expenses
  Selling                                22,577      15,293
  General and administrative             10,232       6,791
  Amortization of goodwill                  194         194
                                       --------     -------

       Total operating expenses          33,003      22,278
                                       --------     -------
       Operating income (loss)             (512)      5,189
                                       --------     -------
Other expense
  Interest                                1,885       1,210
  Other, net                                215         335
                                       --------     -------

       Total other expense                2,100       1,545
                                       --------     -------
       Income (loss) before income
        taxes                            (2,612)      3,644

Provision (benefit) for income taxes       (993)      1,312
                                       --------    --------
       Net income (loss)               $ (1,619)   $  2,332
                                       ========    ========
Earnings (loss) per share              $   (.14)   $    .21
                                       ========    ========
Weighted average shares  outstanding     11,232      11,081
                                       ========    ========



See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5


                             THE TIMBERLAND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)
                                  (Unaudited)


                                                        For the
                                                 Three Months Ended
                                                April 1,     April 2,
                                                   1994         1993
                                                --------     --------
Cash flows from operating activities:
   Net income (loss)                            $ (1,619)      $2,332
   Adjustments to reconcile net income (loss)
       to net cash provided (used) by
       operating activities:
         Deferred income taxes                       160         (415)
         Depreciation and amortization             3,339        2,199
         Increase (decrease) in cash from
          changes in working capital items:
          Accounts receivable                      1,707        2,823
          Inventories                            (37,471)      (9,722)
          Prepaid expenses                        (1,028)      (1,870)
          Bank overdraft, net                      4,236            -
          Accounts payable                       (10,805)       7,647
          Accrued expenses                         7,802        1,600
          Income taxes                            (1,327)         853
                                                --------       ------
              Net cash provided (used)
                 by operating activities         (35,006)       5,447
                                                --------       ------

Cash flows from investing activities:
   Additions to property, plant and
     equipment, net                               (4,747)      (3,630)
   Other, net                                       (756)        (172)
                                                --------       ------
              Net cash used in investing
                activities                        (5,503)      (3,802)
                                                --------       ------

Cash flows from financing activities:
   Net borrowings under short-term credit
      facilities                                  37,284          936
   Payments on long-term debt and
     capital lease obligations                      (164)      (1,823)
   Issuance of common stock                           92           38
                                                --------       ------
              Net cash provided (used) by
                financing activities              37,212         (849)
                                                --------       ------
Effect of exchange rate changes on cash               16           12
                                                --------       ------
Net increase (decrease) in cash and equivalents   (3,281)         808
Cash and equivalents at beginning of period        3,281        1,220
                                                --------       ------
Cash and equivalents at end of period           $      -       $2,028
                                                ========       ======
Supplemental disclosures of cash flow
  information:
   Interest paid                                $    720       $  240
   Income taxes paid                                 191        1,043



See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


       1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consisted of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

            Certain prior year amounts have been reclassified for consistent presentation with the current period.


       2. The results of operations for the three months ended April 1, 1994 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenues have been more heavily weighted to the second half of the year.


       3.   Inventories consist of the following (in thousands):

                                      April 1, 1994     December 31, 1993
                                      -------------     -----------------
                 Raw materials          $ 16,517            $ 11,108
                 Work-in-process          11,017              13,060
                 Finished goods          121,632              87,212
                                        --------            --------
                                        $149,166            $111,380
                                        ========            ========


       4.   Indebtedness

            In April 1994, the Company finalized a private placement with a group of lenders for $65 million of senior unsecured notes (the "Notes") maturing on April 15, 2000. The Notes bear interest at a fixed rate of 7.16% per annum. The proceeds will be used to repay existing short-term debt and for general corporate purposes.

            On May 4, 1994, the Company entered into a new unsecured committed revolving credit agreement (the "Agreement"), with a group of banks. The Agreement, which replaced the Company's existing revolving credit facility, extends through May 30, 1996 and provides for revolving credit loans of up to $125 million, subject to a borrowing base formula. Under the terms of the Agreement, the Company may borrow at interest rates based upon the lender's cost of funds. The Agreement provides for a facility fee of 3/8% per annum on the full commitment and places limitations on the payment of dividends and the incurrence of additional debt, and also contains certain other financial and operating covenants.

       5.   Distributorship Termination Agreement

            In April 1994, the Company entered into a Distributorship Termination Agreement (the "Agreement") with its Italian distributor, which terminates all distribution rights of the distributor on May 31, 1994. In accordance with the Agreement, the Company will also acquire certain assets of the distributor. Net sales to this distributor represented 5% and 4%, respectively, of the Company's consolidated revenues for the first quarter and full year of 1993. The Company recognized no revenue in the first quarter of 1994 related to its Italian distributor. Effective on the termination date, Timberland intends to assume the distribution of its own products in Italy.

                                                                       Form 10-Q
                                                                          Page 7


                             THE TIMBERLAND COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)


RESULTS OF OPERATIONS
The following table sets forth selected items in the Company's condensed consolidated statements of operations as percentages of net sales for the periods indicated.



                                               For the
                                          Three Months Ended
                                       April 1,        April 2,
                                         1994            1993
                                       --------        --------
Net sales                                 100.0%        100.0%
Cost of goods sold                         69.9          61.1
                                          -----         -----

       Gross profit                        30.1          38.9
                                          -----         -----

Operating expenses
  Selling                                  20.9          21.6
  General and administrative                9.5           9.6
  Amortization of goodwill                   .2            .3
                                          -----         -----
       Total operating expenses            30.5          31.6
                                          -----         -----
       Operating income (loss)              (.5)          7.4
                                          -----         -----
Other expense
  Interest                                  1.7           1.7
  Other, net                                 .2            .5
                                          -----         -----
       Total other expense                  1.9           2.2
                                          -----         -----
       Income (loss) before income taxes   (2.4)          5.2
Provision (benefit) for income taxes        (.9)          1.9
                                          -----         -----
       Net income (loss)                   (1.5)%         3.3%
                                          =====         =====

Note:  Percentages may not add due to rounding.




First Quarter 1994 Compared to First Quarter 1993
- - -------------------------------------------------
Net sales for the first quarter of 1994 were $108.1 million, an increase of 53% over the $70.6 million reported in the same quarter of 1993. This increase was attributable to an overall increase in the number of footwear, apparel and accessory units sold. Net sales in 1994 reflect a price reduction on certain products designed to improve the price/value proposition for the consumer.

                                                                       Form 10-Q
                                                                          Page 8
       First Quarter 1994 Compared to First Quarter 1993 (continued)
       -------------------------------------------------

       Gross profit as a percentage of net sales was 30.1% in 1994 as compared to 38.9% in 1993. This decline is primarily attributed to the effect of a price reduction for certain footwear and apparel lines, not fully offset by anticipated product cost reductions.

       While overall operating expenses increased to $33.0 million in the first quarter of 1994 from $22.3 million in the first quarter of 1993, total operating expenses as a percentage of net sales in 1994 decreased to 30.5% from 31.6% in 1993. The comparative dollar increase in spending was principally attributable to increased sales and marketing expenditures and the Company's investment in worldwide infrastructure to support sales growth.

       Interest expense in the first quarter of 1994 increased by $.7 million over the comparable period in 1993, primarily as a result of increased borrowings in support of sales growth.

       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       The Company uses unsecured revolving and committed lines of credit as the primary sources of financing for its seasonal and other working capital requirements. In anticipation of increased financing requirements to support planned near-term growth, the Company completed a private placement in April 1994 for $65 million of senior unsecured notes and entered into a new revolving credit agreement on May 4, 1994, which provides for revolving credit loans of up to $125 million. (See notes to condensed consolidated financial statements.) Management believes that such facilities, and the ability to obtain additional financing, together with cash flow from operations, will provide the funds necessary to support the Company's business.

       At April 1, 1994, the Company had working capital of $152.1 million versus $155.7 million at December 31, 1993 and $94.8 million at April 2, 1993. As a result of increased sales, accounts receivable have grown to $91.4 million at April 1, 1994 compared to $51.0 million at April 2, 1993. Days sales outstanding at April 1, 1994 were 79 days compared to 70 days at April 2, 1993. Inventories have increased by $37.8 million and $68.8 million since year end 1993 and April 2, 1993, respectively, in support of anticipated sales. Inventory turns were 2.2 times for the three months ended April 1, 1994 and April 2, 1993. Short-term borrowings have increased by $37.3 million since December 31, 1993, due primarily to the inventory level at quarter end. As a result of the increase in overall borrowings, the Company's debt to capital ratio rose to 52% at April 1, 1994 compared to 44% and 32% at December 31,
       1993 and April 2, 1993, respectively. The Company's short-term financing requirements have historically reached a peak during the third quarter in response to the seasonal pattern of demand.

       In April 1994, the Company entered into a Distributorship Termination Agreement (the "Agreement") with its Italian distributor, which terminates all distribution rights of the distributor on May 31, 1994. In accordance with the Agreement, the Company will also acquire certain assets of the distributor. Net sales to this distributor represented 5% and 4%, respectively, of the Company's consolidated revenues for the first quarter and full year of 1993. The Company recognized no revenue in the first quarter of 1994 related to its Italian distributor. Effective on the termination date, Timberland intends to assume the distribution of its own products in Italy.

       Capital expenditures were $4.7 million and $3.6 million for the three months ended April 1, 1994 and April 2, 1993, respectively.

                                                                       Form 10-Q
                                                                          Page 9

       Part II Other Information
       -------------------------

       Item 6. Exhibits and Reports on Form 8-K.
               (a) Exhibits -- None
               (b) Reports on Form 8-K -- None



       Signatures
       ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  The Timberland Company
                                                  ------------------------------
                                                  (Registrant)



       Date:  May 12,1994                         Jeffrey B. Swartz
              -----------                         ------------------------------
                                                  Jeffrey B. Swartz
                                                  Executive Vice President,
                                                  Chief Operating Officer
                                                  and Director





       Date:  May 12, 1994                        Edward J. Suleski, Jr.
              -----------                         ------------------------------
                                                  Edward J. Suleski, Jr.
                                                  Corporate Controller and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)