Form 10-Q
period 1994-07-01
TIMBERLAND CO
filed 1994-08-12
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---  EXCHANGE ACT OF 1934
         For the quarterly period ended        July 1, 1994
                                        --------------------------
                                       OR

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to ________________

    Commission File Number     1-9548
                           --------------

                             The Timberland Company
- - ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                               02-0312554
- - ----------------------------------------------------------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification Number)
 incorporation or organization)




   11 Merrill Industrial Drive, Hampton, New Hampshire         03843
- - ----------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)



  Registrant's telephone number, including area code:     (603) 926-1600
                                                      ----------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No ____
                                   -----

     On July 29, 1994, 7,653,042 shares of the registrant's Class A Common Stock were outstanding and 3,237,121 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS



                                                                                Page(s)
                                                                                ------
     Independent Accountants' Review Report                                         1


     Part I Financial Information (Unaudited)
     ----------------------------------------

         Condensed Consolidated Balance Sheets -
          July 1, 1994 and December 31, 1993                                    2 - 3

         Condensed Consolidated Statements of Operations -
           For the three and six months ended July 1, 1994 and July 2, 1993         4

         Condensed Consolidated Statements of Cash Flows -
           For the six months ended July 1, 1994 and July 2, 1993                   5

         Notes to Condensed Consolidated Financial Statements                   6 - 7

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  8 - 10


     Part II Other Information                                                      11
     -------------------------


                                                                       Form 10-Q
                                                                          Page 1


     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
     --------------------------------------

     To the Stockholders and Board of Directors of The Timberland Company:

     We have reviewed the accompanying condensed consolidated balance sheet of The Timberland Company and subsidiaries as of July 1, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended July 1, 1994 and July 2, 1993. These condensed consolidated financial statements are the responsibility of the Company's management.

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

     July 21, 1994

                                                                      Form 10-Q
                                                                         Page 2


Part I Financial Information
- - ----------------------------

                             THE TIMBERLAND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                             (Dollars in Thousands)
                                  (Unaudited)



                                                 July 1,     December 31,
                                                  1994          1993
                                              ----------    -------------
Current assets
    Cash and equivalents                      $    3,064    $    3,281
    Accounts receivable, net                     117,928        93,226
    Inventories                                  194,662       111,380
    Prepaid expenses                              11,548         7,571
    Deferred and refundable income taxes           5,641         5,625
                                              ----------    ----------
             Total current assets                332,843       221,083
                                              ----------    ----------


Property, plant and equipment, at cost            89,596        79,145
Less accumulated depreciation and
  amortization                                   (39,532)      (33,530)
                                              ----------    ----------
             Net property, plant and
             equipment                            50,064        45,615
                                              ----------    ----------

Excess of cost over fair value of net
  assets acquired, net                            24,546        18,157

Other assets, net                                  4,864         5,756
                                              ----------    ----------

                                               $ 412,317    $  290,611
                                               =========    ==========




  See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 3

                             THE TIMBERLAND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                       July 1,    December 31,
                                                                        1994          1993
                                                                     ---------    ------------
Current liabilities
    Notes payable                                                    $  53,741      $ 10,061
    Current maturities of long-term obligations                            719           682
    Accounts payable                                                    37,084        32,526
    Accrued expenses
      Payroll and related                                                9,738         8,873
      Interest and other                                                18,942         9,609
      Income taxes payable                                               1,710         3,672
                                                                     ---------     ---------
             Total current liabilities                                 121,934        65,423
                                                                     ---------     ---------

Long-term obligations, less current maturities                         155,440        90,809
                                                                     ---------     ---------

Deferred income taxes                                                    6,700         6,016
                                                                     ---------     ---------

Stockholders' equity
    Preferred stock, $.01 par value; 2,000,000 shares authorized;
      none issued                                                            -             -
    Class A Common Stock, $.01 par value (1 vote per share);
     30,000,000 shares authorized; 7,650,565 shares issued at
     July 1, 1994 and 7,630,556 shares at December 31, 1993                 77            76
    Class B Common Stock, $.01 par value (10 votes per share);
      15,000,000 shares authorized; 3,237,121 shares issued
      and outstanding at July 1, 1994 and 3,237,598 shares at
      December 31, 1993                                                     32            32
    Additional paid-in capital                                          56,281        55,805
    Retained earnings                                                   72,632        74,106
    Cumulative translation adjustment                                     (659)       (1,536)
    Less treasury stock at cost, 18,369 shares at July 1, 1994
      and 18,513 shares at December 31, 1993                              (120)         (120)
                                                                     ---------     ---------
                                                                       128,243       128,363
                                                                     ---------     ---------
                                                                     $ 412,317     $ 290,611
                                                                     =========     =========

          See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4

                             THE TIMBERLAND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)



                                                      For the                           For the
                                                 Three Months Ended                 Six Months Ended
                                                 ------------------                 ----------------
                                              July 1,         July 2,          July 1,          July 2,
                                               1994            1993             1994             1993
                                              -------         -------          -------         -------
Net sales                                     $126,944        $84,849         $235,037         $155,455
Cost of goods sold                              86,795         54,263          162,397           97,402
                                              --------        -------         --------         --------
     Gross profit                               40,149         30,586           72,640           58,053
                                              --------        -------         --------         --------

Operating expenses
  Selling                                       27,038         17,980           49,890           33,273
  General and administrative                     9,667          7,560           19,624           14,351
  Amortization of goodwill                         250            193              444              387
                                              --------        -------         --------         --------

       Total operating expenses                 36,955         25,733           69,958           48,011
                                              --------        -------         --------         --------

       Operating income                          3,194          4,853            2,682           10,042
                                              --------        -------         --------         --------

Other expense (income)
  Interest                                       3,440          1,388            5,325            2,598
  Other, net                                      (481)           477             (266)             812
                                              --------        -------         --------         --------

       Total other expense                       2,959          1,865            5,059            3,410
                                              --------        -------         --------         --------

       Income (loss) before income taxes           235          2,988           (2,377)           6,632

Provision (benefit) for income taxes                90          1,076             (903)           2,388
                                              --------        -------         --------         --------

       Net income (loss)                      $    145        $ 1,912         $ (1,474)        $  4,244
                                              ========        =======         ========         ========

Earnings (loss) per share                     $    .01        $   .17         $   (.13)        $    .38
                                              ========        =======         ========         ========

Weighted average shares  outstanding            11,201         11,139           11,216           11,110
                                              ========        =======         ========         ========


          See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                             THE TIMBERLAND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                                                                                     For the
                                                                                Six Months Ended
                                                                                ----------------
                                                                              July 1,       July 2,
                                                                               1994          1993
                                                                             ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                                         $ (1,474)      $  4,244
   Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
         Deferred income taxes                                                    684             10
         Depreciation and amortization                                          7,017          4,770
         Increase (decrease) in cash from
          changes in working capital items,
          net of effects of acquisition:
          Accounts receivable                                                 (25,977)       (16,279)
          Inventories                                                         (76,471)       (31,161)
          Prepaid expenses                                                     (3,077)        (1,575)
          Accounts payable                                                      4,459         15,072
          Accrued expenses                                                      9,835          3,036
          Income taxes                                                         (1,944)          (923)
                                                                             --------       --------
              Net cash used
                 in operating activities                                      (86,948)       (22,806)
                                                                             --------       --------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                             (9,170)       (10,585)
   Acquisition of Italian distributor                                         (14,086)             -
   Other, net                                                                   1,061           (320)
                                                                             --------       --------
              Net cash used in investing activities                           (22,195)       (10,905)
                                                                             --------       --------
Cash flows from financing activities:
   Net borrowings under short-term credit facilities                           43,676         15,889
   Proceeds from long-term obligations                                         65,000         20,000
   Payments on long-term debt and
     capital lease obligations                                                   (332)        (2,154)
   Issuance of common stock                                                       477            288
                                                                             --------       --------
              Net cash provided by financing activities                       108,821         34,023
                                                                             --------       --------
Effect of exchange rate changes on cash                                           105            (32)
                                                                             --------       --------
Net increase (decrease) in cash and equivalents                                  (217)           280
Cash and equivalents at beginning of period                                     3,281          1,220
                                                                             --------       --------
Cash and equivalents at end of period                                        $  3,064       $  1,500
                                                                             ========       ========
Supplemental disclosures of cash flow information:
   Interest paid                                                             $  4,158       $  2,464
   Income taxes paid                                                              391          3,299

          See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


      1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consisted of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993 and the current year's previously issued quarterly report on Form 10-Q for the quarter ended April 1, 1994.

          Certain prior period amounts have been reclassified for consistent presentation with the current period.


     2. The results of operations for the six months ended July 1, 1994 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenues have been more heavily weighted to the second half of the year.


     3.   Inventories consist of the following (in thousands):

                                      July 1, 1994              December 31, 1993
                                      ------------              -----------------
               Raw materials            $  16,865                   $  11,108
               Work-in-process             14,563                      13,060
               Finished goods             163,234                      87,212
                                        ---------                   ---------
                                        $ 194,662                   $ 111,380
                                        =========                   =========


     4.   Indebtedness

          On April 15, 1994, the Company finalized a private placement with a group of lenders for $65 million of senior unsecured notes (the "Notes") dated April 1, 1994 and maturing on April 15, 2000. The Notes bear interest at a fixed rate of 7.16% per annum. The proceeds will be used to repay existing short-term debt and for general corporate purposes.

          On May 4, 1994, the Company entered into a new unsecured committed revolving credit agreement (the "Agreement"), with a group of banks. The Agreement, which replaced the Company's existing revolving credit facility, matures on May 30, 1996 and provides for revolving credit loans of up to $125 million, subject to a borrowing base formula. Under the terms of the Agreement, the Company may borrow at interest rates based upon the lender's cost of funds (4.73% at July 1, 1994). The Agreement provides for a facility fee of 3/8% per annum on the full commitment and places limitations on the payment of dividends and the incurrence of additional debt, and also contains certain other financial and operating covenants.

                                                                       Form 10-Q
                                                                          Page 7


                            THE TIMBERLAND COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



5.   Acquisition of Italian Distributor

     In April 1994, the Company entered into a Distributorship Termination Agreement (the "Agreement") with its Italian distributor, which terminated all distribution rights of the distributor on May 31, 1994. In accordance with the Agreement, the Company also acquired certain assets of the distributor. Effective on the termination date, Timberland assumed the distribution of its own products in Italy.

     This transaction has been accounted for as a purchase and, accordingly, the results of operations of the Company's Italian business has been included in the consolidated statements of operations from the termination date. The results of the Italian operations are not significant to the consolidated results of operations, and accordingly, pro forma data has been omitted. The excess of the purchase price ($6.8 million) over the fair value of net assets acquired in this transaction ($7.3 million, consisting primarily of inventory) is being amortized on a straight-line basis over 10 years.

6.   Commitment

     Effective March 31, 1994, the Company entered into an operating lease for a 246,000 square feet facility in Stratham, New Hampshire, which will become its new corporate headquarters during the fourth quarter of 1994. The lease expires in July 1999 and has a fixed annual rental rate of $.7 million. The Company is currently reviewing various alternatives for its existing headquarters facility.

7.   Litigation

     On June 21, 1994, the plaintiff in the stockholder lawsuit filed on February 15, 1994 against the Company and one of its officers agreed voluntarily to withdraw the action, and the case was dismissed.

                                                                       Form 10-Q
                                                                          Page 8

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


                                                              For the                        For the
                                                        Three Months Ended              Six Months Ended
                                                        ------------------              ----------------
                                                      July 1,         July 2,         July 1,         July 2,
                                                       1994            1993            1994            1993
                                                      -------         -------         -------         -------
Net sales                                             100.0 %         100.0 %         100.0 %         100.0 %
Cost of goods sold                                     68.4            64.0            69.1            62.7
                                                      -----           -----           -----           -----
       Gross profit                                    31.6            36.0            30.9            37.3
                                                      -----           -----           -----           -----

Operating expenses
  Selling                                              21.3            21.2            21.2            21.4
  General and administrative                            7.6             8.9             8.3             9.2
  Amortization of goodwill                               .2              .2              .2              .3
                                                      -----           -----           -----           -----

       Total operating expenses                        29.1            30.3            29.8            30.9
                                                      -----           -----           -----           -----

       Operating income                                 2.5             5.7             1.1             6.4
                                                      -----           -----           -----           -----

Other expense (income)
  Interest                                              2.7             1.6             2.3             1.7
  Other, net                                            (.4)             .6             (.1)             .5
                                                      -----           -----           -----           -----

       Total other expense                              2.3             2.2             2.2             2.2
                                                      -----           -----           -----           -----

       Income (loss) before income taxes                 .2             3.5            (1.0)            4.2

Provision (benefit) for income taxes                     .1             1.2             (.4)            1.5
                                                      -----           -----           -----           -----

       Net income (loss)                                 .1%            2.3%            (.6)%           2.7%
                                                      =====           =====           =====           =====

     Note:  Percentages may not add due to rounding

     Second Quarter 1994 Compared to Second Quarter 1993
     ---------------------------------------------------
     Net sales for the second quarter of 1994 were $126.9 million, an increase of 50% over the $84.8 million reported in the same quarter of 1993. This increase was attributable to an overall increase in the number of footwear, apparel and accessory units sold. Net sales in 1994 reflect a price reduction on certain products designed to improve the price/value proposition for the consumer.

     Gross profit as a percentage of net sales was 31.6% as compared to 36.0% in 1993. This decline is primarily a result of a price reduction for certain footwear and apparel lines, not fully offset by anticipated product cost reductions. The margin performance for the second quarter compares favorably to the 30.1% achieved in the first quarter of 1994.

                                                                       Form 10-Q
                                                                          Page 9


     Second Quarter 1994 Compared to Second Quarter 1993 (continued)
     ---------------------------------------------------------------

     While overall operating expenses increased to $37.0 million for the second quarter of 1994 from $25.7 million for the comparable period in 1993, total operating expenses as a percentage of net sales in 1994 decreased to 29.1% from 30.3% in 1993. The comparative dollar increase in spending was principally attributable to increased sales and marketing expenditures and the Company's investment in worldwide infrastructure to support sales growth.

     Interest expense for the second quarter of 1994 increased by $2.1 million over the comparable period in 1993, primarily as a result of increased borrowings, in support of sales growth.

     First Six Months 1994 Compared To First Six Months 1993
     -------------------------------------------------------

     Net sales for the first six months of 1994 were $235.0 million, an increase of 51% over the $155.5 million for the comparable period in 1993. This increase was attributable to an overall increase in the number of footwear, apparel and accessory units sold.

     Gross profit as a percentage of net sales for the first six months of 1994 was 30.9% as compared to 37.3% for the comparable period in 1993. This decline is primarily attributed to the effect of a price reduction for certain footwear and apparel lines, not fully offset by anticipated product cost reductions.

     Total operating expenses for the first half of 1994 increased to $70.0 million from $48.0 million for the comparable period in 1993, principally as a result of increased sales and marketing expenditures and the Company's investment in worldwide infrastructure to support sales growth. As a percentage of net sales, total operating expenses decreased to 29.8% in 1994 from 30.9% in 1993.

     Interest expense for the first six months of 1994 increased by $2.7 million over the comparable period in 1993, primarily as a result of increased borrowings, in support of sales growth.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company uses unsecured revolving and committed lines of credit as the primary sources of financing for its seasonal and other working capital requirements. In anticipation of increased financing requirements to support planned near-term growth, the Company completed a private placement in April 1994 for $65 million of senior unsecured notes, and entered into a new revolving credit agreement on May 4, 1994, which provides for revolving credit loans of up to $125 million. (See notes to condensed consolidated financial statements.) Management believes that such facilities, and the ability to obtain additional financing, together with cash flow from operations, will provide the funds necessary to support the Company's business.

     At July 1, 1994, the Company had working capital of $210.9 million versus $155.7 million at December 31, 1993 and $112.3 million at July 2, 1993. As a result of increased sales, accounts receivable have grown to $117.9 million at July 1, 1994 compared to $70.2 million at July 2, 1993. Days sales outstanding at July 1, 1994 were 88 days compared to 79 days at July 2, 1993. Inventories at July 1, 1994 were $194.7 million, an increase of $83.3 million since year end 1993 and of $93.3 million since July 2, 1993, in support of anticipated sales. Inventory turns were 2.0 times and 2.2 times for the six months ended July 1, 1994 and July 2, 1993, respectively.

                                                                       Form 10-Q
                                                                         Page 10

     The increase in the level of total borrowings since December 31, 1993, is due primarily to the inventory build up. As a result of the increase in overall borrowings, the Company's debt to capital ratio rose to 62% at July 1, 1994 compared to 44% at December 31, 1993 and July 2, 1993. The Company expects its short-term financing requirements to reach a peak during the third quarter in response to its historical seasonal pattern of demand.

     In April 1994, the Company entered into a Distributorship Termination Agreement (the "Agreement") with its Italian distributor, which terminated all distribution rights of the distributor on May 31, 1994.
     In accordance with the Agreement, the Company also acquired certain assets of the distributor. Effective on the termination date, Timberland assumed the distribution of its own products in Italy. (See notes to condensed consolidated financial statements.)

                                                                     Form 10-Q
                                                                       Page 11

Part II Other Information
- - -------------------------

Item 1. Legal Proceedings.

     In Germano v. The Timberland Company, et al, the plaintiff alleged
        -------    -----------------------------
     material misstatements and omissions in public filings and statements made by the Company in 1993. On June 21, 1994, the plaintiff agreed voluntarily to withdraw the action, and the case was dismissed.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The Company held its Annual Meeting of Stockholders on May 19, 1994.

     (b) At such Annual Meeting proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

                              Total Votes for each      Total Votes withheld
            Nominee                 Director             from each Director
            -------                 --------             ------------------
         John F. Brennan           7,021,105                   16,458
         Thomas R. Schwarz         6,986,411                   51,152


         The holders of Class A Common Stock and Class B Common Stock voting together as a single class elected the following directors:

                              Total Votes for each      Total Votes withheld
            Nominee                 Director             from each Director
            -------                 --------             ------------------
         Robert M. Agate          39,392,815                   15,958
         Jeffrey B. Swartz        39,357,371                   51,402
         Sidney W. Swartz         39,389,115                   19,658
         Abraham Zaleznik         39,392,315                   16,458

         There were no abstentions or broker non-votes with respect to the election of the director nominees.

         Thomas R. Schwarz resigned from the Company effective July 14, 1994.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

           Exhibit       Description
           -------       -----------
           (10)          Material Contracts

           10.1          Sublease dated March 31, 1994 between Hewlett-Packard
                           Company and The Timberland Company.

           10.2          Note Agreements dated as of April 1, 1994 regarding
                           $65,000,000 7.16% Senior Notes due April 15, 2000.

           10.3          Amended and restated Note Agreements dated as of
                           April 1, 1994 regarding $35,000,000 9.70% Senior
                           Notes due December 1, 1999.

           10.4          Credit Agreement dated as of May 4, 1994 among The
                           Timberland Company, certain banks listed therein and Morgan Guaranty Trust Company of New York, as Agent.


     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the period covered by this report.

                                                                     Form 10-Q
                                                                       Page 12


Signatures
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           The Timberland Company
                                           ---------------------------------
                                           (Registrant)



Date: August 12, 1994                      Jeffrey B. Swartz
      ---------------                      ---------------------------------
                                           Jeffrey B. Swartz
                                           Executive Vice President,
                                           Chief Operating Officer
                                           and Director



Date: August 12, 1994                      Keith D. Monda
      ---------------                      ---------------------------------
                                           Keith D. Monda
                                           Senior Vice President-Finance and
                                           Administration and Chief Financial
                                           Officer
                                           (Principal Financial Officer)