Form 10-K/A
period 1993-12-31
TIMBERLAND CO
filed 1994-08-24
CIK 814361

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                               AMENDMENT NO. 1 TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is included in the Registrant's 1993 Annual Report to Stockholders on pages 13 through 23 and is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             List of Financial Statements and Financial Statement Schedules.

    (a)(1) Financial Statements. The following financial statements, appearing in the Company's Annual Report to Stockholders for the year ended
December 31, 1993, are incorporated by reference in this Form 10-K:

ANNUAL REPORT
                                                                        PAGE
                                                                        ----
Independent Auditors' Report                                             13

Consolidated Balance Sheets as of December 31, 1993,
  and December 31, 1992                                                  14

For the years ended December 31, 1993, 1992 and 1991:

  Consolidated Statements of Income                                      15

  Consolidated Statements of Changes in Stockholders' Equity             16

  Consolidated Statements of Cash Flows                                  17

  Notes to Consolidated Financial Statements                             18


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

                                        THE TIMBERLAND COMPANY


August 24, 1994                          By: /s/ Keith D. Monda
                                        -----------------------------
                                        Keith D. Monda, Senior Vice President-
                                        Finance and Administration and Chief
                                        Financial Officer