Form 10-Q
period 1994-09-30
TIMBERLAND CO
filed 1994-11-14
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -  EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1994
                                   ------------------

                                       OR

 -  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                to
                                   --------------    --------------

Commission File Number 1-9548
                       ------

                             The Timberland Company
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                      02-0312554
- - --------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)



11 Merrill Industrial Drive, Hampton, New Hampshire             03843
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (603) 926-1600
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X       No
                                     ---          ---

On October 28, 1994, 7,669,121 shares of the registrant's Class A Common Stock were outstanding and 3,237,121 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                               Page(s)
                                                               -------
Independent Accountants' Review Report                             1

Part I Financial Information (unaudited)
- - ----------------------------

   Condensed Consolidated Balance Sheets -                       2-3
     September 30, 1994 and December 31, 1993

   Condensed Consolidated Statements of Income -                  4
     For the three and nine months ended September 30, 1994
     and October 1, 1993

    Condensed  Consolidated Statements of Cash  Flows  -          5
     For the nine months ended September 30, 1994 and
     October 1, 1993

   Notes to Condensed Consolidated Financial Statements          6-7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         8-10


Part II Other Information                                         11
- - -------------------------

                                                                  Form 10-Q
                                                                     Page 1





INDEPENDENT ACCOUNTANTS' REVIEW REPORT
- - --------------------------------------


To the Stockholders and Board of Directors of The Timberland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Timberland Company and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1994 and October 1, 1993. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Timberland Company and subsidiaries as of December 31, 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated February 15, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.



Deloitte & Touche, LLP
Boston, Massachusetts


October 25, 1994

                                                                  Form 10-Q
                                                                     Page 2


Part I Financial Information
- - ----------------------------



                             THE TIMBERLAND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                 September 30,    December 31,
                                                     1994            1993
                                                 -------------    -----------
Current assets
    Cash and equivalents                           $  1,183        $  3,281
    Accounts receivable, net                        193,315          93,226
    Inventories                                     221,394         111,380
    Prepaid expenses                                 11,856           7,571
    Deferred and refundable income taxes              9,075           5,625
                                                   --------        --------

                    Total current assets            436,823         221,083
                                                   --------        --------

Property, plant and equipment, at cost               97,278          79,145
Less accumulated depreciation and amortization      (42,759)        (33,530)
                                                   --------        --------
          Net property, plant and equipment          54,519          45,615
                                                   --------        --------

Excess of cost over fair value of net assets
    acquired, net                                    24,274          18,157
                                                   --------        --------

Other assets, net                                     5,152           5,756
                                                   --------        --------

                                                   $520,768        $290,611
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

                                                                  Form 10-Q
                                                                     Page 3


                                               THE TIMBERLAND COMPANY
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                               (Dollars in Thousands)
                                                     (Unaudited)

                                                                                September 30,    December 31,
                                                                                    1994            1993
                                                                               -------------    -----------
Current liabilities
      Notes payable                                                               $109,125        $ 10,061
      Current maturities of long-term obligations                                      603             682
      Accounts payable                                                              48,604          32,526
      Accrued expenses
         Payroll and related                                                        10,240           8,873
         Interest and other                                                         30,207           9,609
         Income taxes payable                                                       13,616           3,672
                                                                                  --------        --------
                   Total current liabilities                                       212,395          65,423
                                                                                  --------        --------

Long-term obligations, less current maturities                                     155,399          90,809
                                                                                  --------        --------

Deferred income taxes                                                                7,304           6,016
                                                                                  --------        --------

Stockholders' equity
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         none issued                                                                     -               -
      Class A common stock, $.01 par value (1 vote per share);
         30,000,000 shares authorized; 7,687,178 shares issued
         at September 30, 1994 and 7,630,556 shares at
         December 31, 1993                                                              77              76
      Class B common stock, $.01 par value (10 votes per share);
         15,000,000 shares authorized; 3,237,121 shares issued and
         outstanding at September 30, 1994 and 3,237,598 shares at
         December 31, 1993                                                              32              32
      Additional paid-in capital                                                    56,819          55,805
      Retained earnings                                                             88,961          74,106
      Cumulative translation adjustment                                                (99)         (1,536)
      Less treasury stock at cost, 18,369 shares at September 30,
         1994 and 18,513 shares at December 31, 1993                                  (120)           (120)
                                                                                  --------        --------
                                                                                   145,670         128,363
                                                                                  --------        --------

                                                                                  $520,768        $290,611
                                                                                  ========        ========

See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                             THE TIMBERLAND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                    For the                          For the
                                                               Three Months Ended               Nine Months Ended
                                                           ---------------------------     ----------------------------
                                                           September 30,    October 1,     September 30,     October 1,
                                                              1994            1993             1994             1993
                                                           ------------     ----------     -------------     ----------
Net sales                                                    $222,148        $140,261         $457,185         $295,716

Cost of goods sold                                            145,668          90,415          308,065          187,817
                                                             --------        --------         --------         --------


       Gross profit                                            76,480          49,846          149,120          107,899
                                                             --------        --------         --------         --------


Operating expenses
  Selling                                                      33,676          22,961           83,566           56,234
  General and administrative                                   11,325           7,489           30,949           21,840
  Amortization of goodwill                                        367             194              811              581
                                                             --------        --------         --------         --------

       Total operating expenses                                45,368          30,644          115,326           78,655
                                                             --------        --------         --------         --------

       Operating income                                        31,112          19,202           33,794           29,244
                                                             --------        --------         --------         --------

Other expense (income)
  Interest expense                                              4,504           1,771            9,829            4,369
  Other, net                                                      272            (133)               6              679
                                                             --------        --------         --------         --------

       Total other expense                                      4,776           1,638            9,835            5,048
                                                             --------        --------         --------         --------

       Income before income taxes                              26,336          17,564           23,959           24,196
                                                             --------        --------         --------         --------

Provision for income taxes                                     10,007           6,323            9,104            8,711
                                                             --------        --------         --------         --------

       Net income                                            $ 16,329        $ 11,241         $ 14,855         $ 15,485
                                                             ========        ========         ========         ========

Earnings per share                                           $   1.45        $   1.00         $   1.32         $   1.39
                                                             ========        ========         ========         ========

Weighted average shares outstanding                            11,252          11,261           11,228           11,161
                                                             ========        ========         ========         ========



See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                             THE TIMBERLAND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                                                                                              For the
                                                                                         Nine Months Ended
                                                                                         -----------------
                                                                                    September 30,    October 1,
                                                                                        1994           1993
                                                                                    -------------   ------------

Cash flows from operating activities:
   Net income                                                                      $  14,855        $  15,485
   Adjustments to reconcile net income
       to net cash used in operating activities:
         Deferred income taxes                                                         1,288              109
         Depreciation and amortization                                                10,674            7,419
         Increase (decrease) in cash from changes in working
            capital items, net of effects of acquisition:
            Accounts receivable                                                     (101,266)         (61,399)
            Inventories                                                             (102,060)         (26,442)
            Prepaid expenses                                                          (3,681)          (5,098)
            Accounts payable                                                          15,856           12,851
            Accrued expenses                                                          21,158            8,066
            Income taxes                                                               6,539            4,349
                                                                                    --------         --------
              Net cash used in operating activities                                 (136,637)         (44,660)
                                                                                    --------         --------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                                   (16,548)         (17,010)
   Acquisition of Italian distributor                                                (14,086)               -
   Other, net                                                                            667             (666)
                                                                                    --------         --------
              Net cash used in investing activities                                  (29,967)         (17,676)
                                                                                    --------         --------


Cash flows from financing activities:
   Net borrowings under short-term credit facilities                                  99,075           43,738
   Proceeds from long-term obligations                                                65,000           20,000
   Payments on long-term debt and capital lease obligations                             (505)          (2,441)
   Issuance of common stock                                                            1,015              336
                                                                                    --------         --------
              Net cash provided by financing activities                              164,585           61,633
                                                                                    --------         --------


Effect of exchange rate changes on cash                                                  (79)              39
                                                                                    --------         --------

Net decrease in cash and equivalents                                                  (2,098)            (664)

Cash and equivalents at beginning of period                                            3,281            1,220
                                                                                    --------         --------

Cash and equivalents at end of period                                               $  1,183         $    556
                                                                                    ========         ========
Supplemental disclosures of cash flow information:
   Interest paid                                                                    $  6,195         $  3,265
   Income taxes paid                                                                   1,322            4,250


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

2. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenues have been more heavily weighted to the second half of the year.

3.   Inventories consist of the following (in thousands):

                            September 30, 1994     December 31, 1993
                            ------------------     -----------------
          Raw materials          $ 19,859                $ 11,108
          Work-in-process          18,129                  13,060
          Finished goods          183,406                  87,212
                                 --------                --------
                                 $221,394                $111,380
                                 ========                ========

4.   Indebtedness

     On April 15, 1994, the Company finalized a private placement with a group of lenders for $65 million of senior unsecured notes (the "Notes") dated April 1, 1994 and maturing on April 15, 2000. The Notes bear interest at a fixed rate of 7.16% per annum. The proceeds were used to repay existing short term debt and for general corporate purposes.

     On May 4, 1994, the Company entered into a new unsecured committed revolving credit agreement (the "Agreement"), with a group of banks. The Agreement, which replaced the Company's existing revolving credit facility, matures on May 30, 1996 and provides for revolving credit loans of up to $125 million, subject to a borrowing base formula. Under the terms of the Agreement, the Company may borrow at interest rates based upon the lender's cost of funds (5.53% at September 30, 1994). The Agreement provides for a facility fee of 3/8% per annum on the full commitment and places limitations on the payment of dividends and the incurrence of additional debt, and also contains certain other financial and operating covenants.

     The Company is finalizing a private placement with a group of lenders for $106 million of senior unsecured notes. These notes are expected to bear interest at a fixed rate of 8.94% per annum and mature in seven years. The proceeds are expected to be used to repay existing indebtedness. The transaction is expected to close in the fourth quarter of 1994.

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

     This transaction has been accounted for as a purchase and, accordingly, the results of operations of the Company's Italian business have been included in the consolidated statements of income from the termination date. The results of the Italian operations are not significant to the consolidated results of operations, and accordingly, pro forma data has been omitted. The total purchase price of $14.1 million exceeds the fair value of net assets acquired by $6.8 million. This excess is being amortized on a straight-line basis over 10 years.

6.   Commitment

     Effective March 31, 1994, the Company entered into an operating lease for a 246,000 square feet facility in Stratham, New
     Hampshire, which will become its new corporate headquarters during the fourth quarter of 1994. The lease expires in July 1999 and has a fixed annual rental rate of $.7 million. The Company's existing headquarters facility is also a major distribution center which will continue to be operational.

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

                                                                       Form 10-Q
                                                                          Page 8

                             THE TIMBERLAND COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

RESULTS OF OPERATIONS
- - ---------------------

The following table sets forth selected items in the Company's condensed consolidated statements of income as percentages of net sales for the periods indicated.

                                                        For the                      For the
                                                  Three Months Ended            Nine Months Ended
                                             ---------------------------     --------------------------
                                             September 30,    October 1,     September 30,   October 1,
                                                1994             1993            1994          1993
                                             -------------    ----------     -------------   ----------
Net sales                                     100.0%           100.0%         100.0%          100.0%
Cost of goods sold                             65.6             64.5           67.4            63.5
                                              -----            -----          -----           -----

       Gross profit                            34.4             35.5           32.6            36.5
                                              -----            -----          -----           -----

Operating expenses
  Selling                                      15.2             16.4           18.3            19.0
  General and administrative                    5.1              5.3            6.8             7.4
  Amortization of goodwill                       .1               .1             .1              .2
                                              -----            -----          -----           -----

   Total operating expenses                    20.4             21.8           25.2            26.6
                                              -----            -----          -----           -----


       Operating income                        14.0             13.7            7.4             9.9
                                              -----            -----          -----           -----

Other (income) expense
  Interest                                      2.0              1.3            2.1             1.5
  Other, net                                     .1              (.1)            .1              .2
                                              -----            -----          -----           -----
       Total other expenses                     2.1              1.2            2.2             1.7
                                              -----            -----          -----           -----

       Income before income taxes              11.9             12.5            5.2             8.2

Provision for income taxes                      4.5              4.5            1.9             3.0
                                              -----            -----          -----           -----

      Net income                                7.4%             8.0%           3.3%            5.2%
                                              =====            =====          =====           =====


Third Quarter 1994 Compared with Third Quarter 1993
- - ---------------------------------------------------

Net sales for the third quarter of 1994 were $222.1 million, an increase of 58.4% over the $140.3 million reported in the same quarter of 1993. This increase was primarily attributable to an overall increase in the number of footwear, apparel and accessory units sold offset by a price reduction, instituted subsequent to the third quarter of 1993, on certain products designed to improve the price/ value proposition for the consumer.

                                                             Form 10-Q
                                                                Page 9


Third Quarter 1994 Compared with Third Quarter 1993 (continued)
- - ---------------------------------------------------

Gross profit as a percentage of net sales for the quarter ended September 30, 1994 was 34.4% as compared to 35.5% for the comparable period in 1993. The change resulted principally from a price reduction for certain footwear and apparel products offset in part by product cost reductions.

While overall operating expenses increased to $45.4 million in the third quarter of 1994 from $30.6 million in the third quarter of 1993, total operating expenses as a percentage of net sales in 1994 decreased to 20.4% versus 21.8% in 1993. The comparative dollar increase in spending was principally attributable to increased sales and marketing expenditures and the Company's investment in worldwide infrastructure to support sales growth.

Interest expense for the third quarter of 1994 increased by $2.7 million over the comparable period in 1993, primarily as a result of increased borrowings and higher interest rates.

Nine Months 1994 Compared with Nine Months 1993
- - -----------------------------------------------

Net sales for the nine months of 1994 were $457.2 million, an increase of 54.6% over the $295.7 million reported in the comparable period in 1993. This increase in net sales was attributable primarily to an overall increase in the number of footwear, apparel and accessory units sold.

Gross profit as a percentage of net sales for the nine months of 1994 was 32.6%, as compared to 36.5% for the comparable period in 1993. The decrease is attributable primarily to price reductions instituted subsequent to the third quarter of last year.

Total operating expenses for the nine months of 1994 increased to $115.3 million from $78.7 million for the comparable period in 1993, principally as a result of increased sales and marketing expenditures and the Company's investment in worldwide infrastructure to support sales growth. As a percentage of net sales, total operating expenses decreased to 25.2% in 1994 from 26.6% in 1993.

Interest expense for the first nine months of 1994 increased by $5.5 million over the comparable period in 1993, primarily as a result of increased borrowings and higher interest rates.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company uses unsecured revolving and committed lines of credit as the primary sources of financing for its seasonal and other working capital requirements. In anticipation of increased financing requirements to support planned near-term growth, the Company completed a private placement on April 15, 1994 for $65 million of senior unsecured notes, and entered into a new revolving credit agreement on May 4, 1994, which provides for revolving credit loans of up to $125 million, subject to a borrowing base formula. (see notes to condensed consolidated financial statements.) In addition, the Company is finalizing a private placement with a group of lenders for $106 million of senior unsecured notes (the "Notes"). The Notes are expected to bear interest at a fixed rate of 8.94% per annum and mature in seven years. The proceeds are expected to be used to repay existing indebtedness. The transaction is expected to close in the fourth quarter of 1994. Management believes that such facilities, and the ability to obtain additional financing, together with cash from operations, will provide the funds necessary to support the Company's business in the foreseeable future.

                                                             Form 10-Q
                                                               Page 10



LIQUIDITY AND CAPITAL RESOURCES (continued)
- - -------------------------------

At September 30, 1994, the Company had working capital of $224.4 million versus $155.7 million at December 31, 1993 and $119.7 million at October 1, 1993. As a result of increased sales, accounts receivable have grown to $193.3 million at September 30, 1994 compared to $115.3 million at October 1, 1993. Days sales outstanding at
September 30, 1994 were 78 days compared to 79 days at October 1, 1993. Inventories have increased by $110.0 million and $124.6 million since year end 1993 and October 1, 1993, respectively, in support of anticipated sales. Sales for the third quarter of 1994 grew at a slower rate than the Company had anticipated causing inventory to be higher than planned. A majority of this inventory consists of classic Timberland models in oversupply that Management expects will be sold in the normal course of business. The increase in the level of total borrowings since December 31, 1993 is due primarily to the higher inventory and receivables levels. The Company's short-term financing requirements have historically reached a peak during the third quarter in response to the seasonal pattern of demand. As a result of the increase in overall borrowings, the Company's debt to capital ratio rose to 65% at September 30, 1994 compared to 44% and 48% at December 31, 1993 and October 1, 1993, respectively.

                                                             Form 10-Q
                                                               Page 11


Part II Other Information
- - -------------------------

Item 1. Legal Proceedings.

        In GERMANO v. THE TIMBERLAND COMPANY et al, the plaitiff alleged material misstatements and omissions in public filings and statements made by the Company in 1993. On June 21, 1994, the plaintiff agreed voluntarily to withdraw the action, and the case was dismissed.

Item 6. Exhibits and Reports on Form 8-K.
        (a)  Exhibits

             Exhibit           Description
             -------           -----------
               27              Financial Data Schedule

        (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the period covered by this report.

Signatures
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           The Timberland Company
                                           --------------------------
                                           (Registrant)




Date: November 14, 1994                    Keith D. Monda
      -----------------                    -------------------------
                                           Keith D. Monda
                                           Senior Vice President -
                                           Finance and Administration
                                           and Chief Financial Officer



Date: November 14, 1994                    Dennis W. Hagele
      -----------------                    -------------------------
                                           Dennis W. Hagele
                                           Vice President Finance
                                           and Corporate Controller
                                           (Chief Accounting Officer)