Form 10-K
TIMBERLAND CO
filed 1995-03-30
CIK 814361

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
                                  ---------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NUMBER 1-9548

                            THE TIMBERLAND COMPANY
            (Exact name of registrant as specified in its charter)
                            ----------------------

                  DELAWARE                              02-0312554
        (State or other jurisdiction               (I.R.S. Employer
       of incorporation or organization)            Identification No.)

              200 DOMAIN DRIVE
           STRATHAM, NEW HAMPSHIRE                         03885
    (Address of principal executive office)              (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE, IS (603) 772-9500
                            ----------------------

         Securities registered pursuant to Section 12(b) of the Act:
       Title of each class                       Name of each exchange on which registered
       -------------------                       -----------------------------------------
Class A Common Stock, par value $.01 per share            New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of Class A Common Stock of the Registrant held by non-affiliates of the Registrant was approximately $215,097,724 on March 15, 1995. For purposes of the foregoing sentence the term "affiliate" includes each director and executive officer of the Registrant. See Item 12 of this Form 10-K.

        8,218,018 shares of Class A Common Stock and 2,735,381 shares of Class B Common Stock of the Registrant were outstanding on March 15, 1995.

                     DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Registrant's Annual Report to security holders for fiscal year ended December 31, 1994 are incorporated by reference in
Part I, Item 1 regarding foreign and domestic sales and Part II, Items
5, 6, 7 and 8 of this Report. Portions of the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

           The List of Exhibits appears on page 16 of this Report.

--------------------------------------------------------------------------------

                                    PART I
ITEM 1.     BUSINESS

OVERVIEW
--------

        The Timberland Company was incorporated in Delaware on December 20, 1978, and is the successor to Abington Shoe Company, which was incorporated in Massachusetts in 1933 (The Timberland Company, together with its subsidiaries, is referred to herein as "Timberland" or the "Company," unless the context requires otherwise). The Company designs, develops, manufactures and markets men's and women's premium quality footwear, apparel and accessories under the Timberland [Registered] brand. These products are sold primarily through better-grade department stores and other retail stores in the United
States and in more than 60 countries worldwide. In addition, the Company sells its products through specialty stores devoted exclusively to Timberland [Registered] products which are operated by the Company or its distributors in the United States, Europe, South America, Mexico and Asia and through specialty stores in Australia and New Zealand owned by its distributor in the Asia/Pacific region. Timberland also sells its products through Company-operated factory stores in the United States, France, Germany and Italy.

        The Company has built its product lines to reflect classic rugged styles which provide durability and quality. In marketing its products, the Company has consistently emphasized the workmanship and detailing incorporated into its products, which are designed to provide lasting protection from the elements.

        In early 1994, the Company continued its strategic decision implemented in late 1993 to gain market share and to improve the price/value proposition for the consumer by preemptively reducing prices on certain core footwear products. Effective June 1, 1994, the Company assumed the distribution of its own products in Italy and acquired certain assets of its Italian distributor. In January 1995, the Company appointed Inchcape plc as the exclusive distributor of Timberland products throughout most of the Asia/Pacific region. This transaction included the sale to Inchcape plc of the Company's Australian and New Zealand subsidiaries.

CURRENT PRODUCTS
----------------

        The Company's two major product categories are footwear (shoes and boots) and apparel and accessories. The Company increased its sales to $637.5 million in 1994 from $418.9 million in 1993, an increase of 52.2%. During 1994, net sales attributable to the footwear category totaled $513.5 million, as compared to $349.5 million and $242.6 million in 1993 and 1992, respectively. During 1994, net sales attributable to the apparel and accessories category totaled $124.0 million, as compared to $69.4 million and $48.8 million in 1993 and 1992, respectively.

        FOOTWEAR

        In 1973, the first pair of waterproof "minibuck" leather boots under the Timberland brand were produced. The Company currently offers a variety of styles of boots for men and women, including classic work and sporting boots, hiking boots and lightweight trail boots. The Company also offers men's and women's shoes featuring handsewn construction, premium waterproof leather, water resistant fabric uppers and selected use of waterproof fabric bootie construction, as well as performance sandals for men and women. The Company's shoes are based on classic styling and are designed for durability. In 1994, the Company introduced a variety of new styles in each of its men's and women's lines of boots and shoes, including its collection of weatherbucks, loafers, handsewn casuals, boat shoes, bush hikers, performance sandals, weather boots and other rugged casual styles.

        During 1994, the Company also introduced a new line of footwear products under the Timberland Work Division. These insulated, rugged boots, some with steel-toed safety construction, are designed to fit the needs of construction workers, carpenters, assembly-line workers and skilled workers in other crafts and trades who require durable and comfortable footwear in their work environments. Timberland [Registered] Work boots are currently sold in the United States through leading consumer product retailers like J.C. Penney and Sears.

        In January 1995, the Company introduced its Active Comfort Technology [trademark] (ACT [trademark]), a comfort system that combines specially selected materials in a proprietary way that is designed to aggressively wick moisture away from the skin to keep feet warm and dry. The ACT system has been initially incorporated into the Company's high performance hunting boots and is expected to be introduced into other performance and core footwear products starting in the spring of 1996.

         APPAREL AND ACCESSORIES

        Timberland offers premium quality apparel, consisting of rugged outerwear, sweaters, shirts, pants, shorts and skirts. Incorporated into such products are premium waterproof leathers, waterproof fabric, rust-proof hardware, canvas, denim, high quality specialty cotton, wool and other quality performance materials. During 1994, the Company expanded its men's line of rugged apparel to coordinate better with the Company's line of outerwear and expanded its women's line of apparel to incorporate a broader range of colors, fabrics and styles.

        Timberland's accessories collection consists of luggage, briefcases, handbags, belts, caps, hats, gloves and socks. For 1994, introductions in the accessories collection included an expanded line of waterproof leather handbags, travel bags and small leather goods.


TIMBERLAND'S STRATEGY
---------------------

        During 1994, the Company pursued its strategy for growth by capitalizing on its core business and continuing to expand its domestic and international presence through building increased consumer awareness of the Timberland [Registered] brand. Timberland believes its integrated brand approach, which is based on showcasing Timberland brand apparel and accessories together with its footwear products in specialty stores and concept shops and corners, contributes to this strategy for growth. Specialty stores, which are operated by the Company or its distributors, sell only major product categories of Timberland [Registered] products. Concept shops or corners, which are operated by third-parties, are areas of stores dedicated exclusively to the presentation, merchandising and sale of Timberland products.

        The Company continued to promote consumer demand for its products in 1994 through advertising campaigns which emphasized the workmanship and detailing of its footwear, apparel and accessories and the protection these products offer against the elements. Timberland believes that the premium quality, durability, functionality and classic styling of its products, combined with its reputation for high-performance products and increased consumer awareness of the Timberland [Registered] brand, will continue to increase consumer demand for its products.

        Advertising through print and television campaigns is used to present Timberland as an integrated, world-class source of quality footwear, apparel and accessories for the rugged outdoors. The Company reinforces this advertising with a variety of in-store promotions, point-of-purchase displays, a cooperative advertising program with its retailers, as well as retail sales employee training programs focused on product knowledge, selling skills and visual merchandising.

        In the first half of 1994, the Company continued to reduce prices on certain core footwear to improve the price/value proposition for the consumer and to increase market share. The Company is currently evaluating the balance between manufacturing its own products and utilizing independent manufacturing alternatives to reduce costs while providing the consumer with premium quality footwear at the best prices. See "Business--Manufacturing."

        The Company intends to continue its growth through a combination of internal development and the development of business relationships with independent manufacturers, suppliers, distributors and retailers capable of reinforcing the Company's image and standards. The Company may, from time to time, consider the possibility of acquiring other companies which produce or distribute quality footwear, apparel, accessories or related products which complement the Company's existing product lines.

DISTRIBUTION
------------

UNITED STATES OPERATIONS

        In 1994, 1993 and 1992, the Company generated 74%, 71% and 63%, respectively, of its net sales in the United States. The Company's strategy is to distribute its products through specialty stores and through retailers who reinforce the Timberland image of quality, performance and service. The Company's customer accounts within the United States range from better-grade department stores and retail stores to sporting goods stores, marinas and specialty retailers. The Company services these accounts through a combination of field and corporate-based sales teams.

        The Company has six showrooms servicing its wholesale customers. The Company's principal showroom is located on Fifth Avenue in New York City. Its regional showrooms are located in Atlanta, Chicago, Dallas, Denver and Seattle.

        In 1994, the Company's domestic retail operations accounted for 9% of net sales, compared to 8% in 1993 and 10% in 1992. The Company operates 15 Timberland [Registered] specialty stores located in Atlanta; Boston; Chestnut Hill, Massachusetts; Chicago; Dallas; Newport, Rhode Island; New York City; White Plains, New York; Los Angeles; San Francisco; Sausalito, California; Farmington, Connecticut; St. Louis; Short Hills, New Jersey; and Washington, D.C. The Company opened the specialty stores in Atlanta, Chestnut Hill, St. Louis, Farmington, Los Angeles and Short Hills during 1994 and the specialty store in

White Plains in early 1995. All of the Company's specialty stores showcase the Timberland [Registered] brand as an integrated source of footwear, apparel and accessories. These stores also provide sales and consumer-trend information which assist the Company in developing its marketing strategies, including point of purchase materials. In addition, the training and customer service programs established in the Company's specialty stores serve as a model which may be adopted by the Company's other retail accounts. The Company also operates 19 factory stores located in the United States which typically sell factory-second and close-out product offerings to the public.

        The Company carries material amounts of inventory in order to meet delivery and any other requirement of its customers. At December 31, 1994, the Company's inventory levels were $218.2 million, compared to $111.4 million at December 31, 1993. Generally, inventory levels were higher in 1994 than in 1993 to meet a higher level of sales. However, the Company's inventory positions were higher than anticipated because of sales growing at a slower rate than the Company had expected and the Company's misforecasting of specific customer demand at the unit product level. A majority of this inventory consists of classic Timberland [Registered] models in oversupply that the Company expects will be sold in the normal course of business.

        The Company maintains distribution facilities in Portsmouth and Hampton, New Hampshire; Wilmington, Massachusetts; and Danville, Kentucky. The Danville distribution facility was established in 1994. Currently, orders are filled primarily from the Company's Hampton, Wilmington and Danville distribution facilities. The Company's distribution strategy is to control its points of distribution in order to reduce costs and increase responsiveness to consumer demand in the long-term.

        INTERNATIONAL OPERATIONS

        In 1994, international sales accounted for 26% of Timberland's net sales, compared to 29% in 1993 and 37% in 1992. Timberland sells its products internationally through distributors, commission agents and six of its subsidiaries. The Company's subsidiaries located in England, France, Germany, Spain and Austria and its domestic subsidiary servicing Italy provide sales, administrative and, in certain instances, warehousing support for the sale of Timberland [Registered] products to retailers in their respective countries and, in certain instances, to distributors and commission agents in other countries. These subsidiaries also operate seven Timberland [Registered] specialty stores located in London; Milan; Munich; Dusseldorf; Vienna; Paris; and Lyon, France and three factory stores in Vallauris, France; Baierbrunn, Germany; and Pero, Italy. Additionally, the Company grants licenses to operate specialty stores to certain third parties. Retail distribution of the Company's products internationally also occurs through better-grade department stores and other retail stores.

        During 1994, the Company entered into a Distributorship Termination Agreement with its Italian distributor, pursuant to which the Company terminated the distributor's distribution rights and acquired certain of the distributor's assets. Timberland assumed the distribution of its own products in Italy effective June 1, 1994.

        On January 26, 1995, the Company appointed Inchcape plc as the exclusive distributor and retailer of Timberland [Registered] products throughout most of the Asia/Pacific region for a ten-year term. The transaction also included Inchcape's acquisition of Timberland's Australian and New Zealand subsidiaries and future consideration provided to Inchcape for a total sum of $24 million. The eight Timberland specialty stores and departments leased in retail stores located in Australia and New Zealand are owned and operated by Inchcape plc effective January 26, 1995.

        Reference is hereby made to the information set forth in footnote 10, entitled "Industry Segment and Geographical Area Information," appearing in the Company's 1994 Annual Report to Stockholders, which information is incorporated herein by reference.

ADVERTISING AND MARKETING
-------------------------

        The Company's advertising campaigns are designed to increase consumer brand awareness and emphasize that Timberland offers an integrated brand of footwear, apparel and accessories products that provide lasting protection from the elements. During 1994, the Company promoted the high quality, classic rugged style, durability and functionality of its products through national and regional advertising campaigns. On a national level, advertisements that featured the ability of the Company's products to perform under extreme conditions were placed in various active-lifestyle and sports-focused periodicals. In addition, advertisements designed to motivate consumers' social conscience and increase brand loyalty were featured in various national periodicals.

        The Company's regional and trade publications advertising campaigns were built on the foundation of the national advertising campaigns and featured advertisements in print media that emphasized the value of purchasing authentic Timberland [Registered] products rather than products that attempt to imitate Timberland's style and design or products that focus more on fashion trends than on performance.

        Internationally, the Company participates in a variety of direct and cooperative advertising efforts. This advertising uses and adapts for the international markets many of the same promotional themes that are used in the United States.

        In September 1994, the Company announced that it would no longer be the principal sponsor of the Iditarod [Registered] sled dog race due to changing business priorities. Currently, the Company supports programs dedicated to the responsible care and humane treatment of dogs, particularly sled dogs.


        Timberland continues to test its products in association with the members of Team Timberland. Team Timberland consists of a select group of individuals who support the Timberland Mission and--through either their adventures facing the elements, athletic performance or civic activities-- serve as educational role models for making a positive difference in the community and improving the environment in which we live.

SEASONALITY
-----------

        In 1994, as has traditionally been the case, the Company's sales were higher in the last two quarters of the year than in the first two quarters. The Company expects this sales trend to continue in 1995.

BACKLOG
-------

        At December 31, 1994, Timberland's backlog of orders from its customers was approximately $132 million, compared to $69 million at December 31, 1993. While all orders in the backlog are subject to cancellation by customers, the Company expects that the majority of such orders will be filled in 1995. The Company does not believe that its backlog of orders at year end is representative of the orders which will be filled during 1995 due to the shift towards "at once orders" being adopted by many retailers.

MANUFACTURING
-------------

     During 1994, approximately 60% of the Company's footwear unit volume was manufactured in the Company's leased facilities in Tennessee, North Carolina, Puerto Rico and the Dominican Republic, compared to 70% during 1993. The remainder of the Company's footwear unit volume and all of its apparel and accessories were sourced from independent manufacturers in Asia, Central America and the Caribbean, Europe, North America and South America. The Company believes that utilizing independent manufacturers provides greater production capacity and flexibility.

     During 1994, the Company continued certain cost savings programs implemented in 1993, such as modular manufacturing, to enhance materials management and to reduce manufacturing cycle times. The Company believes that further cost reductions can be obtained through better management of its raw materials purchasing and with increased utilization of independent manufacturers. The Company currently plans to retain an internal manufacturing capability to continue to benefit from the experience and expertise it has gained with respect to its manufacturing and research, design and development activities conducted in connection with its manufacturing. The Company is currently evaluating its manufacturing facilities and independent manufacturing alternatives to determine the appropriate size and scope of its manufacturing facilities to be more effective in delivering quality merchandise efficiently.

     To the extent the Company manufactures outside the United States or is dependent upon foreign operations with unaffiliated parties, the Company is subject to the usual risks of doing business abroad. These risks potentially include United States import restrictions, anti-dumping investigations, political or labor disturbances, expropriation, acts of war and other similar risks.

RAW MATERIALS
-------------

     The Company purchases its raw materials from a number of domestic and foreign sources. In 1994, the Company increased its utilization of foreign sources for supply of quality leather to reduce costs and to diversify its raw materials purchases. Based on its experience, the Company expects to consolidate its raw materials purchasing to fewer suppliers in 1995 than in 1994. The Company has no reason to believe that leather will not continue to be available from existing or alternative sources.

TRADEMARKS AND TRADE NAMES; PATENTS; RESEARCH & DEVELOPMENT
-----------------------------------------------------------

        The Company's principal trade name is The Timberland Company and the Company's principal trademarks are Timberland and [TREE LOGO], which have been registered in the United States and in certain foreign countries. Other Company trademarks or registered trademarks are HydroTech; Weathergear; More Quality Than You May Ever Need; Where Is Your Outdoors?; Active Comfort Technology; ACT; Toporelief; Topozoic; Boots, Shoes, Clothing, Wind, Water, Earth & Sky; Wind, Water, Earth & Sky; Elements; Nothing Can Stop You; [GEAR LOGO]; TBL 30; Timberland 1049; Trail Grip; and Tims. The Company regards its trade name and trademarks as valuable assets and believes that they are important factors in marketing its products, particularly in the case of the Timberland [Registered] brand, which is essential to the Company's integrated brand strategy. It is the policy of the Company to protect and defend vigorously its trade name and trademarks against infringement under the laws of the United States and other countries. In addition, the Company seeks to protect and defend vigorously its patents, designs, copyrights and all other proprietary rights under applicable laws.

     The Company conducts research, design and development efforts for its footwear, apparel and accessories. During 1994, the Company established an advanced research, design and development team to create and bring new concepts from the design stage to the marketplace in an expedient manner. While Timberland considers itself a leader in product innovation, its expenses relating to research, design and development have not represented a material expenditure relative to other expenses of the Company.

     Timberland tests a number of its products under actual field conditions to evaluate performance characteristics, including testing by members of Team Timberland. Through these and other relationships, Timberland is able to measure the performance of its products in the outdoors and to obtain ideas for improving its products' performance based upon the experience and competitive needs of these athletes.

COMPETITION
-----------

     The Company does not believe that it has any major competitors who offer a full complement of footwear, apparel and accessories which provide the same quality and performance as Timberland's integrated brand. The Company does, however, have a variety of separate major competitors in sales of its separate lines of footwear, apparel and accessories.

     The Company's footwear lines are marketed in a highly competitive environment, and the footwear industry is subject to rapid changes in consumer preference. Although the footwear industry is fragmented to a great degree, many of the Company's competitors are larger and have substantially greater resources than the Company, including athletic shoe companies, many of which compete directly with the Company's products. In addition, the Company faces competition from retailers that are establishing products under private labels which compete with the Company's products.

     The Company has at least five major competitors in classic boot sales, at least four major competitors in sport boot sales and at least six major competitors in hiking boot and performance sandal sales. Boat shoes produced by the Company face competition from at least five companies and other casual shoes produced by the Company face competition from at least eight other companies. The Company's major competitors for its footwear products are located principally in the United States. Internationally, the Company faces competition from many manufacturers of footwear. As in the United States, some of these manufacturers attempt to imitate the Company's styles.

     The Company's line of men's apparel faces competition from at least three major apparel companies in the United States and from a variety of major apparel companies internationally. The Company's line of women's apparel faces competition from at least four major apparel companies in the United States and from several major apparel companies internationally.

     The Company's men's and women's lines of footwear and apparel also face competition from at least two direct mail companies in the United States.

     The Company's accessories line faces competition from at least seven major companies in the United States and from several major accessories companies internationally.

     Product performance and quality, including continuing technological improvements, product identity through marketing and promotion, and product design, styling and pricing are all important elements of competition in the footwear, apparel and accessories markets served by the Company. Although changing fashion trends generally affect demand for particular footwear, apparel and accessories products, the Company believes that, because Timberland [Registered] products are designed primarily for functionality and performance, demand for Timberland products is less sensitive to changing trends in fashion than is demand for other products that are designed specifically to meet such trends.

ENVIRONMENTAL MATTERS
---------------------

     Compliance with federal, state and local environmental regulations have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES
---------

     As of December 31, 1994, the Company had approximately 6,700 employees worldwide. Management considers its employee relations to be good. None of the Company's employees is represented by a labor union, and the Company has never suffered a material interruption of business caused by labor disputes.

ITEM 2.   PROPERTIES

     The Company owns a facility in Hampton, New Hampshire which served as the Company's headquarters until November 1994 and currently is used for warehousing and distribution of certain of the Company's products. In connection with the purchase financing for such property, industrial revenue bonds are outstanding in the principal amount of $5,345,000.

These bonds are due in 2014 and bear interest at 6.20% through 1999 and thereafter at rates adjusted every five years, through maturity. These bonds are collateralized by a mortgage on such real estate and by a security interest on assets located there.

     The Company also leases facilities in Danville, Kentucky and Wilmington, Massachusetts, for the distribution of certain products, under lease agreements which expire in January 1999 and April 1996, respectively.

     In April 1994, the Company entered into a lease for property in Stratham, New Hampshire, that has served, since November 1994, as its principal executive offices. This lease expires in July 1999, with options to extend the expiration. The Company considers its current headquarters facilities adequate and suitable for its present needs. The Company leases its production facilities, which are located in Mountain City, Tennessee; Boone, North Carolina; Isabela, Puerto Rico; and Santiago, Dominican Republic. These production facilities are occupied under 13 leasing arrangements which expire at various times from November 1995 to February 1998. The Company is currently evaluating the suitability of its production facilities for its present and future needs. See "Business--Manufacturing."

     The Company leases 15 domestic specialty stores, seven international specialty stores, six domestic showrooms, 19 domestic factory stores, and three international factory stores. See "Business--Distribution."

     The Company's subsidiaries also lease office and warehouse spaces to meet their individual requirements.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in various litigation and legal matters, including United States customs claims, which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's financial statements.

     On June 21, 1994, the plaintiff in the stockholder lawsuit filed on February 15, 1994, against the Company and one of its officers, agreed voluntarily to withdraw the action, and the case was dismissed.

     The Company and two of its officers and directors have been named as defendants in two actions filed in the United States District Court for the District of New Hampshire, one filed by Jerrold Schaffer on December 12, 1994, and the other filed by Gershon Kreuser on January 4, 1995. The suits, which are each brought by purchasers of the Company's Class A Common Stock ("Common Stock"), allege that the defendants violated the federal securities laws by making material misstatements and omissions in the Company's public filings and statements in 1994. Specifically, the complaints allege that such statements and omissions had the effect of artificially inflating the market price for the Company's Common Stock until the disclosure by the Company on December 9, 1994, of its expectation that results for the fourth quarter were not likely to meet analysts' anticipated levels. The suits seek class action status, with the SCHAFFER complaint embracing all purchasers of the Company's Common Stock between October 25, 1994 and December 9, 1994, and the KREUSER complaint including such purchasers between February 15, 1994 and December 9, 1994. Damages are unspecified. The plaintiffs have filed a motion, assented to by the defendants, to consolidate the two suits. The motion is pending before the District Court.

     While each action is in its preliminary stages, based on an initial review, and after consultation with counsel, management believes the allegations are without merit. Accordingly, management does not expect the outcome of such litigation to have a material adverse effect on the financial statements. The Company intends to defend these proceedings vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is submitted as to the executive officers of the
Company:

       NAME                    AGE      POSITION
       ----                    ---      --------
Sidney W. Swartz                59      Chairman of the Board, President, Chief Executive
                                        Officer and Director

Jeffrey B. Swartz               35      Executive Vice President, Chief Operating Officer and Director

Keith D. Monda                  48      Senior Vice President-Finance and Administration and Chief Financial Officer

Edmund J. Feeley                34      Senior Vice President-General Manager Footwear

Don S. Maurer                   40      Senior Vice President-Worldwide Marketing

Gregory W. VanWormer            39      Senior Vice President-General Manager Apparel

Kenneth A. Snyder               47      Senior Vice President-Footwear Sales

Dennis W. Hagele                51      Vice President-Finance and Corporate Controller
                                        (Chief Accounting Officer)

Jane E. Owens                   41      Vice President and General Counsel

     All executive officers serve at the discretion of the Board of Directors.

     Sidney W. Swartz has served the Company as Chairman of the Board, Chief Executive Officer and President since June 1986 when he and his family trust became the then sole stockholders of the Company. During the prior 20 years, Mr. Swartz, as the owner of 50% of the Company, was responsible for the manufacturing, marketing, distribution and financial aspects of the Company.

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

     Edmund J. Feeley joined the Company in February 1993 as Senior Vice President-Manufacturing and Operations. Effective January 1, 1995, Mr. Feeley became Senior Vice President-General Manager Footwear. From May 1990 to January 1993, Mr. Feeley was a Principal of Booz, Allen and Hamilton, a general management and consulting firm, where he had also been a Senior Associate from May 1987 to April 1990.

     Don S. Maurer joined the Company in June 1994 as Senior Vice President-Worldwide Marketing. From July 1991 to May 1994, Mr. Maurer was Senior Vice President and Director of Account Management of Mullen Advertising, which has been Timberland's advertising and public relations agency since 1988. From October 1989 to July 1991, Mr. Maurer was the Senior Vice President, Director of Client Services for Margeotes, Fertitta and Weiss, New York.

     Gregory W. VanWormer joined the Company in May 1994 as Senior Vice President-Retail. Effective January 1, 1995, Mr. VanWormer became Senior Vice President-General Manager Apparel. From August 1991 to April 1994, Mr. VanWormer was the Vice President-General Merchandise Manager of G.H. Bass & Co.; and from June 1988 to June 1991, he held the following positions with C.M.L. Inc.: Vice President-General Merchandise Manager of Carroll Reed (a retail company); and President of The Gokey Company (a retail, catalog and manufacturing company).

        Kenneth A. Snyder joined the Company in June 1990 as Divisional Vice President of Domestic Sales. In February 1991, Mr. Snyder assumed the office of Senior Vice President-Domestic Sales. Effective January 1, 1995, Mr. Snyder became Senior Vice President-Footwear Sales. From October 1989 to May 1990, Mr. Snyder was Vice President of Sales of New Balance Athletic Company; and from November 1988 to September 1989, he was Vice President of Sales of Stride Rite Corporation.

     Dennis W. Hagele joined the Company in October 1994 as Vice President-Finance and Corporate Controller (Chief Accounting Officer). From July 1993 to September 1994, Mr. Hagele was an independent financial consultant; and from August 1981 to June 1993, he was Assistant Controller of Sara Lee Corporation.

     Jane E. Owens joined the Company in September 1992 as Vice President and General Counsel. From June 1990 to August 1992, Ms. Owens was Counsel for Reebok International Ltd.; and from March 1988 to June 1990, she was a partner in the law firm of Gaston & Snow.

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The information required by this item is included in the Registrant's 1994 Annual Report to Stockholders under the caption "Quarterly Market Information and Related Matters" and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item is included in the Registrant's 1994 Annual Report to Stockholders under the caption "Five Year Summary of Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included in the Registrant's 1994 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in the Registrant's 1994 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information set forth under the caption, "Executive Officers of the Registrant," in Item 4A of Part I of this report and to information under the caption, "Information with Respect to Nominees" in the Registrant's definitive proxy statement (the "Registrant's 1995 Proxy Statement") relating to its 1995 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended

December 31, 1994, which information is incorporated herein by reference. Reference is also made to the information set forth in the Registrant's 1995 Proxy Statement with respect to compliance with Section 16(a) of the Exchange Act, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation," in the Registrant's 1995 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information set forth under the caption, "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's 1995 Proxy Statement, which information is incorporated herein by reference. For purposes of calculating the aggregate market value of the Class A Common Stock on March 15, 1995, the shares owned by The Sidney W. Swartz 1982 Family Trust, The Swartz Foundation and The Sidney and Judith Swartz Charitable Remainder Unitrust have not been considered to have been owned by an affiliate.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information set forth under the caption, "Certain Relationships and Related Transactions," in the Registrant's 1995 Proxy Statement, which information is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     List of Financial Statements and Financial Statement Schedules.

     (a)(1) Financial Statements. The following financial statements appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1994, are incorporated by reference in this Form 10-K:


ANNUAL REPORT

                                                                        PAGE
                                                                        ----
Independent Auditors' Report                                             16

Consolidated Balance Sheets as of December 31, 1994,                     17
        and December 31, 1993

For the years ended December 31, 1994, 1993 and 1992:

     Consolidated Statements of Income                                  18

     Consolidated Statements of Changes in Stockholders' Equity         19

     Consolidated Statements of Cash Flows                              20

     Notes to Consolidated Financial Statements                         21

     (a)(2) Financial Statement Schedules. The following additional financial data should be read in conjunction with the Consolidated Financial Statements in the Registrant's 1994 Annual Report to Stockholders:


                                                                      FORM 10-K
                                                                        PAGE
                                                                        ----
Report of Independent Public Accountants on Schedule                    F-1

Schedule VIII - Valuation and Qualifying Accounts                       F-2


     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and have therefore been omitted.

     (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1994.

     (c) Listed below are all the Exhibits filed as part of this Report, some of which are incorporated by reference from documents previously filed by the Company with the Securities and Exchange Commission in accordance with the provisions of Rule 12b-32 of the Securities Exchange Act of 1934, as amended.


Exhibit                                Description
-------                                -----------

(3)     Articles of incorporation and by-laws

               3.1   Restated Certificate of Incorporation (1)

               3.2   By-Laws, as amended February 19, 1993 (5)

(4)     Instruments defining the rights of security holders, including indentures

          (See also Exhibits 3.1 and 3.2)

               4.1   Specimen stock certificate for shares of the Company's Class
                     A Common Stock (3)

(10)    Material contracts

              10.1   Agreement dated as of August 29, 1979
                     between The Timberland Company and
                     Sidney W. Swartz (1)

              10.2 The Company's 1987 Stock Option Plan, as amended September 10, 1993 (5)

              10.3  The Company's 1991 Employee Stock
                    Purchase Plan (2)

              10.4  The Company's 1991 Stock Option Plan
                    for Non-Employee Directors (3)

              10.5  (a)  The Timberland Company Long Term Incentive
                         Plan for Senior Management (5)

                    (b)  The Timberland Company Long Term Incentive
                         Guidelines, filed herewith

              10.6 The Timberland Company Annual Bonus Plan for Exempt Employees (5)

              10.7  The Timberland Retirement Earnings 401(k)
                    Plan and Trust Agreements, dated as of
                    February 1, 1991 (3)

              10.8 The Timberland Company Profit Sharing Plan and Trust Agreements, dated as of January 1, 1991 (3)


EXHIBIT                                   DESCRIPTION
-------                                   -----------
              10.9      (a)     Lease dated March 23, 1987 between
                                The Outdoor Footwear Company and
                                Corporation Sublistatica, S.A. (1)

                        (b)     Lease dated January 11, 1993 between
                                Thomas M. Moulton, Trustee of the
                                Fairview Nominee Trust, and The
                                Timberland Company (4)

                        (c)     Lease dated January 11, 1993 between
                                Thomas M. Moulton, Trustee of the
                                Fairview Nominee Trust, and The
                                Timberland Company (4)

                        (d)     Lease dated November 21, 1988 between
                                745 Associates and The Timberland
                                Company (4)

                        (e)     (i)  Lease dated July 20, 1992 among Louise
                                Minges, Mitchell Minges and
                                The Timberland Company (4)

                                (ii) Amendment dated July 16, 1993 to lease dated July 20, 1992 among Louise Minges,
                                Mitchell Minges and The Timberland Company (5)

                        (f)     Lease dated January 3, 1984 between the
                                Industrial Development Board of the County of Johnson, Tennessee and The Timberland
                                Company, and subsequent amendments (4)

                        (g)     Lease dated March 31, 1981 between the
                                Puerto Rico Industrial Development Company and The Timberland Company (4)

                        (h)     Lease dated September 7, 1992 between
                                Corporacion Zona Franca Industrial
                                De Santiago, Inc. and The Recreational
                                Footwear Company (4)

                        (i)     Lease dated December 2, 1992 between
                                Corporacion Zona Franca Industrial
                                De Santiago, Inc. and The Recreational
                                Footwear Company (4)

                        (j)     Lease dated as of February 1, 1994 between
                                Melville Corporation and The Timberland
                                Company (5)

EXHIBIT                                 DESCRIPTION
-------                                 -----------
                                (k)     Lease dated as of June 29, 1993 between
                                        Timberland Dominicana, S.A. and Santiago
                                        Norte, S.A. (Pisano) Industrial Park (5)

                                (l)     Lease dated as of November 30, 1993 between
                                        Timberland Dominicana, S.A. and Santiago
                                        Norte, S.A. (Pisano) Industrial Park (5)

                                (m)     Lease dated as of December 16, 1993 between
                                        Timberland Dominicana, S.A. and Santiago
                                        Norte, S.A. (Pisano) Industrial Park (5)

                                (n)     Lease dated March 8, 1993 between Watauga
                                        Committee of 100, Inc. and The Timberland
                                        Company (5)

                                (o)     Lease dated as of March 31, 1993 between
                                        Talbot Operations, Inc. and The Timberland
                                        Company (5)

                                (p)     (i) Sublease dated March 31, 1994 between
                                        Hewlett-Packard Company and The Timberland
                                        Company (6)

                                        (ii) First Amendment, dated July 15, 1994,
                                        of Sublease dated March 31, 1994, filed herewith

                        10.10 Amended and Restated Note Agreements dated as of April 1, 1994 regarding $35,000,000 9.70%
                                Senior Notes due December 1, 1999 (6)

                        10.11   Termination of Credit Agreement among The
                                Timberland Company, certain banks and
                                Chase Manhattan Bank, N.A. as Agent, dated as of
                                December 15, 1994, filed herewith

                        10.12   Note Agreements dated as of April 1, 1994 regarding
                                $65,000,000 7.16% Senior Notes due April 15, 2000 (6)

                        10.13   (a) Credit Agreement dated as of May 4, 1994 among
                                    The Timberland Company, certain banks listed therein and Morgan Guaranty Trust Company of
                                    New York, as Agent (6)



EXHIBIT                             DESCRIPTION
-------                             -----------
                        (b)  Amendment No. 1 to Credit Agreement dated
                             December 15, 1994, filed herewith

                10.14 Note Agreement dated as of December 15, 1994 regarding $106,000,000 8.94% Senior Notes due December 15, 2001, filed herewith

   (13)    Annual Report to security holders

                13. Portions of 1994 Annual Report to Stockholders as incorporated herein by reference, filed herewith

   (21)    Subsidiaries

                21.     List of subsidiaries of the Registrant, filed herewith

   (23)    Consent of experts and counsel

                23. The Consent of Deloitte & Touche LLP to the incorporation by reference of their report included in Registrant's 1994 Annual Report to Stockholders, filed herewith

   (27)    Financial Data Schedule

                27.     Financial Data Schedule, filed herewith


------------------------

(1) Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2) Filed on July 9, 1991, as an exhibit to Registration Statement on Form S-8, numbered 33-41660, and incorporated herein by reference.

(3) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year-ended December 31, 1991, and incorporated herein by reference.

(4) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year-ended December 31, 1992, and incorporated herein by reference.

(5) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year-ended December 31, 1993, and incorporated herein by reference.

(6) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended July 1, 1994, and incorporated herein by reference.

Pursuant to paragraph 4(iii) of Item 601, Regulation S-K, the Registrant has filed as Exhibits only the instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries with respect to which the total amount of securities authorized thereunder exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish to the Commission upon its request copies of other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries, with respect to which the total amount does not exceed 10% of such assets. The Registrant also agrees to furnish to the Commission upon its request copies of any omitted schedule or exhibit to any Exhibit filed herewith.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE TIMBERLAND COMPANY


   March 29, 1995                By: /S/ Sidney W. Swartz
                                     ----------------------------
                                      Sidney W. Swartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                         Date
-------------------------------------------------------------------------------------
                            Chairman of the Board, President,
/S/ Sidney W. Swartz        Chief Executive Officer and Director      March 29, 1995
------------------------    (Principal Executive Officer)
(Sidney W. Swartz)

                             Executive Vice President, Chief
/S/ Jeffrey B. Swartz        Operating Officer and Director           March 29, 1995
------------------------
(Jeffrey B. Swartz)

                             Senior Vice President-Finance
                             and Administration and Chief
/S/ Keith D. Monda           Financial Officer                        March 29, 1995
------------------------
(Keith D. Monda)

                             Vice President and Corporate Controller
/S/ Dennis W. Hagele         (Chief Accounting Officer)               March 29, 1995
------------------------
(Dennis W. Hagele)


/S/ Robert M. Agate          Director                                 March 29, 1995
------------------------
(Robert M. Agate)

/S/ John F. Brennan          Director                                 March 29, 1995
------------------------
(John F. Brennan)

/S/ Abraham Zaleznik         Director                                 March 29, 1995
------------------------
(Abraham Zaleznik)

                                                                      Item 14(d)
                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Timberland Company:

        We have audited the consolidated financial statements of The Timberland Company as of December 31, 1994 and 1993, and for the three years in the period ended December 31, 1994, and have issued our report thereon dated February 9, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statements schedule of The Timberland Company, listed in Item 14. This financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP


Boston, Massachusetts
February 9, 1995

                                                                   SCHEDULE VIII


                            THE TIMBERLAND COMPANY

                      VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                         Additions
                               Balance at   -----------------------------------       Deductions           Balance at
                               Beginning    Charged to Costs       Charged to            Net                   End
                               of Period      and Expenses       Other Accounts       Write-Offs            of Period
                               ---------    ----------------     --------------       -----------           ----------
Description
-----------

Allowance for
 doubtful accounts:
Year ended

      December 31, 1994         $1,014          $1,938                  -                  $248                 $2,704

      December 31, 1993          1,821           1,131                  -                 1,938                  1,014

      December 31, 1992          1,675           1,374                  -                 1,228                  1,821


Group insurance
 reserve:

Year ended

      December 31, 1994         $1,319          $7,983                  -                $7,492                 $1,810

      December 31, 1993          1,401           5,752                  -                 5,834                  1,319

      December 31, 1992          1,127           3,946                  -                 3,672                  1,401



            -------------------------------------------------------

Timberland;[Tree Logo]; HydroTech; Weathergear; More Quality Than You May Ever Need; Where Is Your Outdoors?; Active Comfort Technology; ACT; Toporelief; Topozoic; Boots, Shoes, Clothing, Wind, Water, Earth & Sky; Wind, Water, Earth & Sky; Elements; Nothing Can Stop You;[Gear Logo]; TBL 30; Timberland 1049; Trail Grip; and Tims are trademarks or registered trademarks of The Timberland Company.

Iditarod is a registered trademark of the Iditarod Trail Committee, Inc.


                    [Copyright]The Timberland Company 1995
                             All Rights Reserved.

                                EXHIBIT INDEX



(10)    Material contracts

              10.5  (b)  The Timberland Company Long Term Incentive
                         Guidelines, filed herewith

              10.9  (p)  (ii) First Amendment, dated July 15, 1994, of
                              Sublease dated March 31, 1994, filed herewith

              10.11   Termination of Credit Agreement among The
                      Timberland Company, certain banks and
                      Chase Manhattan Bank, N.A. as Agent, dated as of
                      December 15, 1994, filed herewith

              10.13   (b)  Amendment No. 1 to Credit Agreement dated
                           December 15, 1994, filed herewith

              10.14 Note Agreement dated as of December 15, 1994 regarding $106,000,000 8.94% Senior Notes due December 15, 2001, filed herewith

   (13)    Annual Report to security holders

              13. Portions of 1994 Annual Report to Stockholders as incorporated herein by reference, filed herewith

   (21)    Subsidiaries

              21.     List of subsidiaries of the Registrant, filed herewith

   (23)    Consent of experts and counsel

              23. The Consent of Deloitte & Touche LLP to the incorporation by reference of their report included in Registrant's 1994 Annual Report to Stockholders, filed herewith

   (27)    Financial Data Schedule

              27.     Financial Data Schedule, filed herewith
