Form 10-Q
period 1995-03-31
TIMBERLAND CO
filed 1995-05-15
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1995
                                      --------------
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934
       For the transition period from               to
                                      -------------    -------------

Commission File Number  1-9548
                        ------


                            The Timberland Company
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                               02-0312554
- --------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


200 Domain Drive, Stratham, New Hampshire                  03885
- --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code:    (603) 772-9500
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

On April 28, 1995, 8,219,649 shares of the registrant's Class A Common Stock were outstanding and 2,735,381 shares of the registrant's Class B Common Stock were outstanding.

                                             THE TIMBERLAND COMPANY

                                                   FORM 10-Q

                                               TABLE OF CONTENTS

                                                                                                           Page(s)
Independent Accountants' Review Report                                                                         1

Part I Financial Information (unaudited)
- ----------------------------------------

      Condensed Consolidated Balance Sheets -                                                                2-3
        March 31, 1995 and December 31, 1994

      Condensed Consolidated Statements of Operations -                                                       4
        For the three months ended March 31, 1995
        and April 1, 1994

      Condensed Consolidated Statements of Cash Flows -                                                       5
        For the three months ended March 31, 1995 and
        April 1, 1994

      Notes to Condensed Consolidated Financial Statements                                                   6-7

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                                  8-10


Part II Other Information                                                                                   11
- -------------------------

                                                                       Form 10-Q
                                                                          Page 1



INDEPENDENT ACCOUNTANTS' REVIEW REPORT
- --------------------------------------


To the Stockholders and Board of Directors of The Timberland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Timberland Company and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month period ended March 31, 1995 and April 1, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Timberland Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated February 9, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.



Deloitte & Touche LLP
Boston, Massachusetts


April 24, 1995

                                                                       Form 10-Q
                                                                          Page 2


Part I Financial Information
- ----------------------------


                                                THE TIMBERLAND COMPANY
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                (Dollars in Thousands)
                                                      (Unaudited)


                                                                                      March 31,               December 31,
                                                                                        1995                      1994
                                                                                      ---------                ----------
            Current assets
                Cash and equivalents                                                   $  2,037                $    6,381
                Accounts receivable, net                                                122,473                   128,435
                Inventories                                                             229,308                   218,219
                Prepaid expenses                                                         11,686                    13,504
                Deferred and refundable income taxes                                      7,106                     7,112
                                                                                      ---------                ----------

                                Total current assets                                    372,610                   373,651
                                                                                      ---------                ----------

            Property, plant and equipment, at cost                                      113,536                   110,650
            Less accumulated depreciation and amortization                              (46,227)                  (42,417)
                                                                                      ---------                ----------
                                Net property, plant and equipment                        67,309                    68,233
                                                                                      ---------                ----------

            Excess of cost over fair value of net assets
                acquired, net                                                            25,535                    25,956
                                                                                      ---------                ----------

            Other assets, net                                                             5,748                     5,424
                                                                                      ---------                ----------

                                                                                      $ 471,202                $  473,264
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

                                                                       Form 10-Q
                                                                          Page 3


                                               THE TIMBERLAND COMPANY
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                               (Dollars in Thousands)
                                                     (Unaudited)

                                                                                      March 31,        December 31,
                                                                                        1995              1994
                                                                                      ---------        ------------
        Current liabilities
              Notes payable                                                           $  26,901        $   22,513
              Current maturities of long-term obligations                                 7,994             8,048
              Accounts payable                                                           24,007            37,035
              Accrued expenses
                 Payroll and related                                                      8,524             6,038
                 Interest and other                                                      27,166            24,459
                 Income taxes payable                                                     1,755             9,029
                                                                                      ---------        ----------

                           Total current liabilities                                     96,347           107,122
                                                                                      ---------        ----------

        Long-term obligations, less current maturities                                  207,008           206,767
                                                                                      ---------        ----------
        Deferred income taxes                                                            10,535            10,285
                                                                                      ---------        ----------
        Deferred income                                                                   4,946                 -
                                                                                      ---------        ----------

        Stockholders' equity
              Preferred stock, $.01 par value; 2,000,000 shares authorized;
                 none issued                                                                  -                 -
              Class A Common Stock, $.01 par value (1 vote per share);
                 30,000,000 shares authorized; 8,237,519 shares issued
                 at March 31, 1995 and 8,221,615 shares at
                 December 31, 1994                                                           82                82
             Class B Common Stock, $.01 par value (10 votes per share);
                 15,000,000 shares authorized; 2,735,381 shares issued
                 at March 31, 1995 and 2,737,121 shares at
                 December 31, 1994                                                           27                27
             Additional paid-in capital                                                  57,902            57,756
             Retained earnings                                                           92,735            91,816
             Cumulative translation adjustment                                            1,740              (471)
              Less treasury stock at cost, 18,369 shares at March 31,
                1995 and December 31, 1994                                                 (120)             (120)
                                                                                      ---------        ----------
                                                                                        152,366           149,090
                                                                                      ---------        ----------
                                                                                       $471,202          $473,264
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

                                                                       Form 10-Q
                                                                          Page 4


                                                THE TIMBERLAND COMPANY
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Amounts in Thousands, Except Per Share Data)
                                                      (Unaudited)
                                                                                           For the
                                                                                      Three Months Ended
                                                                                      ------------------
                                                                                  March 31,           April 1,
                                                                                    1995               1994
                                                                                  --------            --------
             Net sales                                                            $141,397            $108,093
             Cost of goods sold                                                     96,611              75,602
                                                                                  --------            --------

                    Gross profit                                                    44,786              32,491
                                                                                  --------            --------

             Operating expenses
               Selling                                                              33,491              22,577
               General and administrative                                           11,671              10,232
               Amortization of goodwill                                                421                 194
                                                                                  --------            --------


                    Total operating expenses                                        45,583              33,003
                                                                                  --------            --------
                    Operating loss                                                    (797)               (512)
                                                                                  --------            --------

             Other expense (income)
               Interest expense                                                      5,116               1,885
               Other, net                                                           (7,396)                215
                                                                                  --------            --------

                    Total other expense (income)                                    (2,280)              2,100
                                                                                  --------            --------

                    Income (loss) before income taxes                                1,483              (2,612)
                                                                                  --------            --------

             Provision (benefit) for income taxes                                      564                (993)
                                                                                  --------            --------


                    Net income (loss)                                             $    919            $ (1,619)
                                                                                  ========            ========

             Earnings (loss) per share                                            $    .08            $   (.14)
                                                                                  ========            ========

             Weighted average shares outstanding                                    11,139              11,232
                                                                                  ========            ========


     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                                              THE TIMBERLAND COMPANY
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in Thousands)
                                                    (Unaudited)
                                                                                          For the
                                                                                     Three Months Ended
                                                                                     ------------------
                                                                               March 31,            April 1,
                                                                                 1995                 1994
                                                                             ----------             --------
 Cash flows from operating activities:
   Net income (loss)                                                         $      919             $ (1,619)
   Gain on distributorship transaction                                           (7,358)                   -
   Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
          Deferred income taxes                                                     250                  160
          Depreciation and amortization                                           4,536                3,339
          Increase (decrease) in cash from changes in working
             capital items, net of effects of distributorship transaction:
            Accounts receivable                                                   3,830                1,707
            Inventories                                                         (15,921)             (37,471)
            Prepaid expenses                                                      1,844               (1,028)
            Bank overdraft, net                                                       -                4,236
            Accounts payable                                                    (13,002)             (10,805)
            Accrued expenses                                                      3,326                7,802
            Income taxes                                                         (7,268)              (1,327)
                                                                             ----------             --------
            Net cash used in operating activities                               (28,844)             (35,006)
                                                                             ----------             --------

 Cash flows from investing activities:
   Proceeds from distributorship transaction                                     24,000                    -
   Additions to property, plant and equipment, net                               (3,939)              (4,747)
   Other, net                                                                      (574)                (756)
                                                                             ----------             --------
               Net cash provided in investing activities                         19,487               (5,503)
                                                                             ----------             --------

 Cash flows from financing activities:
   Net borrowings under short-term credit facilities                              4,371               37,284
   Proceeds from long-term debt                                                     525                    -
   Payments on long-term debt and capital lease obligations                        (322)                (164)
   Issuance of common stock                                                         146                   92
                                                                             ----------             --------
              Net cash provided by financing activities                           4,720               37,212
                                                                             ----------             --------

Effect of exchange rate changes on cash                                             293                   16
                                                                             ----------             --------

Net decrease in cash and equivalents                                             (4,344)              (3,281)
Cash and equivalents at beginning of period                                       6,381                3,281
                                                                             ----------             --------

Cash and equivalents at end of period                                        $    2,037             $      -
                                                                             ==========             ========
Supplemental disclosures of cash flow information:
    Interest paid                                                            $      792             $    720
    Income taxes paid                                                             7,582                  191

     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consisted of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenues have been more heavily weighted to the second half of the year.


3.       Inventories consist of the following (in thousands):

                                                  March 31, 1995         December 31, 1994
                                                  --------------         -----------------
                 Raw materials                       $  17,069                $  19,806
                 Work-in-process                        10,765                   13,137
                 Finished goods                        201,474                  185,276
                                                     ---------                ---------
                                                     $ 229,308                $ 218,219
                                                     =========                =========

4.       Indebtedness

         On March 14, 1995, the Company amended its revolving credit agreement to increase the committed credit amount to $125 million from $91.6 million at December 31, 1994, and to extend the term to February 28, 1997 from May 30, 1996.

5.       Other Income

                On January 26, 1995, the Company appointed Inchcape plc ("Inchcape") as the exclusive distributor of Timberland(R) products throughout most of the Asia/Pacific region. The agreement included Inchcape's acquisition of the Company's Australian and New Zealand subsidiaries and future consideration provided to Inchcape for the total sum of $24 million. The transaction resulted in a non-recurring gain of approximately $7.4 million. The future consideration of $6.0 million on the transaction date is reported in the condensed consolidated balance sheet as deferred income and is being amortized to income as products are shipped to the Company's former subsidiaries.
        In 1994, net sales of the Company's Australian and New Zealand subsidiaries combined accounted for less than 2% of total consolidated net sales.

6.       Legal Proceedings

         The Company is involved in litigation and various legal matters, including U.S. Customs claims, which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material effect on the Company's consolidated financial statements.

         The Company and two of its officers and directors have been named as defendants in two actions filed in the United States District Court for the District of New Hampshire, one filed by Jerrold Schaffer on December 12, 1994, and the other filed by Gershon Kreuser on January 4, 1995. The suits, which are each brought by purported purchasers of the Company's Class A Common Stock ("Common Stock"), allege that the defendants violated the federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements in 1994. Specifically, the complaints allege that such statements and omissions had the effect of artificially inflating the market price for the Company's Common Stock until the disclosure by the Company on December 9, 1994, of its expectation that results for the fourth quarter were not likely to meet analysts' anticipated levels. The suits seek class action status, with the Schaffer complaint embracing all purchasers of the Company's Common Stock between October 25, 1994 and December 9, 1994, and the Krueser complaint including such purchasers between February 15, 1994 and December 9, 1994. Damages are unspecified. On April 24, 1995, the District Court granted the plaintiffs' motion, assented to by the defendants, to consolidate the two suits. The plaintiffs are required to file a single consolidated amended complaint with the District Court by June 23, 1995.

         While this action is in its preliminary stages, and although plaintiffs have yet to file their consolidated amended complaint, based on an initial review, and after consultation with counsel, management believes the allegations are without merit. Accordingly, management does not expect the outcome of such litigation to have a material adverse effect on the financial statements. The Company intends to defend these proceedings vigorously.

                                                                       Form 10-Q
                                                                          Page 7


                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



7.     Subsequent Event

       On April 24, 1995, the Company announced the closing of its manufacturing facilities in Boone, North Carolina and Mountain City, Tennessee effective June 28, 1995, and planned reductions in its manufacturing operations in the Dominican Republic. These actions are estimated to result in a one-time pre-tax charge of approximately $16 million against earnings for the second quarter of 1995. After these plants are closed, the Company will have two manufacturing facilities: one in Puerto Rico and one in the Dominican Republic. All other product will be sourced by the Company from contract manufacturers.

                                                                       Form 10-Q
                                                                          Page 8

                             THE TIMBERLAND COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

RESULTS OF OPERATIONS
- ---------------------

The following table sets forth selected items in the Company's condensed consolidated statements of operations as percentages of net sales for the periods indicated.

                                                            For the
                                                       Three Months Ended
                                                   ----------------------------
                                                   March 31,          April 1,
                                                     1995              1994
                                                   ---------        -----------
Net sales                                           100.0%             100.0%
Cost of goods sold                                   68.3               69.9
                                                    -----              -----

       Gross profit                                  31.7               30.1
                                                    -----              -----

Operating expenses
  Selling                                            23.7               20.9
  General and administrative                          8.3                9.5
  Amortization of goodwill                             .3                 .2
                                                    -----              -----

       Total operating expenses                      32.2               30.5
                                                    -----              -----

       Operating loss                                 (.6)               (.5)
                                                    -----              -----

Other expense (income)
  Interest expense                                    3.6                1.7
  Other, net                                         (5.2)                .2
                                                    -----              -----
       Total other expense (income)                  (1.6)               1.9
                                                    -----              -----

       Income (loss) before income taxes              1.0               (2.4)

Provision (benefit) for income taxes                   .4                (.9)
                                                    -----              -----

      Net income (loss)                                .7%              (1.5)%
                                                    =====              =====

Note:  Percentages may not add due to rounding.


First Quarter 1995 Compared with First Quarter 1994
- ---------------------------------------------------

Net sales for the first quarter of 1995 were $141.4 million, an increase of 30.8% compared to the $108.1 million reported in the comparable prior year period. The increase was attributable to an overall increase in the number of footwear, apparel and accessory units sold. Although the sales increase was substantial, unusually warm weather and a soft retail environment in the first quarter negatively impacted sales.

                                                                       Form 10-Q
                                                                          Page 9
First Quarter 1995 Compared with First Quarter 1994 (continued)
- ---------------------------------------------------

Net sales of footwear increased $14.5 million, or 15.9%, in the first quarter of 1995, compared to the same period in 1994. Net sales attributable to apparel and accessories increased $18.8 million, or 110.5% off a smaller base, in the first quarter of 1995, compared to the same period in 1994. International sales for the first quarter of 1995 were up 47.1%, compared to the same period in the prior year.

Gross profit as a percentage of net sales for the first quarter of 1995 was 31.7%, compared to 30.1% for the first quarter of 1994. The improvement in gross margin reflects cost efficiencies in product procurement offset in part by pricing pressure in the retail environment.

Operating expenses were $45.6 million in the first quarter of 1995 compared to $33.0 million in the first quarter of 1994. Operating expenses as a percentage of net sales in the first quarter of 1995 were 32.2%, compared with 30.5% in the first quarter of 1994. This was due primarily to the higher operating costs associated with our retail organization.

Interest expense for the first quarter of 1995 increased by $3.2 million to $5.1 million over the comparable period in 1994, primarily as a result of increased borrowings to support higher inventory levels and higher interest rates.

For the first quarter of 1995, other expense (income) includes a non-recurring pre-tax gain of $7.4 million resulting from the Company's appointment on January 26, 1995 of Inchcape plc as the exclusive distributor of Timberland(R) products throughout most of the Asia/Pacific region. The agreement included Inchcape's acquisition of the Company's Australian and New Zealand subsidiaries and future consideration provided to Inchcape for a total sum of $24 million.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash used by operations during the first quarter of 1995 was $28.8 million, compared to $35.0 million in the same period in 1994. Net cash used by operations was adversely affected by increased levels of inventories and reductions in accounts payable. Although accounts receivable have declined $6.0 million from year end 1994, accounts receivable have increased $31.0 million since April 1, 1994 primarily as the result of the Company's continued growth and increased wholesale days sales outstanding to 86 days at March 31, 1995 compared to 79 days at April 1, 1994. Inventories increased $11.1 million since year end 1994 to support future anticipated sales increases. Inventory turns were 1.7 times for the first quarter of 1995 compared to 2.2 times for the same period in 1994.

During the first three months of 1995, $19.5 million of cash was provided from financing activities, due to $24 million of cash proceeds received from the agreement with Inchcape plc. These proceeds were partially offet by capital expenditures for the first quarter of 1995 of $3.9 million, compared to $4.7 million for the same period in 1994. The increase in the level of total borrowings since year-end 1994 is due primarily to the higher inventory levels. The Company uses unsecured revolving and committed lines of credit as the primary sources of financing for its seasonal and other working capital requirements. On March 14, 1995, the Company amended its revolving credit agreement to increase the committed credit amount to $125 million from $91.6 million at December 31, 1994, and to extend the term to February 28, 1997 from May 30, 1996. The Company's debt to capital ratio was 61.4% at March 31, 1995 and at December 31, 1994.

Management believes that the Company's capital needs for 1995 will be met through the credit facilities and cash flows from operation without the need for additional permanent financing.

                                                                       Form 10-Q
                                                                         Page 10
OTHER
- -----

On April 24, 1995, the Company announced the closing of its manufacturing facilities in Boone, North Carolina and Mountain City, Tennessee effective June 28, 1995, and planned reductions in its manufacturing operations in the Dominican Republic. These actions are estimated to result in a one-time pre-tax charge of approximately $16 million against earnings for the second quarter of 1995. After these plants are closed, the Company will have two manufacturing facilities: one in Puerto Rico and one in the Dominican Republic. All other product will be sourced by the Company from contract manufacturers.

                                                                       Form 10-Q
                                                                         Page 11
Part II Other Information
- -------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         (a) Exhibits

            Exhibit                       Description
            -------                       -----------

             (10)                         Material Contracts

              10.13 Amended and Restated Credit Agreement dated as of March 14, 1995 among The Timberland Company, certain banks listed therein and Morgan Guaranty Trust Company of New York, as Agent.

              27                          Financial Data Schedule

         (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the period covered by this report.

Signatures
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            The Timberland Company
                                            ----------------------------
                                            (Registrant)




Date: May 12, 1995                          /s/ Keith D. Monda
                                            ----------------------------
                                            Keith D. Monda
                                            Senior Vice President -
                                            Finance and Administration
                                            and Chief Financial Officer



Date: May 12, 1995                          /s/ Dennis W. Hagele
                                            ----------------------------
                                            Dennis W. Hagele
                                            Vice President Finance
                                            and Corporate Controller
                                            (Chief Accounting Officer)