Form 10-Q
period 1995-06-30
TIMBERLAND CO
filed 1995-08-14
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
     For the quarterly period ended June 30, 1995
                                    -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
     For the transition period from             to
                                     ----------    ----------
Commission File Number 1-9548
                       ------

                             The Timberland Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   02-0312554
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

200 Domain Drive, Stratham, New Hampshire                        03885
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (603) 772-9500
                                                    ----------------------------

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

On August 4, 1995 8,266,795 shares of the registrant's Class A Common Stock were outstanding and 2,735,381 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           Page(s)
                                                                           -------
Independent Accountants' Review Report                                         1

Part I Financial Information (unaudited)

       Condensed Consolidated Balance Sheets -                               2-3
         June 30, 1995 and December 31, 1994

       Condensed Consolidated Statements of Operations -                       4
         For the three and six months ended June 30, 1995
         and July 1, 1994

       Condensed Consolidated Statements of Cash Flows -                       5
         For the six months ended June 30, 1995 and
         July 1, 1994

       Notes to Condensed Consolidated Financial Statements                  6-8

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-12

Part II Other Information                                                  13-15

                                                                       Form 10-Q
                                                                          Page 1

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Stockholders and Board of Directors of The Timberland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Timberland Company and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1995 and July 1, 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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


Deloitte & Touche LLP
Boston, Massachusetts


July 19, 1995

                                                                       Form 10-Q
                                                                          Page 2
Part I Financial Information

                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       June 30,       December 31,
                                                         1995              1994
                                                      ---------       ------------
Current assets
  Cash and equivalents                                $   2,846         $   6,381
  Accounts receivable, net                              111,975           128,435
  Inventories                                           264,948           218,219
  Prepaid expenses                                       11,153            13,504
  Deferred and refundable income taxes                   19,040             7,112
                                                      ---------         ---------

           Total current assets                         409,962           373,651
                                                      ---------         ---------

Property, plant and equipment, at cost                   90,513           110,650
Less accumulated depreciation and amortization          (37,200)          (42,417)
                                                      ---------         ---------
           Net property, plant and equipment             53,313            68,233
                                                      ---------         ---------

Assets held for sale                                      5,441                 -

Excess of cost over fair value of net assets
  acquired, net                                          25,114            25,956

Other assets, net                                         7,846             5,424
                                                      ---------         ---------

                                                      $ 501,676         $ 473,264
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

                                                                       Form 10-Q
                                                                          Page 3

                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                June 30,         December 31,
                                                                                  1995               1994
                                                                                --------         ------------
Current liabilities
  Notes payable                                                                 $ 65,000            $ 22,513
  Current maturities of long-term obligations                                      7,806               8,048
  Accounts payable                                                                35,572              37,035
  Accrued expenses
   Payroll and related                                                             7,502               6,038
   Interest and other                                                             29,784              24,459
   Income taxes payable                                                            1,034               9,029
                                                                                --------            --------
        Total current liabilities                                                146,698             107,122
                                                                                --------            --------

Long-term obligations, less current maturities                                   206,826             206,767
                                                                                --------            --------
Deferred income taxes                                                             10,535              10,285
                                                                                --------            --------
Deferred income                                                                    4,609                   -
                                                                                --------            --------

Stockholders' equity
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
   none issued                                                                         -                   -
  Class A Common Stock, $.01 par value (1 vote per share);
   30,000,000 shares authorized;  8,265,893 shares issued
   at June 30, 1995 and 8,221,615 shares at
   December 31, 1994                                                                  83                  82
  Class B Common Stock, $.01 par value (10 votes per share);
   15,000,000 shares authorized;  2,735,381 shares issued
   at June 30, 1995 and 2,737,121 shares at December 31,
   1994                                                                               27                  27
  Additional paid-in capital                                                      58,423              57,756
  Retained earnings                                                               72,354              91,816
  Cumulative translation adjustment                                                2,241                (471)
  Less treasury stock at cost, 18,369 shares at June 30,
   1995 and December 31, 1994                                                       (120)               (120)
                                                                                --------            --------
                                                                                 133,008             149,090
                                                                                --------            --------
                                                                                $501,676            $473,264
                                                                                ========            ========

     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                             THE TIMBERLAND COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                   For the                          For the
                                                              Three Months Ended               Six Months Ended
                                                              ------------------               ----------------
                                                            June 30,        July 1,         June 30,        July 1,
                                                              1995            1994            1995            1994
                                                            --------        --------        --------        --------
Revenues                                                    $125,143        $127,254        $266,726        $235,572
Cost of goods sold                                            89,064          86,795         185,675         162,397
                                                            --------        --------        --------        --------
         Gross profit                                         36,079          40,459          81,051          73,175
                                                            --------        --------        --------        --------
Operating expenses
    Selling                                                   34,312          27,038          67,803          49,890
    General and administrative                                12,053           9,667          23,724          19,624
    Amortization of goodwill                                     421             250             842             444
    Restructuring charge                                      16,000               -          16,000               -
                                                            --------        --------        --------        --------
         Total operating expenses                             62,786          36,955         108,369          69,958
                                                            --------        --------        --------        --------
         Operating income (loss)                             (26,707)          3,504         (27,318)          3,217
                                                            --------        --------        --------        --------
Other expense (income)
    Interest expense                                           5,725           3,440          10,841           5,325
    Other, net                                                   441            (171)         (6,769)            269
                                                            --------        --------        --------        --------
         Total other expense                                   6,166           3,269           4,072           5,594
                                                            --------        --------        --------        --------
         Income (loss) before income taxes                   (32,873)            235         (31,390)         (2,377)
                                                            --------        --------        --------        --------
Provision (benefit) for income taxes                         (12,492)             90         (11,928)           (903)
                                                            --------        --------        --------        --------
         Net income (loss)                                  $(20,381)       $    145        $(19,462)       $ (1,474)
                                                            ========        ========        ========        ========
Earnings (loss) per share                                   $  (1.83)       $    .01        $  (1.75)       $   (.13)
                                                            ========        ========        ========        ========
Weighted average shares outstanding and
  share equivalents                                           11,120          11,201          11,130          11,216
                                                            ========        ========        ========        ========


       See accompany notes to condensed consolidated financial statements.
                                        .

                                                                       Form 10-Q
                                                                          Page 5

                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                               (Unaudited)

                                                                           For the
                                                                       Six Months Ended
                                                                       ----------------
                                                                   June 30,           July 1,
                                                                     1995              1994
                                                                  ---------         ---------
Cash flows from operating activities:
   Net loss                                                       $ (19,462)        $  (1,474)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Deferred income taxes                                            250               684
       Depreciation and amortization                                  8,629             7,017
       Gain on distributorship transaction                           (7,358)                -
       Restructuring charge                                          16,000                 -
       Gain on sale of equipment                                       (127)                -
       Increase (decrease) in cash from changes in working
         capital items, net of effects of distributorship
         transaction:
         Accounts receivable                                         12,700           (25,977)
         Inventories                                                (52,034)          (76,471)
         Prepaid expenses                                             2,494            (3,077)
         Accounts payable                                            (1,554)            4,459
         Accrued expenses                                            (3,071)            9,835
         Income taxes                                               (19,923)           (1,944)
                                                                  ---------         ---------
         Net cash used in operating activities                      (63,456)          (86,948)
                                                                  ---------         ---------
Cash flows from investing activities:
   Proceeds from distributorship transaction                         24,000                 -
   Proceeds from sale of equipment                                    1,756                 -
   Additions to property, plant and equipment, net                   (7,903)           (9,170)
   Acquisition of Italian distributor                                     -           (14,086)
   Other, net                                                        (1,267)            1,061
                                                                  ---------         ---------
         Net cash provided by (used) in investing activities         16,586           (22,195)
                                                                  ---------         ---------
Cash flows from financing activities:
   Net borrowings under short-term credit facilities                 42,470            43,676
   Proceeds from long-term obligations                                  525            65,000
   Payments on long-term and capital lease obligations                 (692)             (332)
   Issuance of common stock                                             668               477
                                                                  ---------         ---------
          Net cash provided by financing activities                  42,971           108,821
                                                                  ---------         ---------

Effect of exchange rate changes on cash                                 364               105
                                                                  ---------         ---------
Net decrease in cash and equivalents                                 (3,535)             (217)
Cash and equivalents at beginning of period                           6,381             3,281
                                                                  ---------         ---------
Cash and equivalents at end of period                             $   2,846         $   3,064
                                                                  =========         =========

Supplemental disclosures of cash flow information:
   Interest paid                                                  $  10,766         $   4,158
   Income taxes paid                                                  7,744               391

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

         Certain prior period amounts have been reclassified for consistent presentation with the current period presentation.

2. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenues have been more heavily weighted to the second half of the year.

3.       Recognition of Revenue

         Revenue consists of sales to customers, license fees and royalties. Sales are recognized upon shipment of product to customers while license fees and royalties are recognized when earned. Such license fees and royalties are included in "Revenues" and aggregated $4.6 million and $4.8 million for the three and six month periods ended June 30, 1995, respectively. These license fees and royalties were $.3 million and $.5 million for the three and six month periods ended July 1, 1994.

4.       Inventories consist of the following (in thousands):

                                    June 30, 1995   December 31, 1994
                                    -------------   -----------------
                Raw materials          $ 18,801        $ 19,806
                Work-in-process           5,709          13,137
                Finished goods          240,438         185,276
                                       --------        --------
                                       $264,948        $218,219
                                       ========        ========

5.       Indebtedness

         On July 21, 1995, the Company amended the revolving credit agreement to provide for up to $50 million in letters of credit under the overall $125 million committed facility.

6.       Other Income

         On January 26, 1995, the Company appointed Inchcape plc ("Inchcape") as the exclusive distributor of Timberland(R) products throughout most of the Asia/Pacific region. The agreement included Inchcape's acquisition of the Company's Australian and New Zealand subsidiaries and future consideration provided to Inchcape for the total sum of $24 million. The transaction resulted in a non-recurring pre-tax gain of approximately $7.4 million. The noncurrent portion of the future consideration of $6.0 million on the transaction date is reported in the condensed consolidated balance sheet as deferred income and is being amortized to income as products are shipped to the Company's former subsidiaries. In 1994, revenues of the Company's Australian and New Zealand subsidiaries combined accounted for less than 2% of total consolidated revenues.

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

         The Company and two of its officers and directors have been named as defendants in two actions filed in the United States District Court for the District of New Hampshire, one filed by Jerrold Schaffer on December 12, 1994, and the other filed by Gershon Kreuser on January 4, 1995. On April 24, 1995, the District Court granted the plaintiffs' motion, assented to by the defendants, to consolidate the two suits. The plaintiffs filed a single consolidated amended complaint with the District Court on June 23, 1995. The amended complaint alleges that the defendants violated the federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements in 1994. Specifically, the amended complaint alleges that such statements and omissions had the effect of artificially inflating the market price for the Company's Common Stock until the disclosure by the Company on December 9, 1994, of its expectation that results for the fourth quarter were not likely to meet analysts' anticipated levels. Damages are unspecified. The amended complaint seeks class action status for all purchasers of the Company's
         Common Stock between May 12, 1994 and December 9, 1994.

         While this action is in its preliminary stages, based on an initial review, and after consultation with counsel, management believes the allegations are without merit. Accordingly, management does not expect the outcome of such litigation to have a material adverse effect on the consolidated financial statements. The Company intends to defend this proceeding vigorously.

8.       Restructuring Charge

         During the second quarter of 1995, the Company closed its manufacturing facilities in Boone, North Carolina and Mountain City, Tennessee, reduced its manufacturing operations in the Dominican Republic and downsized its corporate office workforce due to a reorganized management structure. These actions resulted in a one-time pre-tax charge of $16.0 million. The Company has two remaining manufacturing facilities: one in Puerto Rico and one in the Dominican Republic. All other product is sourced by the Company from contract manufacturers.

                                                                       Form 10-Q
                                                                          Page 8

                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Of the total charge for restructuring, $10.4 million relates to anticipated losses associated with the disposal of assets and is a non-cash item; $2.6 million relates to payments for contractual lease obligations and anticipated expenditures to close idle facilities; and $3.0 million relates to anticipated payments for severance and employee insurance liabilities.

         Restructuring actions are substantially completed with the exception of the sale of certain manufacturing equipment which may not occur until 1996. The Company has funded the restructuring plan from internal sources and available borrowing capacity. The Company estimates the results of the restructuring plan will begin lowering operating costs in the second half of 1995. Savings from the planned action will be used to repay indebtedness and for both business-building initiatives and profit improvement.

                                                                       Form 10-Q
                                                                          Page 9

                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

RESULTS OF OPERATIONS

The following table sets forth selected items in the Company's condensed consolidated statements of operations as percentages of revenues for the periods indicated.

                                                   For the                   For the
                                              Three Months Ended         Six Months Ended
                                             --------------------      --------------------
                                             June 30,     July 1,      June 30,     July 1,
                                               1995        1994          1995         1994
                                             --------     -------      --------     -------
Revenues                                      100.0%       100.0%       100.0%       100.0%
Cost of goods sold                             71.2         68.2         69.6         68.9
                                              -----        -----        -----        -----
   Gross profit                                28.8         31.8         30.4         31.1
                                              -----        -----        -----        -----
Operating expenses
  Selling                                      27.4         21.2         25.4         21.2
  General and administrative                    9.6          7.6          8.9          8.3
  Amortization of goodwill                       .3           .2           .3           .2
  Restructuring charge                         12.8            -          6.0            -
                                              -----        -----        -----        -----
   Total operating expenses                    50.2         29.0         40.6         29.7
                                              -----        -----        -----        -----
   Operating income (loss)                    (21.3)         2.8        (10.2)         1.4
                                              -----        -----        -----        -----
Other expense (income)
  Interest expense                              4.6          2.7          4.1          2.3
  Other, net                                     .4          (.1)        (2.5)          .1
                                              -----        -----        -----        -----
   Total other expense                          4.9          2.6          1.5          2.4
                                              -----        -----        -----        -----
   Income (loss) before income taxes          (26.3)          .2        (11.8)        (1.0)
Provision (benefit) for income taxes          (10.0)          .1         (4.5)         (.4)
                                              -----        -----        -----        -----
   Net income (loss)                          (16.3)%         .1%        (7.3)%        (.6)%
                                              =====        =====        =====        =====

Note:  Percentages may not add due to rounding.

                                                                       Form 10-Q
                                                                         Page 10

Second Quarter 1995 Compared with Second Quarter 1994
-----------------------------------------------------

Revenues for the second quarter of 1995 were $125.1 million, a decrease of 1.7% compared to the $127.3 million reported in the comparable prior year period. The revenue decline primarily occurred in the Company's wholesale footwear business. The generally soft retail environment also contributed to the revenue decline as an oversupply of product affected at-once orders and can be expected to have an unfavorable impact on second half 1995 revenue. In addition, Timberland's more aggressive approach toward credit management and toward establishing firmer controls over distribution and diversion of Timberland(R) products had a negative impact on revenues. Revenues for the second quarter of 1995 include $4.6 million of licensing fees and royalties, of which $4.2 million are non-recurring, compared to $.3 million reported in the comparable prior year period.

Footwear revenues decreased $11.1 million, or 10.3%, in the second quarter of 1995, compared to the same period in 1994. Apparel and accessories revenues increased $9.0 million, or 45.9%, in the second quarter of 1995, compared to the same period in 1994. Retail revenue represented 18.6% of total revenues in the current quarter, compared to 7.6% in the second quarter of 1994. Domestic first quality comparable retail store revenues were up 8% compared with second quarter 1994. Domestic revenues declined $2.8 million, or 2.9%, compared to the second quarter of 1994. International revenues for the second quarter of 1995 were up 2.2%, compared to the same period in the prior year, and comprised 24.4% of total second quarter revenue in 1995 versus 23.5% in the second quarter of 1994.

Gross profit as a percentage of revenues for the second quarter of 1995 was 28.8%, compared to 31.8% for the second quarter of 1994. Gross margin was depressed by a change in product sales mix; although first quality inventory represented a substantial majority of total revenues, off-price sales comprised a greater percentage of total revenues than in the same quarter last year. In addition, period costs associated with concluding operations at certain of the Company's manufacturing facilities further depressed gross margins.

During the second quarter of 1995, the Company closed its manufacturing facilities in Boone, North Carolina and Mountain City, Tennessee, reduced its manufacturing operations in the Dominican Republic and downsized its corporate office workforce due to a reorganized management structure. Approximately 1,800 positions were eliminated. These actions resulted in a one-time pre-tax charge of $16.0 million. The Company has two remaining manufacturing facilities: one in Puerto Rico and one in the Dominican Republic. All other product is sourced by the Company from contract manufacturers.

Of the total charge for restructuring, $10.4 million relates to anticipated losses associated with the disposal of assets and is a non-cash item; $2.6 million relates to payments for contractual lease obligations and anticipated expenditures to close idle facilities; and $3.0 million relates to anticipated payments for severance and employee insurance liabilities.

Restructuring actions are substantially completed with the exception of the sale of certain manufacturing equipment which may not occur until 1996. The Company has funded the costs of the restructuring plan from internal sources and available borrowing capacity. The Company estimates the restructuring plan will begin lowering operating costs in the second half of 1995 and to generate increasing savings in subsequent years, growing to an annual savings of approximately $7.0 million in 1996. Savings from the planned action will be used to repay indebtedness and for both business-building initiatives and profit improvement.

                                                                       Form 10-Q
                                                                         Page 11

Excluding the one-time pre-tax restructuring charge, operating expenses were $46.8 million in the second quarter of 1995, compared to $37.0 million in the second quarter of 1994. Operating expenses, exclusive of the restructuring charge, as a percentage of revenue in the second quarter of 1995 were 37.4%, compared to 29.0% in the second quarter of 1994. This increase was due in part to higher operating costs associated with the Company's growing retail organization and to a larger core infrastructure designed to support higher revenue levels.

Interest expense for the second quarter of 1995 increased by $2.3 million to $5.7 million over the comparable period in 1994, primarily as a result of increased borrowings to support higher inventory levels and higher interest rates.

Six Months ended June 30, 1995 Compared with Six Months ended July 1, 1994.
---------------------------------------------------------------------------

Revenues for the first six months of 1995 were $266.7 million, an increase of 13.2% over the $235.6 million for the comparable period in 1994. Revenues for the first six months of 1995 include $4.8 million of licensing fees and royalties, $4.2 million of which are non-recurring, received in connection with licensing agreements compared with $.5 million for the comparable period in 1994. The increase in product revenues was attributable to an overall increase in the number of footwear, apparel and accessory units sold. Revenues for the first six months of 1995 were adversely impacted by the mild winter and generally soft retail environment.

Gross profit as a percentage of revenues for the first six months of 1995 was 30.4%, compared to 31.1% for the comparable period in 1994.

Excluding the one-time pretax restructuring charge, operating expenses for the first half of 1995 increased $22.4 million to $92.4 million from $70.0 million for the comparable period in 1994. The increase is principally a result of the Company's growing retail organization and the larger core infrastructure designed to support higher revenue periods. As a percentage of revenues, operating expenses, exclusive of the restructuring charge, increased to 34.6% in 1995 from 29.7% in 1994.

Interest expense for the first six months of 1995 increased by $5.5 million over the comparable period in 1994, primarily as a result of increased borrowings to support higher inventory levels and higher interest rates.

For the first six months of 1995, other expense (income) includes a non-recurring pre-tax gain of $7.4 million resulting from the Company's appointment on January 26, 1995 of Inchcape plc as the exclusive distributor of Timberland(R) products throughout most of the Asia/Pacific region. The agreement included Inchcape's acquisition of the Company's Australian and New Zealand subsidiaries and future consideration provided to Inchcape for a total sum of $24 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations during the first six months of 1995 was $63.5 million, compared to $86.9 million in the same period in 1994. Net cash used by operations was adversely affected by increased levels of inventories. Accounts receivable declined $16.5 million from December 31, 1994, and $6.0 million since July 1, 1994, primarily as the result of the decline in second quarter 1995 wholesale revenues compared to second quarter 1994. Wholesale days sales outstanding increased to 93 days at June 30, 1995, compared to 88 days at July 1, 1994. Inventories increased $46.7 million since December 31, 1994. Inventory turns were 1.5 times for the second quarter of 1995, compared to 2.2 times for the same period in 1994.

                                                                        Form 10Q
                                                                         Page 12

During the first six months of 1995, $16.6 million of cash was provided from investing activities, due primarily to $24 million of cash proceeds received from the agreement with Inchcape plc. These proceeds were partially offset by capital expenditures for the first six months of 1995 of $7.9 million, compared to $9.2 million for the same period in 1994. The increase in the level of total borrowings since year end 1994 is due primarily to the higher inventory levels. The Company uses unsecured revolving and committed lines of credit as the primary sources of financing for its seasonal and other working capital requirements. On July 21, 1995, the Company amended the revolving credit agreement which extends through the end of February 1997, to provide for up to $50 million in letters of credit under the overall $125 million committed facility. The Company's debt to capital ratio was 67.8% at June 30, 1995 compared to 61.4% at December 31, 1994 and 62.1% at July 1, 1994.

Management believes that the Company's capital needs for 1995 will be met through the credit facilities and cash flows from operations, without the need for additional permanent financing.

                                                                       Form 10-Q
                                                                         Page 13

Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.
         (a) The Company held its Annual Meeting of Stockholders on May 18,
             1995.

         (b) At such Annual Meeting proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following Schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

                                  Total Votes for Each     Total Votes Withheld
                    Nominee            Director             from Each Director
                    -------            --------             ------------------
               John F. Brennan         7,221,984                  105,861
               Abraham Zaleznik        7,220,484                  107,361

         The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:

                                 Total Votes for Each   Total Votes Withheld
                 Nominee               Director          from Each Director
                 -------               --------          ------------------
             Robert M. Agate          34,575,994              105,661
             Jeffrey B. Swartz        34,557,290              124,365
             Sidney W. Swartz         34,571,138              110,517

             There were no abstentions or broker non-votes with respect to the election of the director nominees.

             The stockholders approved a proposal to increase the number of shares reserved for issuance under the Company's 1987 Stock Option Plan from 1,600,000 to 2,100,000 and to set the maximum number of shares for which options may be granted thereunder in any year to any participant at 150,000. There were 32,638,898 votes cast in favor of this proposal, 351,273 votes cast against this proposal, 49,085 abstentions and 1,642,399 broker non-votes.

             The stockholders approved a proposal to increase the number of shares reserved for issuance under the Company's 1991 Employee Stock Purchase Plan from 100,000 to 200,000. There were 32,814,131 votes cast in favor of this proposal, 176,109 votes cast against this proposal, 49,016 abstentions and 1,642,399 broker non-votes.

             Item 6.  Exhibits and Reports on Form 8-K. (a)  Exhibits

              Exhibit                 Description
              -------                 -----------
                                      Material Contracts
              10.10(b)                Amendment No. 1 dated as of April 1, 1995 to Amended and Restated Note Agreements

                   (c)                Amendment No. 2 dated as of June 28, 1995 to Amended and Restated Note Agreements

              10.12(b)                Amendment No. 1 dated as of April 15, 1995 to Note Agreements

                   (c)                Amendment No. 2 dated as of June 28, 1995 to Note Agreements

                                                                       Form 10-Q
                                                                         Page 14

              10.13                   Amendment  No.  3  dated  as of July 21, 1995 to the Amended and Restated Credit Agreement
                                      dated as of March 14, 1995 among The Timberland Company, certain banks listed therein and
                                      Morgan Guaranty Trust Company of New York, as Agent, which also incorporates Amendment No. 1 dated as of April 19, 1995 and Amendment No. 2 dated as of June 28, 1995.

              10.14(b)                Amendment No. 1 dated as of April 15, 1995 to Note Agreements

                   (c)                Amendment No. 2 dated as of June 28, 1995 to Note Agreements

              27                      Financial Data Schedule

         (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the period covered by this report.

                                                                       Form 10-Q
                                                                         Page 15

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     The Timberland Company
                                                     ---------------------------
                                                     (Registrant)




Date: August 14, 1995                                Keith D. Monda
      ---------------                                ---------------------------
                                                     Keith D. Monda
                                                     Senior Vice President -
                                                     Finance and Administration
                                                     and Chief Financial Officer




Date: August 14, 1995                                Dennis W. Hagele
      ---------------                                ---------------------------
                                                     Dennis W. Hagele
                                                     Vice President Finance
                                                     and Corporate Controller
                                                     (Chief Accounting Officer)