Form 10-Q
period 1995-09-29
TIMBERLAND CO
filed 1995-11-14
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934
       For the quarterly period ended September 29, 1995

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                  to
                                      ----------------    ----------------
Commission File Number 1-9548
                       ------

                             The Timberland Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                               02-0312554
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)



200 Domain Drive, Stratham, New Hampshire                               03885
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:   (603) 772-9500
                                                      --------------------------

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

On November 3, 1995, 8,298,767 shares of the registrant's Class A Common Stock were outstanding and 2,735,381 shares of the registrant's Class B Common Stock were outstanding.



                             THE TIMBERLAND COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                           Page(s)
                                                                                                           -------

Independent Accountants' Review Report                                                                        1

Part I Financial Information (unaudited)
----------------------------

      Condensed Consolidated Balance Sheets -                                                                2-3
        September 29, 1995 and December 31, 1994

      Condensed Consolidated Statements of Operations -                                                       4
        For the three and nine months ended September 29, 1995
        and September 30, 1994

      Condensed Consolidated Statements of Cash Flows -                                                       5
        For the nine months ended September 29, 1995 and
        September 30, 1994

      Notes to Condensed Consolidated Financial Statements                                                   6-8

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                                 9-12


Part II Other Information                                                                                  13-14
-------------------------

                                                                       Form 10-Q
                                                                          Page 1





INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------


To the Stockholders and Board of Directors of The Timberland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Timberland Company and subsidiaries as of September 29, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 29, 1995 and September 30, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Timberland Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated February 9, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Boston, Massachusetts


October 27, 1995

                                                                       Form 10-Q
                                                                          Page 2


Part I Financial Information
----------------------------

                                    THE TIMBERLAND COMPANY
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                    (Dollars in Thousands)
                                         (Unaudited)


                                                                             September 29,              December 31,
                                                                                 1995                      1994
                                                                             -------------              ------------
     Current assets
         Cash and equivalents                                                 $    3,710                $    6,381
         Accounts receivable, net                                                162,443                   128,435
         Inventories                                                             221,202                   218,219
         Prepaid expenses                                                          9,094                    13,504
         Deferred and refundable income taxes                                     14,707                     7,112
                                                                              ----------                ----------

                         Total current assets                                    411,156                   373,651
                                                                              ----------                ----------

     Property, plant and equipment, at cost                                       92,106                   110,650

     Less accumulated depreciation and amortization                              (40,148)                  (42,417)
                                                                              ----------                ----------
                         Net property, plant and equipment                        51,958                    68,233
                                                                              ----------                ----------


     Assets held for sale                                                          5,441                         -

     Excess of cost over fair value of net assets
         acquired, net                                                            24,693                    25,956


     Other assets, net                                                             7,702                     5,424
                                                                              ----------                ----------


                                                                              $  500,950                $  473,264
                                                                              ==========                ==========



     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 3


                                    THE TIMBERLAND COMPANY
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                                    (Dollars in Thousands)
                                         (Unaudited)


                                                                                        September 29,      December 31,
                                                                                           1995                1994
                                                                                           ----                ----
 Current liabilities
       Notes payable                                                                     $ 58,000            $ 22,513
       Current maturities of long-term obligations                                          7,761               8,048
       Accounts payable                                                                    26,390              37,035
       Accrued expenses
          Payroll and related                                                              10,304               6,038
          Interest and other                                                               40,032              24,459
          Income taxes payable                                                                748               9,029
                                                                                         --------            --------

                    Total current liabilities                                             143,235             107,122
                                                                                         --------            --------
 Long-term obligations, less current maturities                                           206,642             206,767
                                                                                         --------            --------
 Deferred income taxes                                                                     10,535              10,285
                                                                                         --------            --------


 Stockholders' equity
       Preferred stock, $.01 par value; 2,000,000 shares authorized;
          none issued                                                                           -                   -
       Class A Common Stock, $.01 par value (1 vote per share);
          30,000,000 shares authorized; 8,298,634 shares issued
          at September 29, 1995 and 8,221,615 shares at
          December 31, 1994                                                                    83                  82
      Class B Common Stock, $.01 par value (10 votes per share);
          15,000,000 shares authorized; 2,735,381 shares issued
          at September 29, 1995 and 2,737,121 shares at
          December 31, 1994                                                                    27                  27
      Additional paid-in capital                                                           58,965              57,756
      Retained earnings                                                                    79,422              91,816
      Cumulative translation adjustment                                                     2,161                (471)
      Less treasury stock at cost, 18,369 shares at September 29,
         1995 and December 31, 1994                                                          (120)               (120)
                                                                                         --------            --------
                                                                                          140,538             149,090
                                                                                         --------            --------
                                                                                         $500,950            $473,264
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

                                                                                                           Form 10-Q
                                                                                                              Page 4
                                              THE TIMBERLAND COMPANY
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Amounts in thousands, except per share data)
                                                   (Unaudited)


                                                                     For the                        For the
                                                               Three Months Ended              Nine Months Ended
                                                               ------------------              -----------------
                                                            Sept. 29,       Sept. 30,       Sept.29,       Sept. 30,
                                                               1995           1994            1995           1994
                                                               ----           ----            ----           ----
Revenues                                                 $    212,597    $   222,188    $    479,323    $   457,760

Cost of goods sold                                            149,041        145,668         334,716        308,065
                                                         ------------    -----------    ------------    -----------
                Gross profit                                   63,556         76,520         144,607        149,695
                                                         ------------    -----------    ------------    -----------

Operating expenses
        Selling                                                38,251         33,676          106,054        83,566
        General and administrative                             11,266         11,325           34,990        30,949
        Amortization of goodwill                                  422            367            1,264           811
        Restructuring charge                                        -              -           16,000             -
                                                         ------------    -----------     ------------   -----------
               Total operating expenses                        49,939         45,368          158,308       115,326
                                                         ------------    -----------     ------------   -----------

               Operating income (loss)                         13,617         31,152          (13,701)       34,369
                                                         ------------    -----------     ------------   -----------

Other expense (income)
        Interest expense                                        6,459          4,504          17,300          9,829
        Other, net                                             (4,243)           312         (11,012)           581
                                                         ------------    -----------     ------------   -----------

               Total other expense                              2,216          4,816           6,288         10,410
                                                         ------------    -----------     ------------   -----------


               Income (loss) before income taxes               11,401         26,336         (19,989)        23,959
                                                         ------------    -----------     ------------   -----------

Provision (benefit) for income taxes                            4,333         10,007          (7,595)         9,104
                                                         ------------    -----------     ------------   -----------

               Net income (loss)                         $      7,068    $    16,329    $    (12,394)   $    14,855
                                                         ============    ===========    ============    ===========

Earnings (loss) per share                                $        .63    $      1.45    $      (1.11)   $      1.32
                                                         ============    ===========    ============    ===========

Weighted average shares outstanding and share
    equivalents                                                11,259         11,252          11,172         11,228
                                                         ============    ===========    ============    ===========



      See accompanying notes to condensed consolidated financial statements.
                                       .

                                                THE TIMBERLAND COMPANY                                      Form 10-Q
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                             Page 5
                                                (Dollars in Thousands)
                                                      (Unaudited)


                                                                                For the Nine Months Ended
                                                                           -------------------------------------
                                                                           Sept. 29,                   Sept. 30,
                                                                            1995                         1994
                                                                           ---------                   ---------
Cash flows from operating activities:
   Net income (loss)                                                       $(12,394)                    $14,855
   Adjustments to reconcile net loss
       to net cash used in operating activities:
          Deferred income taxes                                                 250                       1,288
          Depreciation and amortization                                      14,113                      10,674
          Gain on distributorship transaction                               (12,107)                          -
          Restructuring charge                                               10,350                           -
          Loss on disposition of equipment                                      468                           -
          Increase (decrease) in cash from changes in working
             capital items, net of effects of distributorship
             transaction:
            Accounts receivable                                             (37,227)                   (101,266)
            Inventories                                                      (9,782)                   (102,060)
            Prepaid expenses                                                  4,504                      (3,681)
            Accounts payable                                                (10,735)                     15,856
            Accrued expenses                                                 16,630                      21,158
            Income taxes                                                    (15,876)                      6,539
                                                                           ---------                   ---------
               Net cash used in operating activities                        (51,806)                   (136,637)
                                                                           ---------                   ---------
Cash flows from investing activities:
   Proceeds from distributorship transaction                                 24,000                           -
   Proceeds from sale of equipment                                            1,756                           -
   Additions to property, plant and equipment, net                          (12,354)                    (16,548)
   Acquisition of Italian distributor                                             -                     (14,086)
   Other, net                                                                  (911)                        667
                                                                           ---------                   ---------
             Net cash provided by (used) in investing activities              12,491                     (29,967)
                                                                           ---------                   ---------

Cash flows from financing activities:
   Net borrowings under short-term credit facilities                         35,487                       99,075
   Proceeds from long-term obligations                                          525                       65,000
   Payments on long-term and capital lease obligations                         (921)                        (505)
   Issuance of common stock                                                   1,210                        1,015
                                                                           ---------                   ---------
             Net cash provided by financing activities                        36,301                     164,585
                                                                           ---------                   ---------

Effect of exchange rate changes on cash                                          343                         (79)
                                                                           ---------                   ---------
Net decrease in cash and equivalents                                          (2,671)                     (2,098)
Cash and equivalents at beginning of period                                    6,381                       3,281
                                                                           ---------                   ---------
Cash and equivalents at end of period                                      $   3,710                   $   1,183
                                                                           =========                   =========
Supplemental disclosures of cash flow information:
   Interest paid                                                           $  12,618                   $   6,195
   Income taxes paid                                                           8,031                       1,322

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

2. The results of operations for the nine months ended September 29, 1995 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenues have been more heavily weighted to the second half of the year.

3.      Recognition of Revenues

        Revenues consist of sales to customers, license fees and royalties. Sales are recognized upon shipment of product to customers. License fees and royalties are recognized when earned. Such license fees and royalties are included in revenues and aggregated $1.3 million and $6.1 million for the three and nine month periods ended September 29, 1995, respectively, and $.1 million and $.6 million for the three and nine month periods ended September 30, 1994, respectively.


4.      Inventories consist of the following (in thousands):

                                               September 29, 1995       December 31, 1994
                                               ------------------       -----------------
                 Raw materials                      $ 15,827                $ 19,806
                 Work-in-process                       4,970                  13,137
                 Finished goods                      200,405                 185,276
                                                    --------                --------
                                                    $221,202                $218,219
                                                    ========                ========

5.      Indebtedness

        On July 21, 1995, the Company amended the revolving credit agreement to provide for up to $50 million in letters of credit under the overall $125 million committed facility.

6.      Other Income

        On January 26, 1995, the Company appointed Inchcape plc ("Inchcape") as the exclusive distributor of Timberland products throughout most of the Asia/Pacific region. The agreement included Inchcape's acquisition of the Company's Australian and New Zealand subsidiaries and future consideration provided to Inchcape for the total sum of $24 million. The transaction resulted in a first quarter non recurring pre-tax gain of approximately $7.4 million.

                                                                       Form 10-Q
                                                                          Page 7

                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        During the third quarter, the agreement was amended to include South Korea. In addition to the expansion of territories and other modifications, the amended agreement eliminated the future consideration provided to Inchcape included in the original agreement. This resulted in a non-recurring pre-tax gain of $4.7 million in the third quarter of 1995. In 1994, revenues of the Company's Australian and New Zealand subsidiaries combined accounted for less than 2% of total consolidated revenues.

 7.     Legal Proceedings

        The Company is involved in litigation and various legal matters, including U.S. Customs claims, which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material effect on the Company's consolidated financial statements.

        The Company and two of its officers and directors have been named as defendants in two actions filed in the United States District Court for the District of New Hampshire, one filed by Jerrold Schaffer on December 12, 1994, and the other filed by Gershon Kreuser on January 4, 1995. On April 24, 1995, the District Court granted the plaintiffs' motion, assented to by the defendants, to consolidate the two suits. The plaintiffs filed a single consolidated amended complaint with the District Court on June 23, 1995. The amended complaint alleges that the defendants violated the federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements in 1994. Specifically, the amended complaint alleges that such statements and omissions had the effect of artificially inflating the market price for the Company's Common Stock until the disclosure by the Company on December 9, 1994 of its expectation that results for the fourth quarter were not likely to meet analysts' anticipated levels. Damages are unspecified. The amended complaint seeks class action status for all purchasers of the Company's Common Stock between May 12, 1994 and December 9, 1994. The defendants filed a motion to dismiss the plaintiffs' Complaint with the District
        Court on August 25, 1995. The plaintiffs served their opposition to the defendants' motion to dismiss on October 27, 1995. Further briefing on the motion will be completed by November 17, 1995.

        While this action is in its early stages, based on an initial review, and after consultation with counsel, management believes the allegations are without merit. Accordingly, management does not expect the outcome of such litigation to have a material adverse effect on the consolidated financial statements. The Company is defending this proceeding vigorously.

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

                                                                       Form 10-Q
                                                                          Page 8
                            THE TIIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

       Of the total charge for restructuring, $10.4 million relates to anticipated losses associated with the disposal of assets and is a non-cash item; $2.6 million relates to payments for contractual lease obligations and anticipated expenditures to close idle facilities; and $3.0 million relates to anticipated payments for severance and other employee liabilities.

       The Company has substantially completed these restructuring actions, with the exception of the sale of certain manufacturing equipment which may not occur until 1996. Cash expenditures related to the restructuring plan of $2.6 million have been incurred as of September 29, 1995. The Company has funded the restructuring plan from internal sources and available borrowing capacity.

                                                                       Form 10-Q
                                                                          Page 9
                             THE TIMBERLAND COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

RESULTS OF OPERATIONS
---------------------

The following table sets forth selected items in the Company's condensed consolidated statements of operations as percentages of revenues for the periods indicated.

                                                           For the                                   For the
                                                       Three Months Ended                       Nine Months Ended
                                                  ----------------------------            ----------------------------
                                                  Sept. 29,           Sept. 30,            Sept. 29,           Sept. 30,
                                                     1995                1994                1995                1994
                                                  ---------           --------            --------             --------
Revenues                                            100.0%             100.0%              100.0%               100.0%
Cost of goods sold                                   70.1               65.6                69.8                 67.3
                                                    -----              -----               -----                -----

       Gross profit                                  29.9               34.4                30.2                 32.7
                                                    -----              -----               -----                -----

Operating expenses
  Selling                                            18.0               15.2                22.1                 18.3
  General and administrative                          5.3                5.1                 7.3                  6.8
  Amortization of goodwill                             .2                 .2                  .3                   .2
  Restructuring charge                                  -                  -                 3.3                    -
                                                    -----              -----               -----                -----

       Total operating expenses                      23.5               20.4                33.0                 25.2
                                                    -----              -----               -----                -----

       Operating income (loss)                        6.4               14.0                (2.9)                 7.5
                                                    -----              -----               -----                -----

Other expense (income)
  Interest expense                                    3.0                2.0                 3.6                  2.2
  Other, net                                         (2.0)                .1                (2.3)                  .1
                                                    -----              -----               -----                -----
       Total other expense                            1.0                2.2                 1.3                  2.3
                                                    -----              -----               -----                -----

       Income (loss) before income taxes              5.3               11.8                (4.2)                 5.2

Provision (benefit) for income taxes                  2.0                4.5                (1.6)                 2.0
                                                    -----              -----               -----                -----

      Net income (loss)                               3.3%               7.3%               (2.6)%                3.2%
                                                    =====              =====               =====                =====

Note:  Percentages may not add due to rounding.

                                                                       Form 10-Q
                                                                         Page 10

Third Quarter 1995 Compared with Third Quarter 1994
---------------------------------------------------


Revenues for the third quarter of 1995 were $212.6 million, a decrease of 4.3% compared to the $222.2 million reported in the comparable prior year period. The revenue decline primarily occurred in the Company's domestic wholesale footwear business as a result of fewer units sold. The revenue decline can be attributable to a generally depressed retail environment. The Company believes that having too few new products offered in the overall product mix also may have adversely impacted revenues.

Footwear revenues decreased $20.9 million, or 11.7%, in the third quarter of 1995, compared to the same period in 1994, primarily as a result of fewer unit sales. Apparel and accessories revenues increased $10.0 million, or 22.7%, in the third quarter of 1995, compared to the same period in 1994, due to an increase in unit sales. Retail revenue represented 17.5% of total revenues in the current quarter, compared to 8.8% in the third quarter of 1994, reflecting the Company's growing retail organization and, in particular, the factory outlet business, where 20 new stores were added since the third quarter last year. Domestic revenues declined $18.1 million, or 11.3%, compared to the third quarter of 1994. International revenues for the third quarter of 1995 increased $8.5 million, or 13.7%, compared to the same period in the prior year, and comprised 33.3% of total third quarter revenue in 1995 versus 28.0% in the third quarter of 1994. The growth in international revenues was driven largely by the Company's Italian branch, which the Company has been operating since May of 1994. Revenues from the Company's Italian operations were up 39% over the third quarter of 1994.

Gross profit as a percentage of revenues for the third quarter of 1995 was 29.9%, compared to 34.4% for the third quarter of 1994. Gross margin was depressed by a change in product sales mix; although first quality inventory represented a substantial majority of total revenues, off-price sales comprised a greater percentage of total revenues than in the same quarter last year. In addition, lower production levels in the Company's manufacturing facilities had a negative effect on overhead cost absorption, which further depressed gross margins.

Operating expenses were $49.9 million in the third quarter of 1995, compared to $45.4 million in the third quarter of 1994. Operating expenses as a percentage of revenue in the third quarter of 1995 were 23.5%, compared to 20.4% in the third quarter of 1994. This dollar increase was primarily due to higher operating costs associated with the Company's growing retail organization described above.

Interest expense for the third quarter of 1995 increased by $2.0 million to $6.5 million over the comparable prior year period, primarily as a result of increased borrowings to support higher inventory levels through the year and higher interest rates.

Other income of $4.2 million for the third quarter of 1995 reflects an amendment to the Company's agreement with Inchcape plc for distribution rights in Asia-Pacific. The amended agreement expands Inchcape's territories to include South Korea. Together with other modifications, this amendment resulted in a $4.7 million non-recurring pre-tax gain for the third quarter of 1995.


Nine Months ended September 29, 1995 Compared with Nine Months ended
--------------------------------------------------------------------
September 30, 1994.
-------------------

Revenues for the first nine months of 1995 were $479.3 million, an increase of 4.7% over the $457.8 million for the comparable period of 1994. The increase in revenues is due to an increase in the number of footwear, apparel and accessory units sold. Revenues were adversely impacted by a generally depressed retail environment. The Company believes that having too few new products offered in the overall product mix also may have adversely impacted revenues.

                                                                        Form 10Q
                                                                         Page 11

Revenues for the first nine months of 1995 include $6.1 million of licensing fees and royalties, $5.2 million of which are non-recurring, received in connection with licensing agreements, compared to $.6 million for the comparable prior year period.

Gross profit as a percentage of revenues for the first nine months of 1995 was 30.2%, compared to 32.7% for the comparable prior year period. This decline is attributable to the same factors causing the decline in the gross margin percentage for the third quarter of 1995 discussed above.

During the second quarter of 1995, the Company closed its manufacturing facilities in Boone, North Carolina and Mountain City, Tennessee, reduced its manufacturing operations in the Dominican Republic and downsized its corporate office workforce as part of a reorganization of its management structure. Approximately 1,800 positions were eliminated. These actions resulted in a one-time pre-tax charge of $16.0 million. The Company has two remaining manufacturing facilities: one in Puerto Rico and one in the Dominican Republic. All other product is sourced by the Company from contract manufacturers.

Of the total charge for restructuring, $10.4 million relates to anticipated losses associated with the disposal of assets and is a non-cash item; $2.6 million relates to payments for contractual lease obligations and anticipated expenditures to close idle facilities; and $3.0 million relates to anticipated payments for severance and other employee liabilities.

The Company has substantially completed these restructuring actions, with the exception of the sale of certain manufacturing equipment which may not occur until 1996. Cash expenditures related to the restructuring plan of $2.6 million have been incurred as of September 29, 1995. The Company has funded the costs of the restructuring plan from internal sources and available borrowing capacity. The restructuring plan began lowering operating costs in the third quarter of 1995 and is expected to increase savings going forward. Based on recent manufacturing plant production levels, annual savings are expected to approximate $7 million. Savings from the planned action will be used to repay indebtedness and for general Corporate and working capital purposes.

Excluding the one-time pretax restructuring charge, operating expenses for the first nine months of 1995 increased $27.0 million to $142.3 million, from $115.3 million for the comparable prior year period. The increase in operating expenses is principally a result of the Company's growing retail organization, the inclusion of the Company's Italian operations for a full nine months, and the larger core infrastructure which was designed to support higher revenue levels. As a percentage of revenues, operating expenses, exclusive of the restructuring charge, increased to 29.7% in 1995 from 25.2% in 1994.

Interest expense for the first nine months of 1995 increased by $7.5 million over the comparable prior year period, primarily as a result of increased borrowings to support higher inventory levels and higher interest rates.

For the first nine months of 1995, other expense (income) includes a non-recurring pre-tax gain of $12.1 million resulting from the Company's appointment on January 26, 1995 of Inchcape plc as the exclusive distributor of Timberland products throughout most of the Asia/Pacific region. The agreement, which was amended in the third quarter to expand the territory to include South Korea and to eliminate certain future consideration to Inchcape, included Inchcape's acquisition of the Company's Australian and New Zealand subsidiaries for a total sum of $24 million.

                                                                        Form 10Q
                                                                         Page 12



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company generated cash flows from operations during the third quarter of 1995, and reduced debt by over $7.0 million from the second quarter of 1995. Because the third quarter is traditionally the time of peak working capital requirements, it is highly unusual to generate cash in that period. In terms of cash generation, this is the strongest third quarter the Company has had as a public company.



Cash used by operations during the first nine months of 1995 was $51.8 million, compared to $136.6 million in the same period in 1994. Accounts receivable increased $34.0 million from December 31, 1994, and decreased $30.9 million from September 30, 1994, primarily as the result of the decline in third quarter 1995 wholesale revenues compared with third quarter of 1994. Wholesale days sales outstanding improved to 79 days at September 29, 1995 from 84 days at September 30, 1994. Inventories increased $3.0 million since December 31, 1994. Inventory turns declined to 1.8 times for the third quarter of 1995, compared to 2.3 times for the same period in 1994.

During the first nine months of 1995, $12.6 million of cash was provided from investing activities, due primarily to $24 million of cash proceeds received from the agreement with Inchcape plc. These proceeds were partially offset by capital expenditures for the first nine months of 1995 of $12.4 million, compared to $16.5 million for the same period in 1994. The increase in the level of total borrowings since year end 1994 is due primarily to the higher receivable level, resulting from the typical third quarter peak selling period. The Company uses unsecured revolving and committed lines of credit as the primary sources of financing for its seasonal and other working capital requirements. On July 21, 1995, the Company amended the revolving credit agreement, which extends through the end of February 1997, to provide for up to $50 million in letters of credit under the overall $125 million committed facility. The Company's debt to capital ratio was 66.0% at September 29, 1995, compared to 61.4% at December 31, 1994 and 64.5% at September 30, 1994.

Management believes that the Company's capital needs for 1995 will be met through the credit facilities and cash flows from operations, without the need for additional permanent financing.

                                                                        Form 10Q
                                                                         Page 13

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


                                                     The Timberland Company
                                                     --------------------------
                                                     (Registrant)




Date: November 14, 1995
                                                     Keith D. Monda
                                                     --------------------------
                                                     Keith D. Monda
                                                     Senior Vice President -
                                                     Finance and Administration
                                                     and Chief Financial Officer



Date: November 14, 1995
                                                     Dennis W. Hagele
                                                     --------------------------
                                                     Dennis W. Hagele
                                                     Vice President Finance
                                                     and Corporate Controller
                                                     (Chief Accounting Officer)