Form 10-K
period 1995-12-31
TIMBERLAND CO
filed 1996-03-28
CIK 814361

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                            ------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-9548

                             THE TIMBERLAND COMPANY
             (Exact name of registrant as specified in its charter)

                            ------------------------

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

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE, IS (603) 772-9500
                            ------------------------

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

                            ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Class A Common Stock of the Registrant held by non-affiliates of the Registrant was approximately $169,421,492 on March 1, 1996. For purposes of the foregoing sentence the term "affiliate" includes each director and executive officer of the Registrant. See Item 12 of this Form 10-K.

     8,306,239 shares of Class A Common Stock and 2,734,451 shares of Class B Common Stock of the Registrant were outstanding on March 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1995 are incorporated by reference in Part I,
Item 1 regarding foreign and domestic sales and Part II, Items 5, 6, 7 and 8 of this report. Portions of the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this report.

             The Exhibits Index appears on page 10 of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     The Timberland Company was incorporated in Delaware on December 20, 1978, and is the successor to Abington Shoe Company, which was incorporated in Massachusetts in 1933 (The Timberland Company, together with its subsidiaries, is referred to herein as "Timberland" or the "Company," unless the context indicates otherwise). The Company designs, develops, engineers, markets and distributes men's and women's premium-quality footwear, apparel and accessories under the Timberland(R) brand. Timberland(R) products are sold primarily through better-grade department stores, independent retailers, athletic stores and other retail stores in the United States and in more than 60 countries worldwide. Timberland products are also sold through Timberland(R) specialty stores and factory outlet stores devoted exclusively to Timberland products. These two types of stores are operated by the Company in the United States and in parts of Europe and by certain of the Company's distributors in parts of Europe, South America, Mexico, the Middle East and the Asia/Pacific region.

     The Company offers high-quality products that provide durability, functional performance, comfort, classic styling and lasting protection from the elements. The Company believes that the combination of these features distinguishes the Timberland brand from competing brands and makes Timberland products an outstanding value.

     During 1995, the Company focused on improving its balance sheet through better working capital management. As part of this focus, the Company enhanced its business controls and exercised greater discipline in the day-to-day operation of its business. The Company reorganized into profit centers for its footwear, apparel and accessories, retail and international divisions. The Company also realigned the structure of its domestic wholesale sales organization from a structure organized by geographic regions to a structure organized by distribution channels. In addition, the Company strengthened its credit and cash collection procedures and policies. The Company closed two of its manufacturing facilities, downsized a third facility, and reorganized and consolidated the management of its remaining manufacturing facilities. The Company shifted the production which was performed formerly by these facilities to third party manufacturers. As a result of these actions, at the end of 1995, the Company reported a reduction in inventory, debt levels and days sales outstanding and an improvement in its cash position compared to the end of 1994.

     In 1995, the Company also developed a marketing and merchandising strategy that defines its footwear and apparel and accessories products within the dress casual, rugged casual and performance categories. This strategy is designed to further integrate the Timberland brand and make it easier for wholesale customers to sell Timberland products to consumers based on end-user needs.

CURRENT PRODUCTS

     The Company's products fall into two broad categories -- footwear (shoes, boots and sandals) and apparel and accessories. The Company's footwear sales represented 74.9%, 80.5% and 83.4% of total product sales for 1995, 1994 and 1993, respectively. Sales of apparel and accessories represented 25.1%, 19.5% and 16.6% of total product sales for 1995, 1994 and 1993, respectively.

  Footwear

     In 1973, the first pair of waterproof leather boots under the Timberland brand were produced. The Company currently offers a broad variety of footwear products for men and women featuring premium waterproof or water resistant leathers, fabric uppers, selected use of waterproof fabric linings and, in certain models, hand-sewn construction.

     The Company's footwear lines included over 240 models and colors for Spring 1995 and over 250 models and colors for Fall 1995. New footwear product introductions in 1995 included a dressier line of waterproof Pinnacle Weatherbucks, Gore-Tex(R) chukka boots, canvas boots and shoes, performance sandals and the Treeline(TM) Aggressive Series of multi-purpose outdoor footwear, which will be available at retail in Spring

1996. The Company also expanded the number and levels of products featuring the Active Comfort Technology(TM) (ACT(TM)) system, a moisture management and climate control system developed by the Company.

     In 1995, the Company focused the design and development of its footwear lines for Fall 1996 into the dress casual, rugged casual and performance categories. The dress casual category has been expanded from the classic Weatherbuck collection and loafers to include cap toes, wing tips, tassel slip-ons and oxfords for men and more fashion-focused hand-sewn wovens, pumps, slip-ons and loafers for women. The rugged casual category includes rugged hand-sewn shoes, Bush Hikers, classic work boots and boat shoes. Timberland(R) performance footwear products include hiking boots, field boots and multi-purpose outdoor footwear featuring the ACT system and other advanced technologies.

     The Company also designs, develops, engineers, markets and distributes, under the Timberland(R) Work Division, a line of boots designed to fit the needs of construction workers, carpenters, assembly-line workers and skilled workers in other crafts and trades. These boots are sold in the United States and Italy through leading consumer product and independent retail stores. The Company expects to market these products under the name Timberland Mill River(TM) beginning in Fall 1996.

  Apparel and Accessories

     Timberland(R) apparel products consist primarily of rugged outerwear, sweaters, shirts, pants, shorts and skirts. These products feature, in certain models, premium waterproof leathers, waterproof and water resistant fabric, rust-proof hardware, canvas, denim, high-quality specialty cotton, wool and other quality performance materials. During 1995, the Company implemented a forecasting and delivery system designed specifically for its apparel products. The Company's men's apparel offerings for 1995 were coordinated and merchandised into apparel collections to compete in the collection sportswear market. The Company targeted its women's apparel offerings for 1995 to focus on classic items distributed principally through Timberland(R) specialty stores and several premium retailers. For 1996, the Company plans to expand its Men's Collection Sportswear line and to continue the limited focus of its women's line. The Company plans to promote its apparel products in a manner consistent with its dress casual, rugged casual and performance product categories.

     Timberland(R) accessories products for 1995 focused principally on leather goods -- luggage, briefcases, handbags, wardrobe accessories and other small leather goods -- with a lesser focus on caps, hats and leather care products and, through Timberland specialty stores only, gloves and socks. Beginning in the second half of 1996, many Timberland accessories, including day packs, travel gear, socks, legwear, gloves and leather care products, will be more widely distributed through licensing arrangements with third parties, as further described in the "Licensing" section of this report.

     In 1995, the Company introduced City Year Gear(TM), a limited line of T-shirts, caps and bags. City Year Gear products are sold exclusively through Timberland specialty stores. Any profits from the sale of these products will help support City Year(R), an urban youth corps sponsored partially by the Company, and other Company-sponsored community service activities.

DISTRIBUTION

     The Company's strategy is to distribute its products through its specialty stores and through better-grade department stores, independent retailers and athletic stores which reinforce the Timberland image of quality, performance and service. For 1996, the Company plans to continue the integrated presentation of the Timberland(R) brand, which will be based on showcasing Timberland(R) footwear, apparel and accessories within the dress casual, rugged casual and performance categories. The Company also plans to expand the presentation of its Men's Collection Sportswear apparel offerings in selected collection sportswear locations during 1996.

  United States Operations

     In 1995, 1994 and 1993, 70.2%, 73.5% and 70.8%, respectively, of the
Company's revenues were generated in the United States. The Company's wholesale customer accounts within the United States range from better-grade department stores and retail stores to athletic and sporting goods stores, marinas and specialty retailers. These accounts are serviced through a combination of field and corporate-based sales teams and through the Company's six showrooms. The Company's principal showroom is located on Fifth Avenue in New York City. The Company's regional showrooms are located in Chicago, Dallas, Atlanta, Denver and Seattle.

     At the end of 1995, the Company had 157 concept shops featuring Timberland(R) footwear and apparel, including 82 apparel shops in men's collection sportswear departments. Concept shops are areas of third-party stores dedicated exclusively to the presentation, merchandising and sale of Timberland(R) products. Some existing concept shops were also expanded during 1995.

     The Company operates footwear distribution facilities in Danville, Kentucky and Hampton, New Hampshire. The Company also fills footwear orders from a third-party operated distribution facility in Industry, California. All apparel and accessories orders are centrally distributed from the Company's facility in Grove City, Ohio. In 1995 and early 1996, the Company closed its Portsmouth, New Hampshire and Wilmington, Massachusetts distribution facilities, as part of the consolidation of its domestic distribution operations.

  International Operations

     In 1995, international revenues accounted for 29.8% of the Company's revenues, compared to 26.5% in 1994 and 29.2% in 1993. Timberland products are sold internationally through distributors and commission agents and by the Company through its operating divisions in England, France, Germany, Italy, Spain and Austria. The Company's European operating divisions provide sales, administrative and, in some cases, warehousing support for the sale of Timberland products to wholesale customers in their respective countries, and in certain instances, to distributors and commission agents in other countries. Additionally, certain of the Company's international distributors operate specialty stores and concept shops devoted exclusively to Timberland products in Europe, South America and the Asia/Pacific region. The Company's international distributors opened nine such specialty stores and 24 such concept shops in 1995.

     Reference is made to the information set forth in Note 13 to the Company's consolidated financial statements, entitled "Industry Segment and Geographical Area Information," appearing in the Company's 1995 Annual Report to security holders, which information is incorporated herein by reference.

RETAIL

     In 1995, revenues from the specialty and outlet stores operated by the Company accounted for 19.6% of the Company's revenues, compared to 11.3% in 1994 and 10.2% in 1993. This increase reflects the expansion of the Company's retail operations. In 1995, the Company opened six specialty stores, bringing to 29 the total number of specialty stores operated by the Company worldwide. In addition to providing an environment to showcase the Timberland(R) brand as an integrated source of footwear, apparel and accessories, these specialty stores provide sales and consumer-trend information which assists the Company in developing its marketing strategies, including point-of-purchase marketing materials. The training and customer service programs established in the Company's specialty stores also serve as a model which may be adopted by the Company's other retail accounts. In 1995, the Company opened fifteen outlet stores, bringing to 33 the total number of outlet stores operated by the Company worldwide. These outlet stores serve as the primary channel for the sale of factory-second and close-out product offerings, and enable the Company to protect and control the integrity of the Timberland brand and maximize the return associated with the sale of such products.

LICENSING

     In 1995, the Company sought to broaden the reach of the Timberland brand by capitalizing on several licensing opportunities. These licensing agreements enable the Company to expand the Timberland brand to appropriate and well-defined product categories and geographical territories in which the Company has not had an appreciable presence, in a manner designed to reduce the risk and investment associated with pursuing such opportunities.

  Product Licensing

     Under a licensing agreement with Timex Nederland B.V., Timberland offers a line of outdoor watches which were available for distribution in late 1995. During 1995 and early 1996, the Company entered into licensing agreements with other industry leaders for the manufacture and distribution of several new product categories, including: The Coleman Company for fabric and leather-accented day packs and travel gear, Kayser-Roth Corporation for socks and legwear and SWANY America for gloves. The Company anticipates that products under each of these new licensing agreements will be available for distribution beginning in late 1996.

  Territory Licensing

     In 1995, the Company entered into two license agreements with distributors to expand the reach of the Timberland(R) brand. The Company appointed Inchcape plc as the exclusive distributor and retailer of Timberland(R) products throughout most of the Asia/Pacific region. The transaction also included Inchcape's acquisition of the Company's Australian and New Zealand subsidiaries and the operation of existing Timberland(R) specialty stores and concept shops in these countries. In 1995, the Company also appointed Sao Paulo Alpargatas S.A. as the exclusive distributor and retailer, as well as a non-exclusive manufacturer, of Timberland products throughout much of South America. Both of these agreements provide for the opening of new specialty stores and concept shops devoted exclusively to Timberland products and require the licensee to exceed minimum purchases of Timberland products during each year. The license agreement with Sao Paulo Alpargatas S.A. also requires the licensee to achieve specified annual minimum sales increases.

ADVERTISING AND MARKETING

     The Company's advertising campaigns are designed to increase brand awareness among consumers and to emphasize the features that distinguish the Timberland brand from competing brands and make Timberland products an outstanding value. During 1995, the Company's national and regional advertising campaigns appeared mainly in various trade press outlets and active-lifestyle, fashion and sports-focused consumer periodicals. The Company reinforced these advertising campaigns with a variety of in-store promotions, point-of-purchase marketing materials and a cooperative advertising program with its retailers, as well as retail sales clerk training and other sales incentive programs and promotional campaigns. Timberland's product and territory licensing arrangements also require licensees to fund marketing campaigns, over which Timberland maintains approval and design rights to ensure consistent and effective brand presentation.

     During 1995, the Company expanded its internal creative resource staff to enhance the Company's corporate and promotional communication capabilities and to better manage the presentation of the Timberland brand. The Company plans to produce internally all advertising, product catalogs and point-of-purchase marketing materials and all packaging and hang-tag designs for its 1996 product offerings.

SEASONALITY

     In 1995, as has traditionally been the case, the Company's revenues were higher in the last two quarters of the year than in the first two quarters. The Company expects this seasonality to continue in 1996.

BACKLOG

     At December 31, 1995, Timberland's backlog of orders from its customers was approximately $102 million, compared to $132 million at December 31, 1994 and $69 million at December 31, 1993. While all orders in the backlog are subject to cancellation by customers, the Company expects that the majority of such orders will be filled in 1996. The Company does not believe that its backlog of orders at year-end is representative of the orders which will be filled during 1996, due to the shift towards "at-once orders" being adopted by many retailers.

MANUFACTURING

     During 1995, approximately 40% of the unit volume of the Company's footwear products was manufactured by the Company, compared to approximately 60% during 1994. The remainder of the Company's footwear products and all of its apparel and accessories were produced by independent manufacturers in Asia, Europe and the Americas. Over 20% and 15% of the unit volume of the Company's footwear products was produced in Thailand and Taiwan, respectively.

     During 1995, the Company closed its footwear manufacturing facilities located in Boone, North Carolina and Mountain City, Tennessee, and downsized its footwear manufacturing facility in the Dominican Republic. The Company increased its use of independent manufacturers to replace most of the manufacturing operations conducted formerly at its manufacturing facilities. This restructuring was a result of the Company's overall effort to improve product quality, to reduce manufacturing overhead and product costs, and to increase the Company's flexibility to meet consumer demand for particular product lines. The Company currently plans to retain its internal manufacturing capability in order to continue benefiting from expertise the Company has gained with respect to the footwear manufacturing methods and from the research and development activities conducted at its manufacturing facilities.

     As part of the Company's efforts to improve the reliability and quality of the manufacturing operations conducted by the Company and its independent manufacturers, the Company in 1995 reorganized and consolidated the management of these functions and expanded its quality control group. The Company's quality and production standards were reviewed and updated, and product quality audits were conducted at the factories and distribution centers to ensure such standards were being met. In 1995, the Company also opened offices in Bangkok, Thailand and Taichung, Taiwan in order to more closely supervise the Company's sourcing activities conducted in the Asia/Pacific region. In addition, the Company enhanced and expanded the data available through its information systems to enable the Company to better match product supply and demand.

     To the extent the Company manufactures its products outside the United States or is dependent upon foreign operations with unaffiliated parties, the Company is subject to the usual risks of doing business abroad. These risks potentially include, among other risks, import restrictions, anti-dumping investigations, political or labor disturbances, expropriation and acts of war.

RAW MATERIALS

     During 1995, the Company consolidated its base of raw materials suppliers; however, only two suppliers provided more than 10% each of the Company's leather purchases for 1995. The Company has no reason to believe that leather will not continue to be available from these or alternative sources. The Company also began to establish a central network of suppliers through which the Company's manufacturing facilities and independent manufacturers could purchase raw materials. The Company believes that this approach will reduce the cost and provide greater consistency of the raw materials procured to produce Timberland(R) products, and increase compliance with the Company's production standards.

TRADEMARKS AND TRADE NAMES; PATENTS; RESEARCH & DEVELOPMENT

     The Company's principal trade name is The Timberland Company and the Company's principal trademarks are Timberland and [TIMBERLAND LOGO], which have been registered in the United States and in certain foreign countries. Other Company trademarks or registered trademarks are Treeline; Weathergear;
[WORK LOGO]; [MILL RIVER LOGO]; More Quality Than You May Ever Need;
Active Comfort Technology; ACT; Mountain to River; Toporelief; Topozoic; Boots, Shoes, Clothing, Wind, Water, Earth & Sky; Wind, Water, Earth & Sky; Elements; The Elements of Design are the Elements themselves, Wind, Water, Earth and Sky; Nothing Can Stop You; Blackridge Mountain; Blackridge Mountain Logo Design; Mill River; Mill River Logo Design; TBL 30; Timberland 1049; Trail Grip; and Tims. The Company regards its trade name and trademarks as valuable assets and believes that they are important factors in marketing its products, particularly in the case of the Timberland(R) brand. It is the policy of the Company to protect and defend vigorously its trade name and trademarks against infringement under the laws of the United States and other countries. In addition, the Company seeks to protect and defend vigorously its patents, designs, copyrights and all other of its proprietary rights under applicable laws.

     The Company conducts research, design and development efforts for its footwear, apparel and accessories. The Company tests a number of its products under actual field conditions to evaluate and improve product performance. The Company's expenses relating to research, design and development, however, have not represented a material expenditure relative to its other expenses.

COMPETITION

     The Company does not believe any of its principal competitors offers a complete line of products that provide the same quality and performance as the complete line of Timberland(R) footwear, apparel and accessories products. The Company does, however, have a variety of major competitors in each of its separate footwear, apparel and accessories product offerings.

     The Company's footwear and apparel and accessories products are marketed in highly competitive environments which are subject to rapid changes in consumer preference. Although the footwear industry is fragmented to a great degree, many of the Company's competitors are larger and have substantially greater resources than the Company, including athletic shoe companies, many of which compete directly with some of the Company's products. In addition, the Company faces competition from retailers that are establishing products under private labels which compete with the Company's products.

     The Company has at least nine major competitors in classic work boot sales, at least seven major competitors in sales of rugged casual footwear sales, at least twelve major competitors in sales of performance boots and sandals, and at least thirteen major competitors in sales of dress casual footwear. The Company's major competitors for its footwear products are located principally in the United States. The Company also faces competition from many international footwear manufacturers.

     The Company's line of men's and women's apparel faces competition from at least ten major apparel companies in the United States and from a variety of major apparel companies internationally. The Company's men's and women's lines of footwear and apparel face competition from at least two direct mail companies in the United States.

     The Company's accessories products line faces competition from at least seven major companies in the United States and from several major accessories companies internationally.

     Product quality, performance, design, styling and pricing, as well as consumer awareness, are all important elements of competition in the footwear, apparel and accessories markets served by the Company. Although changing fashion trends generally affect demand for particular footwear, apparel and accessories products, the Company believes that, because Timberland(R) products are designed primarily for functionality and performance, demand for Timberland products (except for the new, more fashion-focused models introduced under Timberland's Fall 1996 dress casual footwear line) is less sensitive to changing trends in fashion than other products that are designed specifically to meet such trends.

ENVIRONMENTAL MATTERS

     Compliance with federal, state and local environmental regulations have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company, based on information and circumstances currently known to the Company.

EMPLOYEES

     As of December 31, 1995, the Company had approximately 5,500 employees worldwide. Management considers its employee relations to be good. None of the Company's employees is represented by a labor union, and the Company has never suffered a material interruption of business caused by labor disputes.

ITEM 2.  PROPERTIES

     The Company owns a facility in Hampton, New Hampshire, which served as the Company's headquarters until November 1994 and currently is used for warehousing and distribution of certain of the Company's products. In connection with the purchase financing for such property, industrial revenue bonds are outstanding in the principal amount of $5,345,000, which are due in 2014. These bonds bear interest at 6.20% through 1999 and thereafter at rates adjusted every five years, through maturity. These bonds are secured by a mortgage on such real estate and by a security interest on assets located there.

     The Company also leases distribution facilities in Grove City, Ohio and Wilmington, Massachusetts, for the distribution of certain products, under lease agreements which expire in May 1998 and April 1996, respectively. In February 1996, the Company acquired its distribution facility in Danville, Kentucky.

     Since April 1994, the Company has leased property in Stratham, New Hampshire that serves as its worldwide headquarters, under a lease which expires in July 1999, with options to extend the expiration. The Company considers its current headquarters facilities adequate and suitable for its present needs. The Company leases its manufacturing facilities which are located in Isabela, Puerto Rico and Santiago, Dominican Republic. These manufacturing facilities are occupied under 11 leasing arrangements which expire at various times through February 1998.

     The Company leases 19 domestic specialty stores, ten international specialty stores, six domestic showrooms, 29 domestic factory outlet stores, and four international factory outlet stores. The Company's subsidiaries also lease office and warehouse space to meet their individual requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various litigation and legal matters which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial statements.

     The Company and two of its officers and directors have been named as defendants in two actions filed in the United States District Court for the District of New Hampshire, one filed by Jerrold Schaffer on December 12, 1994, and the other filed by Gershon Kreuser on January 4, 1995. On April 24, 1995, the District Court granted plaintiffs' motion, assented to by defendants, to consolidate the two actions. On June 23, 1995, plaintiffs filed a consolidated amended complaint (the "Amended Complaint") with the District Court. The Amended Complaint alleges that defendants violated the federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements in 1994. Specifically, the Amended Complaint alleges that such statements and omissions had the effect of artificially inflating the market price for the Company's Class A Common Stock until the disclosure by the Company on December 9, 1994 of its expectation that results for the fourth quarter were not likely to meet analysts' anticipated levels. Damages are unspecified. On March 18, 1996, the Court denied defendants' motion to dismiss the Amended Complaint. On March 19, 1996, the Court granted plaintiffs' motion for class certification for all purchasers of the Company's Class A Common Stock between May 12, 1994 and December 9, 1994. Management believes this action is without merit and intends to defend it vigorously. Accordingly, at this time, management does not expect the outcome of such litigation to have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is submitted as to the executive officers of the
Company:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
Sidney W. Swartz.....................  60    Chairman of the Board, President, Chief Executive
                                             Officer and Director

Jeffrey B. Swartz....................  36    Executive Vice President, Chief Operating Officer
                                             and Director

Keith D. Monda.......................  49    Senior Vice President-Finance and Administration
                                             and Chief Financial Officer

Gregory W. VanWormer.................  40    Senior Vice President-General Manager
                                             Apparel/Retail

Dennis W. Hagele.....................  52    Vice President-Finance and Corporate Controller
                                             (Chief Accounting Officer)

Jane E. Owens........................  42    Vice President and General Counsel

     All executive officers serve at the discretion of the Board of Directors.

     Sidney W. Swartz has served the Company as Chairman of the Board, Chief Executive Officer and President since June 1986 when he and his family trust became the then sole security holders of the Company. During the prior 20 years, Mr. Swartz, as the owner of 50% of the Company, was responsible for the manufacturing, marketing, distribution and financial aspects of the Company.

     Jeffrey B. Swartz has served the Company as Executive Vice President since March 1990 and as Chief Operating Officer since May 1991. From June 1986 to February 1990, Mr. Swartz served the Company in a variety of positions, including Senior Vice President of International Operations, Vice President-Operations/Manufacturing, Vice President-International and General Manager of International Business. Jeffrey Swartz is the son of Sidney W. Swartz.

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

     Gregory W. VanWormer joined the Company in May 1994 as Senior Vice President-Retail. Effective January 1, 1995, Mr. VanWormer's title was changed to Senior Vice President-General Manager Apparel/Retail. From August 1991 to April 1994, Mr. VanWormer was the Vice President-General Merchandise Manager of G.H. Bass & Co.; and from June 1988 to June 1991, he held the following positions with C.M.L. Inc.: Vice President-General Merchandise Manager of Carroll Reed (a retail company) and President of The Gokey Company (a retail, catalog and manufacturing company).

     Dennis W. Hagele joined the Company in October 1994 as Vice
President-Finance and Corporate Controller. From July 1993 to September 1994, Mr. Hagele was an independent financial consultant; and from August 1981 to June 1993, he was Assistant Controller of Sara Lee Corporation.

     Jane E. Owens joined the Company in September 1992 as Vice President and General Counsel. From June 1990 to August 1992, Ms. Owens was Counsel for Reebok International Ltd.; and from March 1988 to June 1990, she was a partner in the law firm of Gaston & Snow.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is included in the Registrant's 1995 Annual Report to security holders under the caption "Quarterly Market Information and Related Matters" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included in the Registrant's 1995 Annual Report to security holders under the caption "Five Year Summary of Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included in the Registrant's 1995 Annual Report to security holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in the Registrant's 1995 Annual Report to security holders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information set forth under the caption, "Executive Officers of the Registrant," in Item 4A of Part I of this report and to information under the caption, "Information with Respect to Nominees" in the Registrant's definitive proxy statement (the "Registrant's 1996 Proxy Statement") relating to its 1996 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1995, which information is incorporated herein by reference. Reference is also made to the information set forth in the Registrant's 1996 Proxy Statement with respect to compliance with Section 16(a) of the Exchange Act, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation," in the Registrant's 1996 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information set forth under the caption, "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's 1996 Proxy Statement, which information is incorporated herein by reference. For purposes of calculating the aggregate market value of the Class A Common Stock on March 1, 1996, the shares owned by The Sidney W. Swartz 1982 Family Trust, The Swartz Foundation and The Sidney and Judith Swartz Charitable Remainder Unitrust have not been considered owned by an affiliate.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information set forth under the caption, "Certain Relationships and Related Transactions," in the Registrant's 1996 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     List of Financial Statements and Financial Statement Schedules.


     (a)(1) Financial Statements. The following financial statements appearing in the Company's 1995 Annual Report to security holders are incorporated by reference in this report:

                                                                                  PAGE
                                                                                  ----
        ANNUAL REPORT
        Consolidated Balance Sheets as of December 31, 1995 and December 31,
          1994..................................................................   18
        For the years ended December 31, 1995, 1994 and 1993:
             Consolidated Statements of Operations..............................   19
             Consolidated Statements of Changes in Stockholders' Equity.........   20
             Consolidated Statements of Cash Flows..............................   21
             Notes to Consolidated Financial Statements.........................   22
        Independent Auditors' Report............................................   35


     (a)(2) Financial Statement Schedule. The following additional financial data should be read in conjunction with the Consolidated Financial Statements in the Registrant's 1995 Annual Report to security holders:

                                                                              FORM 10-K
                                                                                PAGE
                                                                              ---------
        Report of Independent Public Accountants on Schedule................     F-1
        Schedule VIII -- Valuation and Qualifying Accounts..................     F-2

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and have therefore been omitted.

     (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1995.


     (c) Listed below are all the Exhibits filed as part of this report, some of which are incorporated by reference from documents previously filed by the Company with the Securities and Exchange Commission in accordance with the provisions of Rule 12b-32 of the Securities Exchange Act of 1934, as amended.

EXHIBIT                                  DESCRIPTION                                  PAGE NO.
-------                                 ------------                                  --------
(3) Articles of incorporation and by-laws
   3.1    Restated Certificate of Incorporation (1)
   3.2    By-Laws, as amended May 19, 1993 (5)
(4) Instruments defining the rights of security holders, including indentures
          (See also Exhibits 3.1 and 3.2)
   4.1    Specimen stock certificate for shares of the Company's Class A Common
          Stock(3)
(10) Material Contracts
  10.1    Agreement dated as of August 29, 1979 between The Timberland Company and
          Sidney W. Swartz(1)
  10.2    The Company's 1987 Stock Option Plan, as amended(8)
  10.3    The Company's 1991 Employee Stock Purchase Plan, as amended(2)
  10.4    The Company's 1991 Stock Option Plan for Non-Employee Directors(3)
  10.5    The Timberland Company Long Term Incentive Plan for Senior Management(5)
  10.6    The Timberland Company Annual Bonus Plan for Exempt Employees(5)

EXHIBIT                                  DESCRIPTION                                  PAGE NO.
-------                                  -----------                                  --------
  10.7    The Timberland Company Retirement Earnings 401(k) Plan and Trust
          Agreements, filed herewith
  10.8    The Timberland Company Profit Sharing Plan and Trust Agreements, filed herewith
  10.9    (a) Lease dated March 23, 1987 between The Outdoor Footwear Company and
              Corporacion Sublistatica, S.A.(1)
          (b) Lease dated November 21, 1988 between 745 Associates and The
              Timberland Company(4)
          (c) (i) Lease dated July 20, 1992 among Louise Minges, Mitchell Minges and
              The Timberland Company(4)
              (ii) Amendment dated July 16, 1993 to Lease(5)
          (d) Lease dated March 31, 1981 between the Puerto Rico Industrial
              Development and The Timberland Company(4)
          (e) Lease dated September 7, 1992 between Corporacion Zona Franca
              Industrial De Santiago, Inc. and The Recreational Footwear Company(4)
          (f) Lease dated December 2, 1992 between Corporacion Zona Franca
              Industrial De Santiago, Inc. and The Recreational Footwear Company(4)
          (g) Lease dated as of June 29, 1993 between Timberland Dominicana, S.A.
              and Santiago Norte, S.A. (Pisano) Industrial Park(5)
          (h) Lease dated as of November 30, 1993 between Timberland Dominicana,
              S.A. and Santiago Norte, S.A. (Pisano) Industrial Park(5)
          (i) Lease dated as of December 16, 1993 between Timberland Dominicana,
              S.A. and Santiago Norte, S.A. (Pisano) Industrial Park(5)
          (j) Lease dated as of March 31, 1993 between Talbot Operations, Inc. and
              The Timberland Company(5)
          (k) (i) Sublease dated March 31, 1994 between Hewlett-Packard Company and
              The Timberland Company(6)
              (ii) Amendment No. 1 dated July 15, 1994 to Sublease(7)
 10.10    (a) Amended and Restated Note Agreements dated as of April 1, 1994 regarding $35,000,000 9.70% Senior Notes due December 1, 1999(6)
          (b) Amendment No. 1 dated as of April 1, 1995 to Amended and Restated Note
              Agreements(9)
          (c) Amendment No. 2 dated as of June 28, 1995 to Amended and Restated Note
              Agreements(9)
 10.11    Termination of Credit Agreement among The Timberland Company, certain banks and Chase Manhattan Bank, N.A. as Agent, dated as of December 15,
          1994(7)
 10.12    (a) Note Agreements dated as of April 1, 1994 regarding $65,000,000 7.16%
              Senior Notes due April 15, 2000(6)
          (b) Amendment No. 1 dated as of April 1, 1995 to Note Agreements(9)
          (c) Amendment No. 2 dated as of June 28, 1995 to Note Agreements(9)
 10.13    (a) Amended and Restated Credit Agreement dated as of March 14, 1995 among
              The Timberland Company, certain banks listed therein and Morgan
              Guaranty Trust Company of New York, as Agent(7)
          (b) Amendment No. 3 dated as of July 21, 1995 to the Amended and Restated
              Credit Agreement, which also incorporates Amendment No. 1 dated as of
              April 19, 1995 and Amendment No. 2 dated as of June 28, 1995(9)
 10.14    (a) Note Agreements dated as of December 15, 1994 regarding $106,000,000
              8.94% Senior Notes due December 15, 2001(7)
          (b) Amendment No. 1 dated as of April 1, 1995 to Note Agreements(9)
          (c) Amendment No. 2 dated as of June 28, 1995 to Note Agreements(9)


EXHIBIT                                  DESCRIPTION                                  PAGE NO.
-------                                  -----------                                  --------
(13) Annual Report to security holders
 13. Portions of 1995 Annual Report to security holders as incorporated herein by reference, filed herewith
(21) Subsidiaries
 21. List of subsidiaries of the Registrant, filed herewith
(23) Consent of experts and counsel
 23. Consent of Deloitte & Touche LLP to the incorporation by reference of their report included in the Registrant's 1995 Annual Report to security holders
(27) Financial Data Schedule
 27. Financial Data Schedules, filed herewith
(99) Additional Exhibit
 99. Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the
     Private Securities Litigation Reform Act of 1995

---------------

(1) Filed as exhibits to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2) Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

(3) Filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

(4) Filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

(5) Filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

(6) Filed as exhibits to the Quarterly Report on Form 10-Q for the fiscal period ended July 1, 1994, and incorporated herein by reference.

(7) Filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

(8) Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.

(9) Filed as exhibits to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1995, and incorporated herein by reference.


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

                                            THE TIMBERLAND COMPANY

                                                   /S/  SIDNEY W. SWARTZ
                                            By:.................................
                                                SIDNEY W. SWARTZ, PRESIDENT

March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------    ---------------
             SIDNEY W. SWARTZ               Chairman of the Board,             March 28, 1996
 ........................................     President and Chief
            (SIDNEY W. SWARTZ)                Executive Officer (Principal
                                              Executive Officer)

            JEFFREY B. SWARTZ               Executive Vice President,          March 28, 1996
 ........................................     Chief Operating Officer and
           (JEFFREY B. SWARTZ)                Director

              KEITH D. MONDA                Senior Vice President-Finance      March 28, 1996
 ........................................     and Administration and Chief
             (KEITH D. MONDA)                 Financial Officer

             DENNIS W. HAGELE               Vice President-Finance and         March 28, 1996
 ........................................     Corporate Controller (Chief
            (DENNIS W. HAGELE)                Accounting Officer)

             ROBERT M. AGATE                Director                           March 28, 1996
 ........................................
            (ROBERT M. AGATE)

             JOHN F. BRENNAN                Director                           March 28, 1996
 ........................................
            (JOHN F. BRENNAN)

             ABRAHAM ZALEZNIK               Director                           March 28, 1996
 ........................................
            (ABRAHAM ZALEZNIK)

                                                                      ITEM 14(d)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Timberland Company:

     We have audited the consolidated financial statements of The Timberland Company as of December 31, 1995 and 1994 and for the three years in the period ended December 31, 1995, and have issued our report thereon dated February 7, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to security holders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Timberland Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 7, 1996

                                                                   SCHEDULE VIII

                             THE TIMBERLAND COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                              ADDITIONS
                                                      -------------------------
                                       BALANCE AT     CHARGED TO     CHARGED TO     DEDUCTIONS     BALANCE AT
                                       BEGINNING      COSTS AND        OTHER          NET OF         END OF
             DESCRIPTION               OF PERIOD       EXPENSES       ACCOUNTS      WRITE-OFFS       PERIOD
             -----------               ---------      ----------     ----------     ----------     ----------
Allowance for doubtful accounts:
Year ended
     December 31, 1995...............    $2,704         $3,697          --            $3,743         $2,658
     December 31, 1994...............     1,014          1,938          --               248          2,704
     December 31, 1993...............     1,821          1,131          --             1,938          1,014

Group insurance reserve:
Year ended
     December 31, 1995...............    $1,810         $5,467          --            $4,503         $2,774
     December 31, 1994...............     1,319          7,983          --             7,492          1,810
     December 31, 1993...............     1,401          5,752          --             5,834          1,319

        Timberland; [TIMBERLAND LOGO]; Treeline; Weathergear; [WORK LOGO]; [MILL RIVER LOGO]; More Quality Than You May Ever Need; Active Comfort Technology; ACT; Mountain to River; Toporelief; Topozoic; Boots, Shoes, Clothing, Wind, Water, Earth & Sky; Wind, Water, Earth & Sky; Elements; The Elements of Design are the Elements themselves, Wind, Water, Earth and Sky; Nothing Can Stop You; Blackridge Mountain; Blackridge Mountain Logo Design; Mill River; Mill River Logo Design; TBL 30; Timberland 1049; Trail Grip; and Tims are trademarks or registered trademarks of The Timberland Company.

Gore-Tex is a registered trademark of W.L. Gore & Associates, Inc.

                        (C) The Timberland Company 1996
                              All Rights Reserved.