Form 10-Q
period 1996-03-29
TIMBERLAND CO
filed 1996-05-13
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934
        For the quarterly period ended March 29, 1996

                                       OR

- ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ______________ to ______________

Commission File Number 1-9548
                       ------


                             THE TIMBERLAND COMPANY
             (Exact name of registrant as specified in its charter)


DELAWARE                                               02-0312554
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)



200 DOMAIN DRIVE, STRATHAM, NEW HAMPSHIRE                03885
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:             (603) 772-9500

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

On May 3, 1996, 8,339,871 shares of the registrant's Class A Common Stock were outstanding and 2,735,381 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                         Page(s)

Independent Accountants' Report                                               1

Part I Financial Information (unaudited)

       Condensed Consolidated Balance Sheets -                              2-3
         March 29, 1996 and December 31, 1995

       Condensed Consolidated Statements of Operations -                      4
         For the three months ended March 29, 1996
         and March 31, 1995

       Condensed Consolidated Statements of Cash Flows -                      5
         For the three months ended March 29, 1996 and March 31, 1995

       Notes to Condensed Consolidated Financial Statements                 6-7

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8-10


Part II Other Information                                                     11

                                                                       Form 10-Q
                                                                          Page 1




INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors of The Timberland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Timberland Company and subsidiaries as of March 29, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 29, 1996 and March 31, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Timberland Company and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated February 7, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Boston, Massachusetts


April 17, 1996

                                                                       Form 10-Q
                                                                          Page 2


Part I Financial Information


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                March 29,   December 31,
                                                                  1996          1995
                                                                ---------   ------------
Current assets
    Cash and equivalents                                        $ 32,811      $ 38,389
    Accounts receivable, net                                      96,429        95,786
    Inventories                                                  183,067       180,636
    Prepaid expenses                                              12,654        12,752
    Deferred and refundable income taxes                          11,421        10,267
                                                                --------      --------

                    Total current assets                         336,382       337,830
                                                                --------      --------

Property, plant and equipment                                     99,207        95,937
Less accumulated depreciation and amortization                   (47,181)      (43,533)
                                                                --------      --------
                    Net property, plant and equipment             52,026        52,404
                                                                --------      --------

Excess of cost over fair value of net assets
    acquired, net                                                 23,851        24,271
                                                                --------      --------

Other assets, net                                                  6,327         6,903
                                                                --------      --------

                                                                $418,586      $421,408
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

                                                                       Form 10-Q
                                                                          Page 3


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         March 29,     December 31,
                                                                           1996            1995
                                                                         ---------     ------------
Current liabilities
      Current maturities of long-term obligations                        $  7,744        $  7,733
      Accounts payable                                                     19,006          25,207
      Accrued expenses
         Payroll and related                                                8,689           7,882
         Interest and other                                                31,567          28,001
         Income taxes payable                                               1,202             892
                                                                         --------        --------

                   Total current liabilities                               68,208          69,715
                                                                         --------        --------

Long-term obligations, less current maturities                            199,264         199,454
                                                                         --------        --------
Deferred income taxes                                                      10,019          10,018
                                                                         --------        --------

Stockholders' equity
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         none issued                                                            -               -
      Class A Common Stock, $.01 par value (1 vote per share);
         30,000,000 shares authorized;  8,329,456 shares issued
         at March 29, 1996 and 8,316,554 shares at
         December 31, 1995                                                     83              83
     Class B Common Stock, $.01 par value (10 votes per share)
         convertible into Class A shares on a one-for-one basis:
         15,000,000 shares authorized;  2,735,381 shares issued
         at March 29, 1996 and  December 31, 1995                              27              27
     Additional paid-in capital                                            59,819          59,716
     Retained earnings                                                     79,206          80,181
     Cumulative translation adjustment                                      2,080           2,334
      Less treasury stock at cost, 18,369 shares at March 29,
         1996 and December 31, 1995                                          (120)           (120)
                                                                         --------        --------
                                                                          141,095         142,221
                                                                         --------        --------
                                                                         $418,586        $421,408
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

                                                                       Form 10-Q
                                                                          Page 4


                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                        For the
                                                   Three Months Ended
                                                   ------------------
                                               March 29,       March 31,
                                                 1996            1995
                                               ---------       ---------
Revenues                                       $127,684        $141,583
Cost of goods sold                               81,659          96,611
                                               --------        --------
       Gross profit                              46,025          44,972
                                               --------        --------
Operating expenses
  Selling                                        32,464          33,491
  General and administrative                     10,058          11,671
  Amortization of goodwill                          421             421
                                               --------        --------
       Total operating expenses                  42,943          45,583
                                               --------        --------
       Operating income (loss)                    3,082            (611)
                                               --------        --------
Other expense (income)
  Interest expense                                4,798           5,116
  Other, net                                       (143)         (7,210)
                                               --------        --------
       Total other expense (income)               4,655          (2,094)
                                               --------        --------
       Income (loss) before income taxes         (1,573)          1,483
                                               --------        --------
Provision (benefit) for income taxes               (598)            564
                                               --------        --------
       Net income (loss)                       $   (975)       $    919
                                               ========        ========
Earnings (loss) per share                      $   (.09)       $    .08
                                               ========        ========
Weighted average shares outstanding
      and share equivalents                      11,163          11,139
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

                                                                       Form 10-Q
                                                                          Page 5


                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                      For the
                                                                                 Three Months Ended
                                                                              -----------------------
                                                                              March 29,     March 31,
                                                                                1996           1995
                                                                              --------      ---------
Cash flows from operating activities:
   Net income (loss)                                                          $  (975)      $    919
   Adjustments to reconcile net income (loss)
       to net cash used by operating activities:
          Deferred income taxes                                                     1            250
          Depreciation and amortization                                         4,866          4,536
          Gain on distributorship transaction                                       -         (7,358)
          Increase (decrease) in cash from changes in working
             capital items, net of effects of business
             dispositions:
             Accounts receivable                                                 (866)         3,830
             Inventories                                                       (2,671)       (15,921)
             Prepaid expenses                                                      84          1,844
             Accounts payable                                                  (6,216)       (13,002)
             Accrued expenses                                                   4,494          3,326
             Income taxes                                                        (831)        (7,268)
                                                                              -------       --------
             Net cash used by operating activities                             (2,114)       (28,844)
                                                                              -------       --------

Cash flows from investing activities:
   Proceeds from distributorship transaction                                        -         24,000
   Additions to property, plant and equipment, net                             (3,491)        (3,939)
   Other, net                                                                    (125)          (574)
                                                                              -------       --------
             Net cash provided (used) by investing activities                  (3,366)        19,487
                                                                              -------       --------

Cash flows from financing activities:
   Net borrowings under short-term credit facilities                                -          4,371
   Proceeds from long-term obligations                                              -            525
   Payments on long-term debt and capital lease obligations                      (179)          (322)
   Issuance of common stock                                                       103            146
                                                                              -------       --------
             Net cash provided (used) by financing activities                     (76)         4,720
                                                                              -------       --------

Effect of exchange rate changes on cash                                           (22)           293
                                                                              -------       --------
Net decrease in cash and equivalents                                           (5,578)        (4,344)
Cash and equivalents at beginning of period                                    38,389          6,381
                                                                              -------       --------

Cash and equivalents at end of period                                         $32,811       $  2,037
                                                                              =======       ========

Supplemental disclosures of cash flow information:
   Interest paid                                                              $   304       $    792
   Income taxes paid                                                              245          7,582


     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consisted of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         Certain prior period amounts have been reclassified for consistent presentation with the current period presentation.

2. The results of operations for the three months ended March 29, 1996 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenues have been more heavily weighted to the second half of the year.

3. The 1995 first quarter results include a pre-tax gain of $7.4 million, or $0.41 per share, from the Company's appointment in January 1995 of Inchape plc as exclusive distributor of Timberland[Registered trademark] products in the Asia/Pacific region, and the related sale of Timberland's Australian and New Zealand subsidiaries.

4.       Inventories consist of the following (in thousands):


                                         March 29, 1996        December 31, 1995
                                         --------------        -----------------
                  Raw materials              $ 10,564               $ 10,374
                  Work-in-process               4,433                  5,494
                  Finished goods              168,070                164,768
                                             --------               --------
                                             $183,067               $180,636
                                             ========               ========

5.       New Accounting Pronouncements

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived assets and for Long-lived Assets to Be Disposed Of", effective January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adopting SFAS No. 121 had no material effect on the Company's consolidated financial statements.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which was adopted by the Company effective January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the 1996 annual consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 7


                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



6.       Legal Proceedings

         The Company is involved in various litigation and legal matters which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial statements.

         The Company and two of its officers and directors have been named as defendants in two actions filed in the United States District Court for the District of New Hampshire, one filed by Jerrold Schaffer on December 12, 1994, and the other filed by Gershon Kreuser on January 4, 1995. On April 24, 1995, the District Court granted plaintiffs' motion, assented to by defendants, to consolidate the two actions. On June 23, 1995, plaintiffs filed a consolidated amended complaint (the "Amended Complaint") with the District Court. The Amended Complaint alleges that defendants violated federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements in 1994. Specifically, the Amended Complaint alleges that such statements and omissions had the effect of artificially inflating the market price for the Company's Class A Common Stock until the disclosure by the Company on December 9, 1994 of its expectation that results for the fourth quarter were not likely to meet analysts' anticipated levels. Damages are unspecified. On March 18, 1996, the Court denied defendants' motion to dismiss the Amended Complaint. On March 19, 1996, the Court granted plaintiffs' motion for class certification for all purchasers of the Company's Class A Common Stock between May 12, 1994 and December 9, 1994. Management believes this action is without merit and intends to defend it vigorously. Accordingly, at this time, management does not expect the outcome of such litigation to have a material adverse effect on the Company's consolidated financial statements.

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

                                                             For the
                                                         Three Months Ended
                                                     March 29,       March 31,
                                                       1996            1995
                                                     ---------       ---------
Revenues                                               100.0 %        100.0 %
Cost of goods sold                                      64.0           68.2
                                                       -----          -----
       Gross profit                                     36.0           31.8
                                                       -----          -----
Operating expenses
  Selling                                               25.4           23.7
  General and administrative                             7.9            8.2
  Amortization of goodwill                                .3             .3
                                                       -----          -----
       Total operating expenses                         33.6           32.2
                                                       -----          -----

       Operating income (loss)                           2.4            (.4)
                                                       -----          -----


Other expense (income)
  Interest expense                                       3.8            3.6
  Other, net                                             (.1)          (5.1)
                                                       -----          -----

       Total other expense (income)                      3.7           (1.5)
                                                       -----          -----

       Income (loss) before income taxes                (1.3)           1.0

Provision (benefit) for income taxes                     (.5)            .4
                                                       -----          -----

      Net income (loss)                                  (.8)%           .7 %
                                                       =====          =====



Note:  Percentages may not add due to rounding.

                                                                       Form 10-Q
                                                                          Page 9

First Quarter 1996  Compared with First Quarter 1995

Revenues for the first quarter of 1996 were $127.7 million, a decrease of 9.8% compared to the $141.6 million reported in first quarter of 1995.

The revenue decrease reflected a decline of 24.7% in domestic revenue, primarily as a result of fewer wholesale footwear unit sales, compared to the first quarter of 1995. The revenue decline was primarily attributable to a continued difficult retail environment and insufficient new product introductions for the current season. A substantial portion of the footwear unit sales decline was in performance sandal sales volume, in line with the rest of the industry, and in women's footwear sales volume, as styles have become more femine compared to the first quarter of 1995. The performance sandal decline and women's footwear decline accounted for approximately 50% and 30% of the total unit sales decline, respectively. The third factor behind the unit sales differential is that last year the Company initiated programs to encourage accounts to take boots in the first quarter rather than later in the year; no such programs were undertaken in 1996. The absence of these programs in the first quarter of 1996 accounted for almost 20% of the decline in the domestic footwear unit sales over last year's first quarter.

International revenues for the first quarter of 1996 were $56.4 million, an increase of $9.5 million, or 20.2%, over the comparable prior year period, and comprised 44.2% of total first quarter 1996 revenues, up from 33.2% in the first quarter of 1995. The majority of the revenue increase was driven by our operations in Italy and the U.K., and by sales to international distributors.

Footwear revenues decreased $11.9 million, or 11.3%, in the first quarter of 1996, compared to the same period in 1995 primarily as a result of fewer unit sales. Revenues attributable to apparel and accessories decreased $2.7 million, or 10.4% in the first quarter of 1996 compared to the same period in 1995 due to fewer unit sales. Retail revenues for the first quarter of 1996 were $23.3 million, representing 18.3% of total revenues in the current quarter, compared to 12.0% in the first quarter of 1995.

Gross profit as a percentage of revenues for the first quarter of 1996 was 36.0%, compared to 31.8% for the first quarter of 1995. The improvement in gross margin is due primarily to sales mix, with higher margin retail and international revenues representing a larger portion of revenues, and to better utilization of factory outlets in selling excess, out of season, and factory defect products.

Operating expenses were $42.9 million in the first quarter of 1996, down 5.8% from the $45.6 million reported in the first quarter of 1995. Operating expenses as a percentage of revenues in the first quarter of 1996 were 33.6%, compared with 32.2% in the first quarter of 1995. The dollar decrease compared to the prior year period was primarily attributable to reductions in general and administrative expense and in selling expense due to fewer unit sales.

Interest expense for the first quarter of 1996 decreased by $.3 million to $4.8 million from the comparable period in 1995, due to a reduction in long-term debt and the absence of short-term borrowings during the first quarter of 1996.

For the first quarter of 1995, other expense (income) included a non-recurring pre-tax gain of $7.4 million, or $0.41 per share, resulting from the Company's appointment on January 26, 1995 of Inchcape plc as the exclusive distributor of Timberland products throughout most of the Asia/Pacific region. The agreement included Inchcape's acquisition of the Company's Australian and New Zealand subsidiaries and future consideration provided to Inchcape for a total sum of $24 million.


LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations during the first quarter of 1996 amounted to $2.1 million, compared to $28.8 million used during the same period in 1995. The improvement in net cash used by operations was primarily due to managing inventories to a lower level than last year. Although accounts receivable have increased $.6 million from year end 1995, days sales outstanding decreased to 68 days at March 29, 1996 days from 78 days at March 31, 1995. Inventories increased $2.4 million from December 31, 1995 and decline $46.2 million, or 20.2% from March 31, 1995. Inventory turns were 1.7 times for the first quarter of 1996, the same as in the first quarter of 1995.

                                                                       Form 10-Q
                                                                         Page 10

During the first three months of 1996, $3.4 million of cash was used in investing activities compared to $19.5 million being provided in the same period in 1995, due primarily to $24 million of cash proceeds received from the agreement with Inchcape plc. Capital expenditures for the first quarter of 1996 of $3.5 million, compared to $3.9 million for the same period in 1995. During the first quarter of 1996, $.1 million of cash was used by financing activities compared to $4.7 million of cash provided in the first quarter of 1995. Short term borrowings accounted for $4.4 million of the cash provided by financing activities in 1995.

The Company uses unsecured revolving and committed lines of credit as the primary sources of financing for its seasonal and other working capital requirements. The Company did not draw on its seasonal bank lines of credit during the first quarter of 1996 and does not expect to utilize its available bank lines of credit until well into the second quarter of 1996, when the Company intends to build inventory for the fall season. The Company's debt to capital ratio was 59.5% at March 29, 1996, compared to 59.3% at December 31, 1995 and 61.4% at March 31, 1995.

Management believes that the Company's capital needs for 1996 will be met through its existing credit facilities and cash flows from operations without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K for the year ended December 31, 1995, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995", several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availibility and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

                                                                       Form 10-Q
                                                                         Page 11

Part II Other Information

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


                                                     The Timberland Company
                                                     (Registrant)




Date: May 13, 1996                                   Keith D. Monda
                                                     ---------------------------
                                                     Keith D. Monda
                                                     Senior Vice President -
                                                     Finance and Administration
                                                     and Chief Financial Officer



Date: May 13, 1996                                   Dennis W. Hagele
                                                     ---------------------------
                                                     Dennis W. Hagele
                                                     Vice President Finance
                                                     and Corporate Controller
                                                     (Chief Accounting Officer)