Form 10-Q
period 1996-06-28
TIMBERLAND CO
filed 1996-08-13
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 28, 1996

                                       OR

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

On August 2, 1996 8,346,073 shares of the registrant's Class A Common Stock were outstanding and 2,734,451 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                    Page(s)
                                                                    -------
Independent Accountants' Review Report                                   1

Part I Financial Information (unaudited)

       Condensed Consolidated Balance Sheets -                         2-3
         June 28, 1996 and December 31, 1995

       Condensed Consolidated Statements of Operations -                 4
         For the three and six months ended June 28, 1996
         and June 30, 1995

       Condensed Consolidated Statements of Cash Flows -                 5
         For the six months ended June 28, 1996 and
         June 30, 1995

       Notes to Condensed Consolidated Financial Statements            6-8

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9-12


Part II Other Information                                            13-14

                                                                       Form 10-Q
                                                                          Page 1


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors of The Timberland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Timberland Company and subsidiaries as of June 28, 1996, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 28, 1996 and June 30, 1995, and the related Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 28, 1996 and June 30, 1995. These financial statements are the responsibility of the Company's management.

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


July 17, 1996

                                                                       Form 10-Q
                                                                          Page 2


Part I Financial Information


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                      June 28,       December 31,
                                                                                        1996             1995
                                                                                     ---------       ------------
Current assets
    Cash and equivalents                                                             $  19,937        $  38,389
    Accounts receivable, net                                                            87,251           95,786
    Inventories                                                                        209,018          180,636
    Prepaid expenses                                                                    11,748           12,752
    Deferred and refundable income taxes                                                11,282           10,267
                                                                                     ---------        ---------
                    Total current assets                                               339,236          337,830
                                                                                     ---------        ---------

Property, plant and equipment                                                           99,523           95,937
  Less accumulated depreciation and amortization                                       (49,560)         (43,533)
                                                                                     ---------        ---------
                    Net property, plant and equipment                                   49,963           52,404
                                                                                     ---------        ---------

Excess of cost over fair value of net assets
    acquired, net                                                                       23,429           24,271
                                                                                     ---------        ---------

Other assets, net                                                                        5,445            6,903
                                                                                     ---------        ---------

                                                                                     $ 418,073        $ 421,408
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

                                                                       Form 10-Q
                                                                          Page 3


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                      June 28,       December 31,
                                                                                        1996             1995
                                                                                     ---------       ------------
Current liabilities
      Current maturities of long-term obligations                                    $   7,755        $   7,733
      Accounts payable                                                                  29,718           25,207
      Accrued expenses
         Payroll and related                                                             9,305            7,882
         Interest and other                                                             26,409           28,001
         Income taxes payable                                                            1,081              892
                                                                                     ---------        ---------
                   Total current liabilities                                            74,268           69,715
                                                                                     ---------        ---------
Long-term obligations, less current maturities                                         199,071          199,454
                                                                                     ---------        ---------
Deferred income taxes                                                                   10,019           10,018
                                                                                     ---------        ---------
Stockholders' equity
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         none issued                                                                      --               --
      Class A Common Stock, $.01 par value (1 vote per share);
         30,000,000 shares authorized;  8,364,457 shares issued
         at June 28, 1996 and 8,316,554 shares at
         December 31, 1995                                                                  84               83
     Class B Common Stock, $.01 par value (10 votes per share);
         Convertible into Class A shares on a one-for-one basis; 15,000,000 shares authorized; 2,734,451 shares issued at June 28, 1996 and
         2,735,381 shares at December 31, 1995                                              27               27
     Additional paid-in capital                                                         60,341           59,716
     Retained earnings                                                                  72,326           80,181
      Cumulative translation adjustment                                                  2,057            2,334
      Less treasury stock at cost, 18,369 shares at June 28,
         1996 and December 31, 1995                                                       (120)            (120)
                                                                                       134,715          142,221
                                                                                     ---------        ---------
                                                                                     $ 418,073        $ 421,408
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

                                                                       Form 10-Q
                                                                          Page 4

                             THE TIMBERLAND COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                        For the                  For the
                                                  Three Months Ended         Six Months Ended
                                                ----------------------    ----------------------
                                                 June 28,     June 30,     June 28,     June 30,
                                                   1996         1995         1996         1995
                                                ---------    ---------    ---------    ---------
Revenues                                        $ 113,648    $ 125,143    $ 241,332    $ 266,726
Cost of goods sold                                 73,567       89,064      155,226      185,675
                                                ---------    ---------    ---------    ---------

                Gross profit                       40,081       36,079       86,106       81,051
                                                ---------    ---------    ---------    ---------

Operating expenses
        Selling                                    33,753       34,312       66,217       67,803
        General and administrative                 11,529       12,053       21,587       23,724
        Amortization of goodwill                      421          421          842          842
        Restructuring charge                          --        16,000          --        16,000
                                                ---------    ---------    ---------    ---------
               Total operating expenses            45,703       62,786       88,646      108,369
                                                ---------    ---------    ---------    ---------

               Operating loss                      (5,622)     (26,707)      (2,540)     (27,318)
                                                ---------    ---------    ---------    ---------

Other expense (income)
        Interest expense                            5,489        5,725       10,287       10,841
        Other, net                                   (216)         441         (359)      (6,769)
                                                ---------    ---------    ---------    ---------

               Total other expense                  5,273        6,166        9,928        4,072
                                                ---------    ---------    ---------    ---------

               Loss before income taxes           (10,895)     (32,873)     (12,468)     (31,390)
                                                ---------    ---------    ---------    ---------

Benefit for income taxes                           (4,015)     (12,492)      (4,613)     (11,928)
                                                ---------    ---------    ---------    ---------

               Net loss                         $  (6,880)   $ (20,381)   $  (7,855)   $ (19,462)
                                                =========    =========    =========    =========

Loss per share                                  $    (.61)   $   (1.83)   $    (.70)   $   (1.75)
                                                =========    =========    =========    =========

Weighted average shares outstanding and share
    equivalents                                    11,225       11,120       11,194       11,130
                                                =========    =========    =========    =========


    See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                               (Unaudited)

                                                                          For the
                                                                      Six Months Ended
                                                                   ---------------------
                                                                    June 28,    June 30,
                                                                      1996        1995
                                                                   ---------   ---------
Cash flows from operating activities:
   Net loss                                                        $ (7,855)   $(19,462)
   Adjustments to reconcile net loss
       to net cash used in operating activities:
          Deferred income taxes                                           1         250
          Depreciation and amortization                              10,394       8,629
          Gain on distributorship transaction                          --        (7,358)
          Restructuring charge                                         --         9,914
          Gain on sale of equipment                                    --          (127)
          Increase (decrease) in cash from changes in working
            capital items, net of effects of business
            dispositions:
            Accounts receivable                                       8,072      12,700
            Inventories                                             (28,521)    (52,034)
            Prepaid expenses                                          1,330       2,494
            Accounts payable                                          4,427      (1,554)
            Accrued expenses                                             (5)      3,015
            Income taxes                                               (829)    (19,923)
                                                                   --------    --------
            Net cash used in operating activities                   (12,986)    (63,456)
                                                                   --------    --------

Cash flows from investing activities:
   Proceeds from distributorship transaction                            681      24,000
   Proceeds from sale of equipment                                     --         1,756
   Additions to property, plant and equipment, net                   (6,410)     (7,903)
   Other, net                                                           189      (1,267)
                                                                   --------    --------
             Net cash provided by (used) in investing activities     (5,540)     16,586
                                                                   --------    --------

Cash flows from financing activities:
   Net borrowings under short-term credit facilities                   --        42,470
   Proceeds from long-term obligations                                 --           525
   Payments on long-term debt and capital lease obligations            (361)       (692)
   Issuance of common stock                                             626         668
                                                                   --------    --------
             Net cash provided by financing activities                  265      42,971
                                                                   --------    --------

Effect of exchange rate changes on cash                                (191)        364
Net decrease in cash and equivalents                                (18,452)     (3,535)
Cash and equivalents at beginning of period                          38,389       6,381
                                                                   --------    --------
Cash and equivalents at end of period                              $ 19,937    $  2,846
                                                                   ========    ========

Supplemental disclosures of cash flow information:
   Interest paid                                                   $  9,331    $ 10,518
   Income tax (refund) paid                                          (3,788)      7,744

     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6
                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (Dollars in thousands except per share data)

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

2. The results of operations for the six months ended June 28, 1996 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenues have been more heavily weighted to the second half of the year.

3.       Inventories consist of the following

                                                 June 28, 1996     December 31, 1995
                                                 -------------     -----------------
                 Raw materials                      $ 12,714            $ 10,374
                 Work-in-process                       5,321               5,494
                 Finished goods                      190,983             164,768
                                                    --------            --------
                                                    $209,018            $180,636
                                                    ========            ========

4.       Indebtedness

         On June 21, 1996, the Company entered into a new unsecured committed revolving credit agreement (the "Agreement"), with a group of banks. The Agreement, which replaced the Company's existing revolving credit facility, provides for up to $80,000 in letters of credit under an overall $100,000 committed facility expiring on June 21, 1998. Under the terms of the Agreement, the Company may borrow at interest rates based upon the lenders' cost of funds. The Agreement provides for a facility fee of 3/8% per annum on the full commitment, places limitations on the payment of dividends and the incurrence of additional debt, and also contains certain other financial and operating covenants.

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

6.       Restructuring Charge

         During the second quarter of 1995, the Company closed its manufacturing facilities in Boone, North Carolina and Mountain City, Tennessee, reduced its manufacturing operations in the Dominican Republic and downsized its corporate office work force due to a reorganized management structure. These actions resulted in a one-time pre-tax charge of $16,000. The Company has two remaining manufacturing facilities: one in Puerto Rico and one in the Dominican Republic. All other product is sourced by the Company from third-party contract manufacturers.

         Of the total charge for restructuring, $9,914 related to anticipated losses associated with the disposal of assets and is a non-cash item, $3,891 related to payments for contractual lease obligations and expenditures to close idle facilities, and $2,195 relates to payments for severance and other employee liabilities.

         The Company has substantially completed these restructuring actions, with the exception of the sale of certain manufacturing equipment which is expected to occur by the end of 1996. At June 28, 1996, these assets amounted to $1,414 and are included in property, plant and equipment. Cash expenditures related to the restructuring plan of $5,400 have been incurred as of June 28, 1996. The Company has funded the restructuring plan from internal sources and available borrowing capacity.

7.       Other Income

         The first half results of 1995 include a pre-tax gain of $7,358 from the Company's appointment in January 1995 of Inchcape plc as exclusive distributor of Timberland(R) products in the Asia/Pacific region, and the related sale of Timberland's Australian and New Zealand subsidiaries.

                                                                       Form 10-Q
                                                                          Page 8

                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.       Legal Proceedings

         The Company is involved in various litigation and legal matters which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial statements.

         The Company and two of its officers and directors have been named as defendants in two actions filed in the United States District Court for the District of New Hampshire, one filed by Jerrold Schaffer on December 12, 1994, and the other filed by Gershon Kreuser on January 4, 1995. On April 24, 1995, the District court granted plaintiffs' motion, assented to by defendants, to consolidate the two actions. On June 23, 1995, plaintiffs filed a consolidated amended complaint (the "Amended Complaint") with the District Court. The Amended Complaint alleges that defendants violated federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements in 1994. Specifically, the Amended Complaint alleges that such statements and omissions had the effect of artificially inflating the market price for the Company's Class A Common Stock until the disclosure by the Company on December 9, 1994 of its expectation that results for the fourth quarter were not likely to meet analysts' anticipated levels. Damages are unspecified. On March 18, 1996, the District Court denied defendants' motion to dismiss the Amended Complaint. On March 19, 1996, the District Court granted plaintiffs' motion for class certification for all purchasers of the Company's Class A Common Stock between May 12, 1994 and December 9, 1994. Management believes this action is without merit and intends to defend it vigorously. Accordingly, at this time, management does not expect the outcome of such litigation to have a material adverse effect on the Company's consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 9

                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


RESULTS OF OPERATIONS

The following table sets forth selected items in the Company's consolidated statements of operations as percentages of revenues for the periods indicated.

                                                          For the                                    For the
                                                     Three Months Ended                         Six Months Ended
                                              ------------------------------------         ---------------------------
                                                 June 28,            June 30,               June 28,        June 30,
                                                   1996                1995                   1996            1995
                                              ----------------    ----------------         ----------    -------------
Revenues                                           100.0%             100.0%                  100.0%         100.0%
Cost of goods sold                                  64.7               71.2                    64.3           69.6
                                                   -----              -----                   -----          -----

       Gross profit                                 35.3               28.8                    35.7           30.4
                                                   -----              -----                   -----          -----

Operating expenses
  Selling                                           29.7               27.4                    27.4           25.4
  General and administrative                        10.1                9.6                     8.9            8.9
  Amortization of goodwill                            .4                 .3                      .3             .3
  Restructuring charge                               --                12.8                     --             6.0
                                                   -----              -----                   -----          -----
       Total operating expenses                     40.2               50.2                    36.7           40.6
                                                   -----              -----                   -----          -----

       Operating loss                               (4.9)             (21.3)                   (1.1)         (10.2)
                                                   -----              -----                   -----          -----


Other expense (income)
  Interest expense                                   4.8                4.6                     4.3            4.1
  Other, net                                         (.2)                .4                     (.1)          (2.5)
                                                   -----              -----                   -----          -----
       Total other expense                           4.6                4.9                     4.1            1.5
                                                   -----              -----                   -----          -----

       Loss before income taxes                     (9.6)             (26.3)                   (5.2)         (11.8)

Benefit for income taxes                            (3.5)             (10.0)                   (1.9)          (4.5)
                                                   -----              -----                   -----          -----

      Net loss                                      (6.1)%            (16.3)%                  (3.3)%         (7.3)%
                                                   =====              =====                   =====          =====


Note:  Percentages may not add due to rounding.

                                                                       Form 10-Q
                                                                         Page 10

Second Quarter 1996 Compared with Second Quarter 1995

Revenues for the second quarter of 1996 were $113.6 million, a decrease of 9.2% compared to the $125.1 million reported in the second quarter of 1995.

Domestic revenues for the second quarter of 1996 were $79.9 million, a decline of $14.7 million, or 15.5%, from the same period in 1995. Most of the decline is a result of demand softening in the Company's domestic wholesale footwear business, where unit sales of performance sandals and women's footwear were down, and an insufficient number of successful new products were introduced. In addition, $4.2 million of the decline is attributable to a non-recurring licensing fee received in the second quarter of last year.

International revenues for the second quarter of 1996 were $33.7 million, an increase of $3.2 million, or 10.5%, over the comparable prior year period. International revenues comprised 29.7% of total second quarter 1996 revenues, up from 24.4% in the second quarter of 1995. Most of the growth occurred in Italy, where revenues nearly doubled as compared to the second quarter of last year, due in part to the addition of 12 franchised stores which opened in the second half of 1995 and during 1996. Revenues also increased in the U.K.

Footwear revenues decreased $5.0 million, or 5.4%, in the second quarter of 1996, compared to the same period in 1995 primarily as a result of fewer unit sales. Revenues attributable to apparel and accessories decreased $3.8 million, or 13.2%, in the second quarter of 1996 compared to the same period in 1995, due primarily to fewer unit sales. Retail revenues for the second quarter of 1996 were $27.1 million, representing 23.9% of total revenues in the second quarter of 1996 compared to 18.6% in the second quarter of 1995. At June 28, 1996, there were 30 specialty stores and 35 factory outlet stores owned and operated by Timberland compared to 26 specialty stores and 27 factory outlet stores at June 30, 1995.

Gross profit as a percentage of revenue for the second quarter of 1996 was 35.3%, up 6.5 points compared to 28.8% for the second quarter of 1995. The improvement was achieved in all business units, particularly in domestic footwear, which benefited from cost reductions, lower levels of returns and allowances, and a better sales mix.

Operating expenses were $45.7 million in the second quarter of 1996, down 2.3% from the $46.8 million reported in the second quarter of 1995 (exclusive of a one-time $16.0 million pre-tax manufacturing restructuring charge). The $1.1 million decrease compared to the prior year period was primarily attributable to reductions in selling expense, due to fewer unit sales, and in general and administrative expenses.

During the second quarter of 1995, the Company closed its manufacturing facilities in Boone, North Carolina and Mountain City, Tennessee, reduced its manufacturing operations in the Dominican Republic and downsized its corporate office workforce due to a reorganized management structure. These actions resulted in a one-time pre-tax charge of $16.0 million and the elimination of approximately 1,800 positions. The Company has two remaining manufacturing facilities: one in Puerto Rico and one in the Dominican Republic. All other product is sourced by the Company from third-party manufacturers.

Of the total charge for restructuring in 1995, $9.9 million related to anticipated losses associated with the disposal of assets and is a non-cash item, $3.9 million related to payments for contractual lease obligations and expenditures to close idle facilities, and $2.2 million relates to payments for severance and other employee liabilities.

                                                                       Form 10-Q
                                                                         Page 11



The Company has substantially completed these restructuring actions with the exception of the sale of certain manufacturing equipment which is expected to occur by the end of 1996. Cash expenditures related to the restructuring plan of $5.4 million have been incurred as of June 28, 1996. The Company has funded the cost of the restructuring plan from internal sources and available borrowing capacity.

Interest expense for the second quarter of 1996 decreased by $.2 million to $5.5 million from the comparable period in 1995. The decrease is due to a reduction in long-term debt and the absence of short-term borrowings during the second quarter of 1996.

Six Months ended June 28, 1996 Compared with Six Months ended June 30, 1995

Revenues for the first six months of 1996 were $241.3 million, a decrease of 9.5% from the $266.7 million for the comparable period in 1995. Revenues for the first six months of 1995 include a $4.2 million non-recurring licensing fee received in connection with a licensing agreement.

Gross profit as a percentage of revenues for the first six months of 1996 was 35.7%, compared to 30.4% for the comparable period in 1995. The improvement is attributable to the same factors cited for the percentage increase in the second quarter of 1996 compared to the second quarter of 1995.

Operating expenses for the first half of 1996 decreased $3.8 million to $88.6 million from $92.4 million (exclusive of a one-time pre-tax manufacturing restructuring charge) for the comparable period in 1995. The dollar decrease compared to prior year was primarily attributable to a reduction in selling expense, due to fewer unit sales, and in general and administrative expenses.

Interest expense for the first six months of 1996 was $10.3 million, a decrease of $.5 million from the comparable period in 1995, due to a reduction in long-term debt and the absence of short-term borrowings during the first half of 1996.

For the first six months of 1995, other expense (income) includes a non-recurring pre-tax gain of $7.4 million, or $0.41 per share, resulting from the Company's appointment on January 26, 1995 of Inchcape plc as the exclusive distributor of Timberland(R) products throughout most of the Asia/Pacific region. The agreement included Inchcape's acquisition of the Company's Australian and New Zealand subsidiaries and future consideration provided to Inchcape for a total sum of $24 million.

The effective tax rate for the first six months of 1996 was 37%, compared to a rate of 38% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations during the first six months of 1996 amounted to $13.0 million, compared to $63.5 million used during the same period in 1995. Accounts receivable declined $8.5 million from year end 1995, and wholesale days sales outstanding decreased to 84 days at June 28, 1996 from 93 days at June 30,1995. Inventories were $209.0 million at June 28, 1996, a $55.9 million, or 21.1% decline from June 30, 1995. Inventory turns were 1.5 times for the second quarter of 1996, compared to 1.4 times for the second quarter of 1995.

                                                                       Form 10-Q
                                                                         Page 12

During the first six months of 1996, $5.5 million of cash was used in investing activities compared to $16.6 million being provided in the same period in 1995, due primarily to $24 million of cash proceeds received from the agreement with Inchcape plc. Capital expenditures for the first six months of 1996 were $5.7 million, compared to $7.9 million for the same period in 1995. During the first six months of 1996, $.3 million of cash was provided by financing activities compared to $43.0 million of cash provided in the second quarter of 1995. Short-term borrowings accounted for $42.5 million of the cash provided by financing activities for the first six months of 1995.

The Company uses unsecured revolving and committed lines of credit as the primary sources of financing for its seasonal and other working capital requirements. The Company did not draw on its seasonal bank lines of credit during the first six months of 1996. The Company expects to utilize its short-term bank lines in the third quarter for seasonal working capital requirements. On June 21, 1996, the Company entered into a new unsecured committed revolving credit agreement (the "Agreement"), with a group of banks. The Agreement, which replaced the Company's existing revolving credit facility, provides for up to $80 million in letters of credit under an overall $100 million committed facility expiring on June 21, 1998. Under the terms of the Agreement, the Company may borrow at interest rates based upon the lender's cost of funds. The Agreement provides for a facility fee of 3/8% per annum on the full commitment, places limitations on the payment of dividends and the incurrence of additional debt, and also contains certain other financial and operating covenants. The Company's debt to capital ratio was 60.6% at June 28, 1996, compared to 59.3% at December 31, 1995 and 67.8% at June 30, 1995.

Management believes that the Company's capital needs for 1996 will be met through its existing credit facilities and cash flows from operations without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K for the year ended December 31, 1995, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995", several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

                                                                       Form 10-Q
                                                                         Page 13

Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.
         (a) The Company held its Annual Meeting of Stockholders on May 16,
             1996.


         (b) At such Annual Meeting proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

                                         Total Votes for Each     Total Votes Withheld
             Nominee                           Director            from Each Director
             -------                     --------------------     --------------------
             John F. Brennan                   7,168,271                42,637
             Abraham Zaleznik                  6,698,952               511,956

             The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors;

                                         Total Votes for Each     Total Votes Withheld
             Nominee                           Director            from Each Director
             -------                     --------------------     --------------------
             Robert M. Agate                  34,511,831                43,587
             Ian W. Diery                     34,511,231                44,187
             John A. Fitzsimmons              34,511,931                43,487
             Jeffrey B. Swartz                34,508,649                46,769
             Sidney W. Swartz                 34,510,631                44,787

         There were no abstentions or broker non-votes with respect to the election of the director nominees.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               Exhibit             Description
               -------             -----------

               10.10(d) Amendment No. 3 dated as of June 21, 1996 to Note Agreements

               10.12(d) Amendment No. 3 dated as of June 21, 1996 to Note Agreements

               10.13(a) Credit Agreement dated as of June 21, 1996 among The Timberland Company, certain banks listed therein and Morgan Guaranty Trust Company of New York, as Agent

               10.14(d) Amendment No. 3 dated as of June 21, 1996 to Note Agreements

               27                  Financial Data Schedule

         (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the period covered by this report.

                                                                       Form 10-Q
                                                                         Page 14




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            The Timberland Company
                                            -------------------------
                                            (Registrant)




Date: August 12, 1996                       /s/ Keith D. Monda
      ---------------                       ------------------
                                            Keith D. Monda
                                            Senior Vice President -
                                            Finance and Administration
                                            and Chief Financial Officer



Date: August 12, 1996                       /s/ Dennis W. Hagele
      ---------------                       --------------------
                                            Dennis W. Hagele
                                            Vice President Finance
                                            and Corporate Controller
                                            (Chief Accounting Officer)