Form 10-Q
period 1996-09-27
TIMBERLAND CO
filed 1996-11-08
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended September 27, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
     For the transition period from _____________ to _____________

Commission File Number 1-9548
                       ------


                             The Timberland Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                               02-0312554
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)



200 Domain Drive, Stratham, New Hampshire                              03885
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

On November 1, 1996, 8,377,762 shares of the registrant's Class A Common Stock were outstanding and 2,734,451 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                         Page(s)
                                                                         -------

Independent Accountants' Report                                            1

Part I Financial Information (unaudited)
----------------------------

     Consolidated Balance Sheets -                                        2-3
       September 27, 1996 and December 31, 1995

     Consolidated Statements of Operations -                               4
       For the three and nine months ended September 27, 1996
       and September 29, 1995

     Consolidated Statements of Cash Flows -                               5
       For the nine months ended September 27, 1996 and September 29, 1995

     Notes to Consolidated Financial Statements                           6-8

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                9-12


Part II Other Information                                                 13
-------------------------

                                                                      Form 10-Q
                                                                         Page 1




INDEPENDENT ACCOUNTANTS' REPORT
--------------------------------------


To the Stockholders and Board of Directors of The Timberland Company:


We have reviewed the accompanying consolidated balance sheet of The Timberland Company and subsidiaries as of September 27, 1996, and the related consolidated statements of operations for the three-month and nine-month periods ended September 27, 1996 and September 29, 1995, and the related consolidated statements of cash flows for the nine-month periods ended September 27, 1996 and September 29, 1995. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Timberland Company and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated February 7, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.



Deloitte & Touche LLP
Boston, Massachusetts


October 16, 1996

                                                                      Form 10-Q
                                                                         Page 2


Part I Financial Information
----------------------------


                             THE TIMBERLAND COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                  September 27,     December 31,
                                                     1996              1995
                                                  -------------     ------------
Current assets
    Cash and equivalents                           $ 18,676          $ 38,389
    Accounts receivable, net of allowance
      for doubtful accounts of $3,870 at
      September 27, 1996 and $2,658 at
      December 31, 1995                             152,658            95,786
    Inventories                                     192,753           180,636
    Prepaid expenses                                 10,466            12,752
    Deferred and refundable income taxes              9,405            10,267
                                                   --------          --------

          Total current assets                      383,958           337,830
                                                   --------          --------

Property, plant and equipment                       103,930            95,937
  Less accumulated depreciation and amortization    (56,312)          (43,533)
                                                   --------          --------
          Net property, plant and equipment          47,618            52,404
                                                   --------          --------
Excess of cost over fair value of net assets
    acquired, net                                    23,008            24,271
                                                   --------          --------

Other assets, net                                     5,404             6,903
                                                   --------          --------

                                                   $459,988          $421,408
                                                   ========          ========




          See accompanying notes to consolidated financial statements.

                                                                      Form 10-Q
                                                                         Page 3


                             THE TIMBERLAND COMPANY

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                           September 27,  December 31,
                                                               1996           1995
                                                           -------------  ------------

  Current liabilities
  Current maturities of long-term obligations                $  7,767       $  7,733
  Accounts payable                                             30,179         25,207
  Accrued expenses
   Payroll and related                                         12,502          7,882
   Interest and other                                          41,193         28,001
   Income taxes payable                                         7,543            892
                                                             --------       --------
          Total current liabilities                            99,184         69,715
                                                             --------       --------

Long-term obligations, less current maturities                198,875        199,454
                                                             --------       --------
Deferred income taxes                                          10,019         10,018
                                                             --------       --------
Stockholders' equity
   Preferred stock, $.01 par value; 2,000,000
     shares authorized; none issued                                --             --
   Class A Common Stock, $.01 par value (1 vote
     per share); 30,000,000 shares authorized;
     8,374,442 shares issued at September 27,
     1996 and 8,316,554 shares at December 31, 1995                84             83
   Class B Common Stock, $.01 par value (10 votes
     per share); convertible into Class A shares on
     a one-for-one basis; 15,000,000 shares authorized;
     2,734,451 shares issued at September 27, 1996 and
     2,735,381 shares at December 31, 1995                         27             27
   Additional paid-in capital                                  60,454         59,716
   Retained earnings                                           89,227         80,181
   Cumulative translation adjustment                            2,238          2,334
   Less treasury stock at cost; 18,369 shares at
     September 27, 1996 and December 31, 1995                    (120)          (120)
                                                             --------       --------
                                                              151,910        142,221
                                                             --------       --------
                                                             $459,988       $421,408
                                                             ========       ========



          See accompanying notes to consolidated financial statements.

                                                                      Form 10-Q
                                                                         Page 4


                        THE TIMBERLAND COMPANY

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Amounts in thousands, except per share data)
                                            (Unaudited)

                                                   For the                      For the
                                              Three Months Ended           Nine Months Ended
                                            ----------------------       -----------------------
                                            Sept. 27,    Sept. 29,       Sept.27,      Sept. 29,
                                              1996          1995           1996           1995
                                            --------      --------       --------       --------

Revenues                                    $227,547      $212,597       $468,879       $479,323

Cost of goods sold                           144,246       149,041        299,472        334,716
                                            --------      --------       --------       --------

                Gross profit                  83,301        63,556        169,407        144,607
                                            --------      --------       --------       --------

Operating expenses
   Selling                                    40,357        38,251        106,574        106,054
   General and administrative                 11,250        11,266         32,837         34,990
   Amortization of goodwill                      421           422          1,263          1,264
   Restructuring charge                           --            --             --         16,000
                                            --------      --------       --------       --------
      Total operating expenses                52,028        49,939        140,674        158,308
                                            --------      --------       --------       --------
      Operating income (loss)                 31,273        13,617         28,733        (13,701)
                                            --------      --------       --------       --------
Other expense (income)
   Interest expense                            4,856         6,459         15,143         17,300
   Other, net                                    243        (4,243)          (116)       (11,012)
                                            --------      --------       --------       --------

      Total other expense                      5,099         2,216         15,027          6,288
                                            --------      --------       --------       --------

      Income (loss) before income taxes       26,174        11,401         13,706        (19,989)
                                            --------      --------       --------       --------

Provision (benefit) for income taxes           9,273         4,333          4,660         (7,595)
                                            --------      --------       --------       --------

      Net income (loss)                     $ 16,901      $  7,068       $  9,046       $(12,394)
                                            ========      ========       ========       ========

Earnings (loss) per share                   $   1.51      $    .63       $    .81       $  (1.11)
                                            ========      ========       ========       ========
Weighted average shares outstanding
   and share equivalents                      11,169        11,259         11,185         11,172
                                            ========      ========       ========       ========



          See accompanying notes to consolidated financial statements.
                                          .

                             THE TIMBERLAND COMPANY                   Form 10-Q
                                                                         Page 5

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                                                                  For the
                                                             Nine Months Ended
                                                             -----------------
                                                           Sept. 27,     Sept. 29,
                                                             1996          1995
                                                           ---------     ---------

Cash flows from operating activities:
   Net income (loss)                                       $  9,046      $(12,394)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Deferred income taxes                                      1           250
       Depreciation and amortization                         15,189        14,113
       Gain on distributorship transaction                       --       (12,107)
       Restructuring charge                                      --         9,914
       Loss on disposition of equipment                          --           468
       Increase (decrease) in cash from
         changes in working capital items,
         net of effects of distributorship
         transaction:
         Accounts receivable                                (57,458)      (37,227)
         Inventories                                        (12,169)       (9,782)
         Prepaid expenses                                     2,678         4,504
         Accounts payable                                     4,875       (10,735)
         Accrued expenses                                    17,766        17,066
         Income taxes                                         7,508       (15,876)
                                                           --------      --------

           Net cash used in operating activities            (12,564)      (51,806)
                                                           --------      --------
Cash flows from investing activities:
   Proceeds from distributorship transaction                     --        24,000
   Proceeds from sale of equipment                              681         1,756
   Additions to property, plant and equipment, net           (7,864)      (12,354)
   Other, net                                                    40          (911)
                                                           --------      --------
           Net cash provided (used) by
             investing activities                            (7,143)       12,491
                                                           --------      --------
Cash flows from financing activities:
   Net borrowings under short-term credit facilities             --        35,487
   Proceeds from long-term obligations                           --           525
   Payments on long-term and capital lease obligations         (545)         (921)
   Issuance of common stock                                     739         1,210
                                                           --------      --------
           Net cash provided by financing activities            194        36,301
                                                           --------      --------

Effect of exchange rate changes on cash                        (200)          343
                                                           --------      --------
Net decrease in cash and equivalents                        (19,713)       (2,671)
Cash and equivalents at beginning of period                  38,389         6,381
                                                           --------      --------
Cash and equivalents at end of period                      $ 18,676      $  3,710
                                                           ========      ========

Supplemental disclosures of cash flow information:
   Interest paid                                           $  9,312      $ 12,007
   Income taxes paid (refunded)                              (2,853)        8,031




          See accompanying notes to consolidated financial statements.

                                                                      Form 10-Q
                                                                         Page 6

                             THE TIMBERLAND COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands except per share data)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain the adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consisted of normal recurring items. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain prior period amounts have been reclassified for consistent presentation with the current period presentation.

2. The results of operations for the nine months ended September 27, 1996 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenues have been more heavily weighted to the second half of the year.

3.   Inventories consist of the following:

                             September 27, 1996    December 31, 1995
                             ------------------    -----------------

          Raw Materials           $ 11,111             $ 10,374
          Work-in-process            5,131                5,494
          Finished goods           176,511              164,768
                                  --------             --------
                                  $192,753             $180,636
                                  ========             ========

4.   Indebtedness

     On June 21, 1996, the Company entered into an unsecured committed revolving credit agreement (the "Agreement"), with a group of banks. The Agreement provides for up to $80,000 in letters of credit under an overall $100,000 committed facility expiring on June 21, 1998. Under the terms of the Agreement, the Company may borrow at interest rates based upon the lenders' cost of funds. The Agreement provides for a facility fee of 3/8% per annum on the full commitment, places limitations on the payment of dividends and the incurrence of additional debt, and also contains certain other financial and operating covenants.

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

                                                                      Form 10-Q
                                                                         Page 7

                             THE TIMBERLAND COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

      Of the total charge for restructuring, $9,914 related to anticipated losses associated with the disposal of assets and is a non-cash item, $3,891 related to payments for contractual lease obligations and expenditures to close idle facilities, and $2,195 related to payments for severance and other employee liabilities.

      The Company has substantially completed these restructuring actions. Cash expenditures related to the restructuring plan of $4,322 have been incurred as of September 27, 1996. The Company has funded the restructuring plan from internal sources and available borrowing capacity.

7.    Other Income

      On January 26, 1995, the Company appointed Inchcape plc ("Inchcape") as the exclusive distributor of Timberland[Registered Trademark] products throughout most of the Asia/Pacific region. The agreement included Inchcape's acquisition of the Company's Australian and New Zealand subsidiaries and future consideration provided to Inchcape for the total sum of $24,000. The transaction resulted in a first quarter 1995 non-recurring pre-tax gain of $7,358.

      During the third quarter of 1995, the agreement was amended to include South Korea. In addition to the expansion of territories and other modifications, the amended agreement eliminated the future consideration provided to Inchcape included in the original agreement. This resulted in a non-recurring pre-tax gain of $4,749 in the third quarter of 1995.

                                                                      Form 10-Q
                                                                         Page 8

                             THE TIMBERLAND COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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
                                                    For the                    For the
                                              Three Months Ended          Nine Months Ended
                                             ---------------------      ---------------------
                                             Sept. 27,   Sept. 29,      Sept. 27,   Sept. 29,
                                               1996         1995          1996        1995
                                             --------    ---------      ---------   ---------

Revenues                                      100.0%       100.0%        100.0%       100.0%
Cost of goods sold                             63.4         70.1          63.9         69.8
                                              -----        -----         -----        -----

     Gross profit                              36.6         29.9          36.1         30.2
                                              -----        -----         -----        -----

Operating expenses
  Selling                                      17.7         18.0          22.7         22.1
  General and administrative                    4.9          5.3           7.0          7.3
  Amortization of goodwill                       .2           .2            .3           .3
  Restructuring charge                           --           --            --          3.3
                                              -----        -----         -----        -----
     Total operating expenses                  22.9         23.5          30.0         33.0
                                              -----        -----         -----        -----

     Operating income (loss)                   13.7          6.4           6.1         (2.9)
                                              -----        -----         -----        -----
Other expense (income)
  Interest expense                              2.1          3.0           3.2          3.6
  Other, net                                     .1         (2.0)          0.0         (2.3)
                                              -----        -----         -----        -----
     Total other expense                        2.2          1.0           3.2          1.3
                                              -----        -----         -----        -----

     Income (loss) before income taxes         11.5          5.4           2.9         (4.2)

Provision (benefit) for income taxes            4.1          2.0           1.0         (1.6)
                                              -----        -----         -----        -----

     Net income (loss)                          7.4%         3.3%          1.9%        (2.6)%
                                              =====        =====         =====        =====



Note: Percentages may not add due to rounding.

                                                                      Form 10-Q
                                                                        Page 10


Third Quarter 1996 Compared with Third Quarter 1995
---------------------------------------------------

Revenues for the third quarter of 1996 were $227.5 million, an increase of 7.0% compared to the $212.6 million reported in the third quarter of 1995.

Domestic revenues for the third quarter of 1996 were $158.4 million, an increase of $15.6 million, or 10.9%, from the same period in 1995. The increase was attributable to unit volume increases in wholesale footwear and retail and factory outlet stores offset by unit volume declines in wholesale apparel and accessories.

International revenues for the third quarter of 1996 were $69.1 million, a decrease of $.7 million compared with the same period in 1995. The decline in revenues reflects more off-price sales in the third quarter of 1995, partially offset by an increase in apparel and accessories unit volume in 1996.

Footwear revenues increased $12.9 million, or 8.2%, to $170.1 million in the third quarter of 1996, compared to the same period in 1995, primarily as a result of a unit volume increase in the fall footwear line. Revenues attributable to apparel and accessories increased $1.8 million, or 3.3%, in the third quarter of 1996 compared to the same period in 1995. Revenues from Timberland's retail and factory stores for the third quarter of 1996 were $46.1 million, representing 20.3% of total revenues in the third quarter of 1996 compared to 17.5% in the third quarter of 1995. Domestic retail sales were up 22.7% for the third quarter of 1996 compared to the same period in 1995; however, domestic comparable retail store sales declined 1.9%. At September 27, 1996, there were 30 first quality stores and 38 factory outlet stores owned and operated by Timberland compared to 27 first quality stores and 31 factory outlets stores at September 29, 1995.

Gross profit as a percentage of revenue for the third quarter of 1996 was 36.6%, up 6.7 points from the 29.9% for the third quarter of 1995. This increase resulted from improvements in the Company's business systems; including savings from improved manufacturing efficiencies and an expanded and enhanced sourcing effort; fewer off-price sales in the third quarter of 1996 than in the same period in 1995, which reflected better inventory control and a more efficient factory store system; and a reduction in sales returns and allowances.

Operating expenses were $52.0 million in the third quarter of 1996 compared to $49.9 million in the third quarter of 1995. As a percentage of revenues, operating expenses decreased in the third quarter of 1996 to 22.9% from 23.5% in the third quarter of 1995.

Interest expense for the third quarter of 1996 decreased by $1.6 million to $4.9 million from the comparable period in 1995. The decrease is due to a reduction in short-term and long-term borrowings.

Other income of $4.2 million for the third quarter of 1995 reflects an amendment to the Company's agreement with Inchcape plc for distribution rights in Asia-Pacific, which resulted in a $4.7 million non-recurring pre-tax gain for the third quarter of 1995.

The effective tax rate for the third quarter of 1996 was 35% compared to 38% in the third quarter of 1995. The decline in the effective tax rate reflects a relative increase in Puerto Rican sourced income.

                                                                      Form 10-Q
                                                                        Page 11

Nine Months ended September 27, 1996 Compared with Nine Months ended September
------------------------------------------------------------------------------
29, 1995
--------

Revenues for the first nine months of 1996 were $468.9 million, a decrease of 2.2% from the $479.3 million for the comparable period in 1995. Revenues for the first nine months of 1995 include $6.1 million of licensing fees and royalties, of which $5.2 million was received in connection with one-time licensing agreement signing fees. The remainder of the decline is primarily a result of demand softening in the Company's domestic wholesale footwear business in the first six months of 1996, where unit sales of performance sandals and women's footwear were down, and an insufficient number of successful new products were introduced.

Gross profit as a percentage of revenues for the first nine months of 1996 was 36.1%, compared to 30.2% for the comparable period in 1995. The improvement is attributable to the same factors cited for the percentage increase in the third quarter of 1996 compared to the third quarter of 1995.

Operating expenses for the first nine months of 1996 decreased $1.6 million to $140.7 million from $142.3 million (exclusive of a one-time $16.0 million pre-tax manufacturing restructuring charge) for the comparable period in 1995. This dollar decrease compared to the prior year period was attributable to a reduction in general and administrative expenses.

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

Of the total charge for restructuring in 1995, $9.9 million related to anticipated losses associated with the disposal of assets and is a non-cash item, $3.9 million related to payments for contractual lease obligations and expenditures to close idle facilities, and $2.2 million related to payments for severance and other employee liabilities.

The Company has substantially completed these restructuring actions. Cash expenditures related to the restructuring plan of $4.3 million have been incurred as of September 27, 1996. The Company has funded the cost of the restructuring plan from internal sources and available borrowing capacity.

Interest expense for the first nine months of 1996 was $15.1 million, a decrease of $2.2 million from the comparable period in 1995, due to a reduction in short-term and long-term borrowings during the first nine months of 1996.

For the first nine months of 1995, other expense (income) included a non-recurring pre-tax gain of $12.1 million resulting from the Company's appointment on January 26, 1995 of Inchcape plc as the exclusive distributor of Timberland[Registered Trademark] products throughout most of the Asia/Pacific region. The agreement, which was amended in the third quarter to expand the territory to include South Korea and to eliminate certain future consideration to Inchcape, included Inchcape's acquisition of the Company's Australian and New Zealand subsidiaries for a total sum of $24 million.

The effective tax rate for the first nine months of 1996 was 34%, compared to a rate of 38% for the same period last year.

                                                                      Form 10-Q
                                                                        Page 12


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash used by operations during the first nine months of 1996 amounted to $12.6 million, compared to $51.8 million used during the same period in 1995. Accounts receivable increased $56.9 million from year end 1995, and decreased $9.8 million from September 29, 1995. Wholesale days sales outstanding decreased to 70 days at September 27, 1996 from 79 days at September 29, 1995. Inventories were $192.8 million at September 27, 1996, a $28.4 million, or 12.9%, decrease from September 29, 1995, and a $12.1 million, or 6.7%, increase from year-end 1995. Inventory turns were 2.8 times for the third quarter of 1996, compared to
2.3 times for the third quarter of 1995.

During the first nine months of 1996, $7.1 million of cash was used in investing activities compared to $12.5 million being provided in the same period in 1995, due primarily to $24 million of cash proceeds received from the agreement with Inchcape plc. Capital expenditures for the first nine months of 1996 were $7.9 million, compared to $12.4 million for the same period in 1995. During the first nine months of 1996, $.2 million of cash was provided by financing activities compared to $36.3 million of cash provided in the third quarter of 1995. Short-term borrowings accounted for $35.5 million of the cash provided by financing activities for the first nine months of 1995.

The Company uses unsecured revolving and committed lines of credit as the primary sources of financing for its seasonal and other working capital requirements. On June 21, 1996, the Company entered into an unsecured committed revolving credit agreement (the "Agreement"), with a group of banks. The Agreement provides for up to $80 million in letters of credit under an overall $100 million committed facility expiring on June 21, 1998. Under the terms of the Agreement, the Company may borrow at interest rates based upon the lenders' cost of funds. The Agreement provides for a facility fee of 3/8% per annum on the full commitment, places limitations on the payment of dividends and the incurrence of additional debt, and also contains certain other financial and operating covenants. The Company's debt to capital ratio was 57.6% at September 27, 1996, compared to 59.3% at December 31, 1995 and 66.0% at September 29, 1995.

Management believes that the Company's capital needs for the remainder of 1996 will be met through its existing credit facilities and cash flows from operations without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K for the year ended December 31, 1995, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995", several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to the Company's financial condition and prevailing market and other factors at that time.

                                                                      Form 10-Q
                                                                        Page 13


Part II Other Information
-------------------------


Item 6.  Exhibits and Reports on Form 8-K
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



                                              The Timberland Company
                                              (Registrant)




Date: November 8, 1996                        /s/ Keith D. Monda
      ----------------                        --------------------------------
                                              Keith D. Monda
                                              Senior Vice President -
                                              Finance and Administration
                                              and Chief Financial Officer



Date: November 8, 1996                        /s/ Dennis W. Hagele
      ----------------                        --------------------------------
                                              Dennis W. Hagele
                                              Vice President Finance and
                                              Corporate Controller and
                                              Chief Accounting Officer