Form 10-K405
period 1996-12-31
TIMBERLAND CO
filed 1997-03-26
CIK 814361

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                          -----------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    --------------

                          Commission File Number 1-9548
                                                 ------
                             The Timberland Company
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                   02-0312554
                --------                                   ----------
      (State or Other Jurisdiction                      (I.R.S. Employer
    of Incorporation or Organization)                 Identification No.)

200 Domain Drive, Stratham, New Hampshire                    03885
-----------------------------------------                    -----
 (Address of Principal Executive Office)                   (Zip Code)

       Registrant's telephone number, including area code: (603) 772-9500

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
Class A Common Stock, par value                 New York Stock Exchange
-------------------------------                 -----------------------
        $.01 per share
        --------------

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of Class A Common Stock of the registrant held by non-affiliates of the registrant was approximately $338,446,708 on March 3, 1997. For purposes of the foregoing sentence the term "affiliate" includes each director and executive officer of the registrant. See Item 12 of this Form 10-K. 8,431,889 shares of Class A Common Stock and 2,717,936 shares of Class B Common Stock of the registrant were outstanding on March 3, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of the registrant's Annual Report to security holders for the fiscal year ended December 31, 1996 are incorporated by reference in Part I,
Item 1 regarding foreign and domestic sales and Part II, Items 5, 6, 7 and 8 of this Form 10-K. Portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

================================================================================
             The Exhibits Index appears on page 23 of this report.

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

         The Timberland Company was incorporated in Delaware on December 20, 1978, and is the successor to Abington Shoe Company, which was incorporated in Massachusetts in 1933 (The Timberland Company, together with its subsidiaries, is referred to herein as "Timberland" or the "Company," unless the context indicates otherwise). The Company designs, develops, engineers, markets and distributes, under the Timberland(R) brand, premium-quality footwear products for men, women and children and apparel and accessories products for men and women. Timberland(R) products provide functional performance, classic styling and lasting protection from the elements. The Company believes that the combination of these features distinguishes the Timberland brand from competing brands and makes Timberland products an outstanding value.

         Timberland products are sold in the United States and in more than 60 countries worldwide, primarily through independent retailers, better-grade department stores and athletic stores which reinforce the Timberland image of quality, performance and service. Timberland products are also sold through Timberland(R) specialty stores and factory outlet stores devoted exclusively to Timberland products.

         During 1996, the Company focused its efforts on returning to profitability and building on the balance sheet improvements achieved in 1995. As part of this focus, the Company enhanced its business controls and exercised greater discipline in the day-to-day operation of its business. The Company introduced new product lines, such as kids' and women's casual footwear, and developed many new product offerings for introduction in 1997. The Company also continued to shift production of its products to third party manufacturers.

CURRENT PRODUCTS

         The Company's products fall into two broad types - footwear products and apparel and accessories products (including product care and licensed products). Revenues from sales of the Company's footwear products represented 74.8%, 74.9% and 80.5% of total product sales for 1996, 1995 and 1994, respectively. Revenues attributable to sales of apparel and accessories products represented 25.2%, 25.1% and 19.5% of total product sales for 1996, 1995 and 1994, respectively.

         FOOTWEAR

         In 1973, the Company produced its first pair of waterproof leather boots under the Timberland brand. The Company currently offers a broad variety of footwear products for men, women and children, featuring premium waterproof or water resistant leathers and/or fabric uppers, selected use of waterproof fabric linings and, in certain models, hand-sewn construction. The Company's footwear design and development group is organized into the following teams: men's footwear, women's footwear, kids' footwear, performance footwear and boots. Each team is responsible for all aspects of the footwear development process.

         Timberland(R) casual footwear products for men and women include the classic Weatherbuck collection, loafers, cap toes, wing tips, tassel slip-ons, oxfords, rugged hand-sewns and boat shoes, as well as more fashion-focused hand-sewn wovens, slip-ons and loafers specifically designed for women. In 1996, Timberland introduced a line of kids' footwear based on selected models of its adult footwear styles. Timberland(R) performance footwear products are designed to meet the demanding needs of the outdoor enthusiast or recreationalist who engages in a variety of outdoor activities, such as bouldering, trail scrambling, mountain biking and hiking. These products feature advanced technologies such as Active Comfort Technology(TM) (ACT(TM)), a system developed by the Company that wicks moisture away from the foot and improves comfort and performance. In 1996, the Company introduced a line of multi-purpose outdoor footwear, or "MPOs," designed for use in a variety of outdoor activities. Other new footwear product introductions in 1996 included the Country Trails series of rugged trekkers and a women's dress casual collection. Timberland(R) boots include the classic work boots for which the Company is famous, which were updated in new colors and leathers in 1996.

         APPAREL AND ACCESSORIES

         Timberland(R) apparel products consist primarily of rugged outerwear, sweaters, shirts, pants, shorts and skirts. These products feature, in certain models, premium waterproof leathers, waterproof and water resistant fabric, rust-proof hardware, canvas, denim, high-quality specialty cotton, wool and other quality performance materials. In 1996, the Company continued to coordinate and merchandise its men's apparel offerings into apparel collections to compete in the collection sportswear market. The Company also continued to focus its women's apparel offerings on classic items distributed principally through Timberland(R) specialty stores and through several premium retailers outside the United States. Additionally, the Company expanded the number of products in its performance apparel product line that have the ACT system, and added a grouping of active colorful sportswear designed primarily for outdoor leisure activities.

         Timberland(R) accessories include all products sold under the Timberland(R) brand other than footwear and apparel products. Many of these products, including watches, men's belts, day packs and travel gear, socks and legwear, gloves and eyewear, were introduced to the market in 1996 or early 1997 pursuant to licensing agreements with third parties. These licensing agreements are intended to expand the Timberland brand to appropriate and well-defined product categories in a manner designed to reduce the risks to the Company associated with pursuing such opportunities. Timberland receives a royalty on sales of these licensed products. Timberland accessories for 1996 also included caps and hats, an expanded and enhanced collection of leather care products and a limited collection of leather goods: luggage, briefcases, handbags, wardrobe accessories and other small leather goods.

PRODUCT SALES

         Timberland(R) products are primarily sold in the United States and internationally through independent retailers, better-grade department stores and athletic stores which reinforce the

Timberland image of quality, performance and service. In 1996, 1995 and 1994, 70.4%, 70.2% and 73.5%, respectively, of the Company's revenues were generated in the United States.

         In addition to the Company's wholesale customers, Timberland(R) products are sold through Timberland(R) specialty stores and factory outlet stores devoted exclusively to Timberland products. These two types of stores are operated by the Company in the United States and in parts of Europe, and by certain of the Company's distributors and franchisees in parts of Europe, the Middle East, Central America, South America and the Asia/Pacific region. In 1996, 1995 and 1994, revenues from Company-operated specialty and outlet stores accounted for 23.5%, 19.6% and 13.3%, respectively, of the Company's revenues. This increase was due primarily to the expansion of the Company's factory outlet store operations.

         UNITED STATES WHOLESALE OPERATIONS

         The Company's wholesale customer accounts within the United States range from better-grade department and retail stores to athletic stores. These accounts are serviced through a combination of field and corporate-based sales teams aligned with these channels. The Company also services its wholesale accounts through its principal showroom on Fifth Avenue in New York City and two regional showrooms located in Dallas and Seattle. In 1996, the Company created a separate women's footwear sales force and expanded and enhanced its footwear sales planning group.

         The Company continually seeks to increase the number of locations and expand the size of selling spaces which its wholesale customer accounts dedicate exclusively to Timberland products. During 1996, the Company opened 42 such dedicated areas, or "concept shops," principally in men's collection sportswear departments, of which six were dedicated to footwear and 36 to apparel (including four apparel concept shops that carry both footwear and apparel). The Company also developed a concept shop focused on merchandising performance footwear and apparel products, which is currently in several test markets in the United States.

         INTERNATIONAL WHOLESALE OPERATIONS

         Timberland products are sold internationally by the Company through its operating divisions in the United Kingdom, France, Germany, Italy, Spain and Austria and by distributors, franchisees and commission agents. The Company's European operating divisions provide support for the sale of Timberland products to wholesale customers in their respective countries and, in certain instances, to distributors, franchisees and commission agents in other countries. Additionally, certain of the Company's international distributors and franchisees operate specialty stores and concept shops devoted exclusively to Timberland products in Europe, the Middle East, Central America, South America and the Asia/Pacific region.

         In 1996, the Company entered into an agreement for the exclusive distribution of certain Timberland products and the operation of Timberland specialty stores throughout the Middle East and North Africa. This agreement requires the opening of a minimum number of new specialty stores and concept shops over a specified time period, and requires the distributors to meet requirements for minimum purchases of Timberland products during each year. The

Company entered into similar distribution agreements in 1995 for the Asia/Pacific region and the southern cone of South America. All of these agreements are intended to expand the Timberland(R) brand to appropriate and well-defined geographical territories in which the Company has not had an appreciable presence, in a manner designed to reduce the risk to the Company associated with pursuing such opportunities.

         RETAIL OPERATIONS

         In addition to providing an environment to showcase the Timberland brand as an integrated source of footwear, apparel and accessories, Timberland(R) specialty stores provide sales and consumer-trend information which assists the Company in developing its marketing strategies, including point-of-purchase marketing materials. The training and customer service programs established in the Company's specialty stores also serve as models which may be adopted by the Company's other retail accounts. The Company operates 31 specialty stores worldwide.

         The Company's factory outlet stores serve as the primary channel for the sale of factory-second, discontinued and excess products, and are intended to protect and control the integrity of the Timberland brand and to maximize the return associated with the sale of such products. The Company operates 40 factory outlet stores worldwide. The Company also opened several temporary factory outlet stores in locations where the Company was able to enter into low-cost, short-term leases.

DISTRIBUTION

         The Company operates footwear distribution facilities in Danville, Kentucky and Aguadilla, Puerto Rico. The Company also fills footwear orders from a third-party distribution facility in City of Industry, California. All apparel and accessories orders are centrally distributed from the Company's distribution facility in Grove City, Ohio. As part of its efforts to streamline its distribution operations, in 1996, the Company closed two distribution centers in the United States and two third-party distribution centers in France and Germany. The Company has entered into a lease for a centralized European distribution facility in Holland, which is expected to be operational by mid-1997.

ADVERTISING AND MARKETING

         The Company's advertising campaigns are designed to increase brand awareness among consumers and to emphasize the features that distinguish the Timberland brand from competing brands and make Timberland(R) products an outstanding value. Timberland's product and territory licensing arrangements also require licensees to fund marketing campaigns, over which Timberland maintains approval rights to ensure consistent and effective brand presentation.

         During 1996, the Company's national and regional advertising campaigns appeared mainly in various active-lifestyle, fashion and sports-focused consumer periodicals and trade press outlets. The Company reinforced these advertising campaigns with a variety of in-store promotions, point-of-purchase marketing materials and cooperative advertising programs with its retailers, as well as retail sales clerk training and other sales incentive programs and promotional campaigns. The Company also promoted its products at various industry trade shows in the United States and internationally. The Company's advertising campaigns were focused on the second half of 1996, particularly on the third quarter, when the Company's revenues are traditionally highest.

         During 1996, the Company produced internally all advertising, product catalogs and point-of-purchase marketing materials and all packaging and hang-tag designs for both its 1996 and 1997 product offerings.

SEASONALITY

         In 1996, as has traditionally been the case, the Company's revenues were higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to the Company's retail operations represented a larger percentage of revenues in the first two quarters of 1996 than in the last two quarters of 1996. The Company expects this seasonality to continue in 1997.

BACKLOG

         At December 31, 1996, Timberland's backlog of orders from its customers was approximately $129 million, compared to $102 million at December 31, 1995 and $132 million at December 31, 1994. While all orders in the backlog are subject to cancellation by customers, the Company expects that the majority of such orders will be filled in 1997. The Company does not believe that its order backlog at year-end is representative of the orders which will be filled during 1997, due to the shift toward "at-once" orders and away from "future" orders being adopted by many retailers.

MANUFACTURING

         The Company's two manufacturing facilities are located in Puerto Rico and the Dominican Republic. During 1996, the Company manufactured approximately 35% of its footwear unit volume, compared to approximately 40% during 1995 and 60% during 1994. The remainder of the Company's footwear products and all of its apparel and accessories (excluding licensed products, the manufacture of which is the responsibility of the Company's licensees) were produced by independent manufacturers in Asia, Europe and South America. Of the unit volume of the Company's footwear products, approximately 23% and 14%, respectively, was produced by two independent manufacturers during 1996. No other independent manufacturer produced more than 5% of the Company's footwear unit volume in 1996. The Company currently plans to retain its internal manufacturing capability in order to continue benefiting from expertise gained with respect to footwear manufacturing methods and from the research and development activities conducted at its manufacturing facilities.

         To the extent the Company manufactures its products outside the United States or is dependent upon foreign operations with unaffiliated parties, the Company is subject to the usual risks of doing business abroad. These risks potentially include, among other risks, foreign exchange rate fluctuations, import restrictions, anti-dumping investigations, political or labor disturbances, expropriation and acts of war.

         The Company maintains a quality management group, which develops, reviews and updates the Company's quality and production standards. To help ensure such standards are being met, the group also conducts product quality audits at the Company's and independent manufacturers' factories and distribution centers. The Company has offices in Bangkok, Thailand and Taichung, Taiwan to supervise the Company's sourcing activities conducted in the Asia/Pacific region. In 1996, the quality management group developed a database to monitor product returns data more closely and to make such data more readily accessible. The quality management group also instituted regular reporting of its product quality audit findings, established standards for returning defective products to manufacturers, reissued finished goods quality guidelines and established a footwear lab where product testing can be performed at an earlier stage in the product development process.

RAW MATERIALS

         In 1996, four suppliers provided more than 10% each, or an aggregate of approximately 79%, of the Company's leather purchases. Two of these suppliers provided an aggregate of approximately 50% of the Company's leather purchases. The Company has no reason to believe that leather will not continue to be available from these or alternative sources. The Company has established a central network of suppliers through which the Company's manufacturing facilities and independent manufacturers can purchase raw materials. The Company believes that this centralized approach helps reduce the cost and provides greater consistency of raw materials procured to produce Timberland(R) products and improves compliance with the Company's production standards.

TRADEMARKS AND TRADE NAMES; PATENTS; RESEARCH & DEVELOPMENT

         The Company's principal trade name is The Timberland Company and the Company's principal trademarks are Timberland and [GRAPHIC OMITTED], which have been registered in the United States and in certain foreign countries. Other Company trademarks or registered trademarks are Active Comfort Technology; ACT; Aero Balm; B.S.F.P.; Balm Shelter; Black Ridge Mountain; Bootness; Boots, Shoes, Clothing, Wind, Water, Earth and Sky; Cream Buff; Fastpacker; Grime Squad; Guaranteed Waterproof Construction; Hydro Balm; Jackson Mountain; Mill River; More Quality Than You May Ever Need; Mountain to River; Nothing Can Stop You; TBL; The Boot Company; The Elements of Design are the Elements Themselves, Wind, Water, Earth and Sky; This is a trip; This is not baggage; This is your new best friend; Timberland 1049; Tims; Toporelief; Topozoic; Trail Grip; Treeline; Waximum; Weathergear; Where is your outdoors?; and Wind, Water, Earth, and Sky; as well as the following design logos:

                                    [GRAPHIC]

The Company regards its trade name and trademarks as valuable assets and believes that they are important factors in marketing its products. It is the policy of the Company to protect and defend vigorously its trade name and trademarks against infringement under the laws of the United States and other countries. In addition, the Company seeks to protect and defend vigorously its patents, designs, copyrights and all other of its proprietary rights under applicable laws.

         The Company conducts research, design and development efforts for its products, including field testing of a number of its products to evaluate and improve product performance. However, the Company's expenses relating to research, design and development have not represented a material expenditure relative to its other expenses.

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

         The Company does not believe that any of its principal competitors offers a complete line of products that provide the same quality and performance as the complete line of Timberland(R) footwear and apparel and accessories products. However, the Company does have a variety of major competitors in each of its separate footwear and apparel and accessories products.

         The Company has at least nine major competitors in classic work boot sales, at least seven major competitors in rugged casual footwear sales, at least twelve major competitors in performance boots and sandal sales, at least thirteen major competitors in dress casual footwear sales and at least four major competitors in kids' footwear sales. The Company's major competitors for its footwear products are located principally in the United States. The Company also faces competition from many international footwear manufacturers.

         The Company's line of men's and women's apparel faces competition from at least twelve major apparel companies in the United States and from a variety of major apparel companies internationally. The Company's men's and women's lines of footwear and apparel face competition from at least two direct mail companies in the United States.

         Product quality, performance, design, styling and pricing, as well as consumer awareness, are all important elements of competition in the footwear, apparel and accessories markets served by the Company. Although changing fashion trends generally affect demand for particular footwear and apparel and accessories products, the Company believes that, because of the functional performance, classic styling and high quality of Timberland(R) footwear products, demand for Timberland footwear products (except for the more fashion-focused models introduced under Timberland's dress casual footwear line) is less sensitive to changing trends in fashion than other products that are designed specifically to meet such trends.

ENVIRONMENTAL MATTERS

         Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company, based on information and circumstances known to the Company.

EMPLOYEES

         At December 31, 1996, the Company had approximately 5,700 employees worldwide. Management considers its employee relations to be good. None of the Company's employees is represented by a labor union, and the Company has never suffered a material interruption of business caused by labor disputes.

BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA

         The Company operates in a single industry segment which includes the designing, engineering and marketing and distribution of footwear products for men, women and kids and apparel and accessories products for men and women. Information regarding revenues, operating income and identifiable assets attributable to each of the geographic areas in which the Company operates, and the amount of export sales to unaffiliated customers in the aggregate, is set forth in Note 13 to the Company's consolidated financial statements, entitled "Industry Segment and Geographical Area Information," appearing in the Company's 1996 Annual Report to security holders, which information is incorporated herein by reference.


ITEM 2.  PROPERTIES

         Since April 1994, the Company has leased its worldwide headquarters located in Stratham, New Hampshire, under a lease which expires in July 1999, with an option to extend the term for one year. The Company considers its headquarters facilities adequate and suitable for its current needs. The Company owns a facility in Hampton, New Hampshire, which served as the Company's headquarters. In connection with the purchase financing for the Hampton, New Hampshire, property, industrial revenue bonds are outstanding in the principal amount of $5,345,000, which are due in 2014. These bonds bear interest at 6.20% through 1999 and, thereafter, at rates adjusted every five years, through maturity. These bonds are secured by a mortgage on such real estate and by a security interest on assets located at the property.

         The Company leases its manufacturing facilities, which are located in Isabela, Puerto Rico, and Santiago, Dominican Republic. These manufacturing facilities are occupied under 11 leasing arrangements, which expire on various dates through February 1998. The Company owns its distribution facilities in Grove City, Ohio, and Danville, Kentucky, and leases its warehouse in City of Industry, California. The Company has also entered into a lease for a centralized European distribution facility in Enschede, Holland, which is expected to be operational by mid-1997.

         The Company leases all of its specialty and factory outlet stores. The Company's subsidiaries also lease office and warehouse space to meet their individual requirements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various litigation and legal matters which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial statements.

         The Company and two of its officers and directors have been named as defendants in two actions filed in the United States District Court for the District of New Hampshire, one filed by Jerrold Schaffer on December 12, 1994, and the other filed by Gershon Kreuser on January 4, 1995. On April 24, 1995, the District Court granted plaintiffs' motion, assented to by defendants, to consolidate the two actions. On June 23, 1995, plaintiffs filed a consolidated amended complaint (the "Amended Complaint") with the District Court. The Amended Complaint alleges that defendants violated federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements in 1994. Specifically, the Amended Complaint alleges that such statements and omissions had the effect of artificially inflating the market price for the Company's Class A Common Stock until the disclosure by the Company on December 9, 1994, of its expectation that results for the fourth quarter were not likely to meet analysts' anticipated levels. Damages are unspecified. On March 18, 1996, the District Court denied defendants' motion to dismiss the Amended Complaint. On March 19, 1996, the District Court granted plaintiffs' motion for class certification for all purchasers of the Company's Class A Common Stock between May 12, 1994 and December 9, 1994. Management believes this action is without merit and intends to defend it vigorously. Accordingly, at this time, management does not expect the outcome of such litigation to have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is submitted as to the executive officers of the Company:

   NAME                  AGE      POSITION
   ----                  ---      --------
Sidney W. Swartz          61      Chairman of the Board, President, Chief Executive
                                   Officer and Director

Jeffrey B. Swartz         37      Executive Vice President, Chief Operating Officer and Director

Keith D. Monda            50      Senior Vice President-Finance and Administration and
                                   Chief Financial Officer

Gregory W. VanWormer      41      Senior Vice President and General Manager-Apparel/Retail/Marketing

Dennis W. Hagele          53      Vice President-Finance and Corporate Controller
                                  (Chief Accounting Officer)

Jane E. Owens             43      Vice President and General Counsel


         All executive officers serve at the discretion of the Board of Directors.

         Sidney W. Swartz has served the Company as Chairman of the Board, Chief Executive Officer and President since June 1986.

         Jeffrey B. Swartz has served the Company as Executive Vice President since March 1990 and as Chief Operating Officer since May 1991. Jeffrey Swartz is the son of Sidney W. Swartz.

         Keith D. Monda joined the Company in December 1993 as Senior Vice President-Finance and Administration and Chief Financial Officer. From May 1990 to December 1993, Mr. Monda was Executive Vice President of Finance and Administration of J. Crew Group, Inc.

         Gregory W. VanWormer joined the Company in May 1994 as Senior Vice President-Retail. Effective January 1, 1995, Mr. VanWormer was promoted to Senior Vice President and General Manager-Apparel/Retail. Effective January 1, 1996, Mr. VanWormer was promoted to Senior Vice President and General Manager-Apparel/Retail/Marketing. From August 1991 to April 1994, Mr. VanWormer was the Vice President-General Merchandise Manager of G.H. Bass & Co.

         Dennis W. Hagele joined the Company in October 1994 as Vice President-Finance and Corporate Controller. From July 1993 to September 1994, Mr. Hagele was an independent financial consultant; and from August 1981 to June 1993, he was Assistant Controller of Sara Lee Corporation.

         Jane E. Owens joined the Company in September 1992 as Vice President and General Counsel. From June 1990 to August 1992, Ms. Owens was Counsel for Reebok International Ltd.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this item is included in the registrant's 1996 Annual Report to security holders under the caption "Quarterly Market Information and Related Matters" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is included in the registrant's 1996 Annual Report to security holders under the caption "Five Year Summary of Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is included in the registrant's 1996 Annual Report to security holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is included in the registrant's 1996 Annual Report to security holders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 4A of Part I of this report and to information under the caption "Information with Respect to Nominees" in the registrant's definitive proxy statement (the "registrant's 1997 Proxy Statement") relating to its 1997 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the close of the registrant's fiscal year ended December 31, 1996, which information is incorporated herein by reference. Reference is also made to the information set forth in the registrant's 1997 Proxy Statement with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Executive Compensation" in the registrant's 1997 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's 1997 Proxy Statement, which information is incorporated herein by reference. For purposes of calculating the aggregate market value of the Class A Common Stock on March 3, 1997 held by non-affiliates of the registrant appearing on the cover page of this report, the shares owned by The Sidney W. Swartz 1982 Family Trust, The Swartz Foundation and The Sidney and Judith Swartz Charitable Remainder Unitrust have not been considered owned by an affiliate.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information set forth under the caption "Certain Relationships and Related Transactions" in the registrant's 1997 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) FINANCIAL STATEMENTS. The following financial statements appearing in the Company's 1996 Annual Report to security holders are incorporated by reference in this report:

ANNUAL REPORT

                                                                            PAGE
                                                                            ----
Consolidated Balance Sheets as of December 31, 1996
     and December 31, 1995                                                   17

For the years ended December 31, 1996, 1995 and 1994:

     Consolidated Statements of Operations                                   18

     Consolidated Statements of Changes in Stockholders' Equity              19

     Consolidated Statements of Cash Flows                                   20

     Notes to Consolidated Financial Statements                              21

Independent Auditors' Report                                                 31

     (a)(2) FINANCIAL STATEMENT SCHEDULE. The following additional financial data should be read in conjunction with the Consolidated Financial Statements in the registrant's 1996 Annual Report to security holders:

                                                                       FORM 10-K
                                                                          PAGE
                                                                          ----
Independent Auditors' Report on Schedule VIII                             F-1

Schedule VIII - Valuation and Qualifying Accounts                         F-2

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have, therefore, been omitted.

     (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

     (c) Listed below are all the Exhibits filed as part of this report, some of which are incorporated by reference from documents previously filed by the Company with the Securities and Exchange Commission in accordance with the provisions of Rule 12b-32 of the Exchange Act.

EXHIBIT                          DESCRIPTION
------------------------------------------------------------------------------
(3)  Articles of incorporation and by-laws
     -------------------------------------

     3.1      Restated Certificate of Incorporation (1)

     3.2      By-Laws, as amended May 19, 1993 (5)

(4)  Instruments defining the rights of security holders, including indentures
     -------------------------------------------------------------------------

     (See also Exhibits 3.1 and 3.2)

     4.1 Specimen stock certificate for shares of the Company's Class A Common Stock, filed herewith

(10) Material Contracts
     ------------------

     10.1 Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz (1)

     10.2     The Company's 1987 Stock Option Plan, as amended (8)

     10.3     The Company's 1991 Employee Stock Purchase Plan, as amended
              (2)

EXHIBIT                        DESCRIPTION
-------------------------------------------------------------------------------
(10) Material Contracts
     ------------------

         10.4     The Company's 1991 Stock Option Plan for Non-Employee
                  Directors (3)

         10.5 The Timberland Company Long Term Incentive Plan for Senior Management (5)

         10.6     The Timberland Company Annual Bonus Plan for Exempt Employees
                  (5)

         10.7 The Timberland Company Retirement Earnings 401(k) Plan and Trust Agreements (10)

         10.8     The Timberland Company Profit Sharing Plan and Trust
                  Agreements (10)

         10.9     (a)  Lease dated March 23, 1987 between The Outdoor Footwear
                       Company and Corporacion Sublistatica, S.A. (1)

                  (b) Lease dated November 21, 1988 between 745 Associates and The Timberland Company (4)

                  (c)  (i)  Lease dated July 20, 1992 among Louise Minges,
                            Mitchell Minges and The Timberland Company (4)

                       (ii) Amendment dated July 16, 1993 to Lease (5)

                  (d) Lease dated March 31, 1981 between the Puerto Rico Industrial Development and The Timberland Company (4)

                  (e) Lease dated September 7, 1992 between Corporacion Zona Franca Industrial De Santiago, Inc. and The Recreational Footwear Company (4)

                  (f) Lease dated December 2, 1992 between Corporacion Zona Franca Industrial De Santiago, Inc. and The Recreational Footwear Company (4)

                  (g) Lease dated as of June 29, 1993 between Timberland Dominicana, S.A. and Santiago Norte, S.A. (Pisano) Industrial Park (5)

EXHIBIT                        DESCRIPTION
-------------------------------------------------------------------------------
(10) Material Contracts
     ------------------

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

                       (ii) Amendment No. 1 dated July 15, 1994 to Sublease (7)

     10.10        (a)  Amended and Restated Note Agreements dated as of
                       April 1, 1994 regarding $35,000,000 9.70% Senior Notes due December 1, 1999 (6)

                  (b) Amendment No. 1 dated as of April 1, 1995 to Amended and Restated Note Agreements (9)

                  (c) Amendment No. 2 dated as of June 28, 1995 to Amended and Restated Note Agreements (9)

                  (d) Amendment No. 3 dated as of June 21, 1996 to Amended and Restated Note Agreements (11)

     10.11        (a)  Note Agreements dated as of April 1, 1994 regarding
                       $65,000,000 7.16% Senior Notes due April 15, 2000 (6)

                  (b) Amendment No. 1 dated as of April 1, 1995 to Note Agreements (9)

                  (c) Amendment No. 2 dated as of June 28, 1995 to Note Agreements (9)

                  (d) Amendment No. 3 dated as of June 21, 1996 to Amended and Restated Note Agreements (11)

EXHIBIT                        DESCRIPTION
-------------------------------------------------------------------------------
(10) Material Contracts
     ------------------

     10.12 Credit Agreement dated as of June 21, 1996 among The Timberland Company, certain banks listed therein and Morgan Guaranty Trust Company of New York, as Agent (11)

     10.13         (a)   Note Agreements dated as of December 15, 1994 regarding
                         $106,000,000 8.94% Senior Notes due December 15, 2001
                         (7)

                   (b) Amendment No. 1 dated as of April 1, 1995 to Note Agreements (9)

                   (c) Amendment No. 2 dated as of June 28, 1995 to Note Agreements (9)

                   (d) Amendment No. 3 dated as of June 21, 1996 to Amended and Restated Note Agreements (11)

(13) Annual Report to security holders
     ---------------------------------

     13. Portions of 1996 Annual Report to security holders as incorporated herein by reference, filed herewith

(21) Subsidiaries
     ------------

     21.             List of subsidiaries of the registrant, filed herewith

(23) Consent of experts and counsel
     ------------------------------

     23.             Consent of Deloitte & Touche LLP, filed herewith

(27) Financial Data Schedule
     -----------------------

     27.             Financial Data Schedules, filed herewith

(99) Additional Exhibit
     ------------------

     99. Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith

------------
(1) Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2) Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

(3) Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(4) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

(5) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

(6) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended July 1, 1994, and incorporated herein by reference.

(7) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

(8) Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.

(9) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1995, and incorporated herein by reference.

(10) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(11) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 27, 1996, and incorporated herein by reference.

Pursuant to paragraph 4(iii) of Item 601(b), Regulation S-K, the registrant has filed as Exhibits only the instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries with respect to which the total amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish to the Commission upon its request copies of other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries, with respect to which the total amount does not exceed 10% of such assets. The registrant also agrees to furnish to the Commission upon its request copies of any omitted schedule or exhibit to any Exhibit filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE TIMBERLAND COMPANY

March 26, 1997                                  By:  /s/ Sidney W. Swartz
                                                   ----------------------
                                                    Sidney W. Swartz, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                   Title                                       Date
     ---------                                   -----                                       ----
                                       Chairman of the Board, President
                                       and Chief Executive Officer
/s/ Sidney W. Swartz                   (Principal Executive Officer)                       March 26, 1997
-----------------------
(Sidney W. Swartz)

                                       Executive Vice President, Chief
/s/ Jeffrey B. Swartz                  Operating Officer and Director                      March 26, 1997
-------------------------
(Jeffrey B. Swartz)
                                       Senior Vice President-Finance
                                       and Administration and Chief
/s/ Keith D. Monda                     Financial Officer                                   March 26, 1997
-------------------------
(Keith D. Monda)
                                       Vice President-Finance
                                       and Corporate Controller
/s/ Dennis W. Hagele                   (Chief Accounting Officer)                          March 26, 1997
------------------------
(Dennis W. Hagele)

/s/ Robert M. Agate                    Director                                            March 26, 1997
-------------------------
(Robert M. Agate)

/s/ John F. Brennan                    Director                                            March 26, 1997
-------------------------
(John F. Brennan)

/s/ Ian W. Diery                       Director                                            March 26, 1997
--------------------
(Ian W. Diery)

/s/ John A. Fitzsimmons                Director                                            March 26, 1997
---------------------------
(John A. Fitzsimmons)

/s/ Abraham Zaleznik                   Director                                            March 26, 1997
---------------------------
(Abraham Zaleznik)

                                                                      Item 14(d)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Timberland Company:

     We have audited the consolidated financial statements of The Timberland Company and subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 5, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to security holders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Timberland Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/  DELOITTE & TOUCHE LLP


Boston, Massachusetts
February 5, 1997

                                                                   SCHEDULE VIII


                             THE TIMBERLAND COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    Additions
                            Balance at   --------------------------------     Deductions    Balance at
                            Beginning    Charged to Costs    Charged to         Net of          End
Description                 of Period      and Expenses    Other Accounts      Write-Offs    of Period
-----------                 ---------      ------------    --------------      ----------    ---------
Allowance for
  doubtful accounts:

Year ended

    December 31, 1996         $2,658         $2,046             --                $1,164         $3,540

    December 31, 1995          2,704          3,697             --                 3,743          2,658

    December 31, 1994          1,014          1,938             --                   248          2,704




Group insurance
  reserve:

Year ended

    December 31, 1996         $2,774         $3,402             --                $5,141         $1,035

    December 31, 1995          1,810          5,467             --                 4,503          2,774

    December 31, 1994          1,319          7,983             --                 7,492          1,810

Timberland; [GRAPHIC]; Active Comfort Technology; ACT; Aero Balm;
B.S.F.P.; Balm Shelter; Black Ridge Mountain; Bootness; Boots, Shoes, Clothing, Wind, Water, Earth and Sky; Cream Buff; Fastpacker; Grime Squad; Guaranteed Waterproof Construction; Hydro Balm; Jackson Mountain; Mill River; More Quality Than You May Ever Need; Mountain to River; Nothing Can Stop You; TBL; The Boot Company; The Elements of Design are the Elements Themselves, Wind, Water, Earth and Sky; This is a trip; This is not baggage; This is your new best friend; Timberland 1049; Tims; Toporelief; Topozoic; Trail Grip; Treeline; Waximum; Weathergear; Where is your outdoors?; and Wind, Water, Earth, and Sky are trademarks or registered trademarks of The Timberland Company.


                         (C) The Timberland Company 1997
                              All Rights Reserved.

                                                                     983-10K1-97