Form 10-Q
period 1997-03-28
TIMBERLAND CO
filed 1997-05-09
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
     For the quarterly period ended March 28, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the transition period from                    to
                                    ------------------    ------------------

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

On May 2, 1997, 8,486,822 shares of the registrant's Class A Common Stock were outstanding and 2,733,832 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                Page(s)
                                                                -------

Independent Accountants' Report                                     1

Part I Financial Information (unaudited)
----------------------------

       Condensed Consolidated Balance Sheets -                    2-3
         March 28, 1997 and December 31, 1996

       Condensed Consolidated Statements of Operations -            4
         For the three months ended March 28, 1997
         and March 29, 1996

       Condensed Consolidated Statements of Cash Flows -            5
         For the three months ended March 28, 1997 and March 29, 1996

       Notes to Condensed Consolidated Financial Statements       6-7

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     8-10


Part II Other Information                                          11
-------------------------

                                                                       Form 10-Q
                                                                          Page 1

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------


To the Stockholders and Board of Directors of The Timberland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Timberland Company and subsidiaries as of March 28, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 28, 1997 and March 29, 1996. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Timberland Company and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated February 5, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Boston, Massachusetts


April 21, 1997

                                                                       Form 10-Q
                                                                          Page 2


Part I Financial Information
----------------------------


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                           March 28,    December 31,
                                                             1997           1996
                                                           ---------    ------------

Current assets
  Cash and equivalents                                     $ 95,894       $ 93,336
  Accounts receivable, net of allowance for doubtful
    accounts of $3,669 at March 28, 1997 and $3,540 at
    December 31, 1996                                        91,549        100,556
  Inventories                                               158,843        159,058
  Prepaid expenses                                            9,336          9,351
  Deferred and refundable income taxes                       10,434          9,167
                                                           --------       --------

           Total current assets                             366,056        371,468
                                                           --------       --------

Property, plant and equipment                               105,009        103,650
Less accumulated depreciation and amortization              (57,474)       (54,666)
                                                           --------       --------
           Net property, plant and equipment                 47,535         48,984
                                                           --------       --------

Excess of cost over fair value of net assets
  acquired, net                                              22,166         22,587

Other assets, net                                             5,325          6,547
                                                           --------       --------
                                                           $441,082       $449,586
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

                                                                       Form 10-Q
                                                                          Page 3


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    March 28,   December 31,
                                                                       1997         1996
                                                                    ---------   ------------

Current liabilities
  Current maturities of long-term debt                              $ 43,135      $ 17,778
  Accounts payable                                                    25,185        21,348
  Accrued expenses
    Payroll and related                                               13,414        15,173
    Interest and other                                                34,774        35,753
    Income taxes payable                                              10,856        11,813
                                                                    --------      --------

           Total current liabilities                                 127,364       101,865
                                                                    --------      --------

Long-term debt, less current maturities                              136,129       171,676
Deferred income taxes                                                 10,353        10,685

Stockholders' equity
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
    none issued                                                            -             -
  Class A Common Stock, $.01 par value (1 vote per share);
    30,000,000 shares authorized; 8,477,402 shares issued
    at March 28, 1997 and 8,430,998 shares at December 31, 1996           85            84
  Class B Common Stock, $.01 par value (10 votes per share);
    convertible into Class A shares on a one-for-one basis;
    15,000,000 shares authorized; 2,733,832 shares issued
    at March 28, 1997 and 2,734,301 shares at December 31, 1996           27            27
  Additional paid-in capital                                          62,736        61,806
  Retained earnings                                                  104,896       100,600
  Cumulative translation adjustment                                     (395)        2,963
  Less treasury stock at cost, 17,369 shares at March 28,
    1997 and 18,369 shares at December 31, 1996                         (113)         (120)
                                                                    --------      --------
                                                                     167,236       165,360
                                                                    --------      --------
                                                                    $441,082      $449,586
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

                                                                       Form 10-Q
                                                                          Page 4


                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                         For the
                                                    Three Months Ended
                                                    ------------------
                                               March 28,           March 29,
                                                 1997                1996
                                               --------            --------

Revenues                                       $150,684            $127,684
Cost of goods sold                               89,070              81,659
                                               --------            --------

    Gross profit                                 61,614              46,025
                                               --------            --------

Operating expenses
  Selling                                        39,235              32,464
  General and administrative                     11,463              10,058
  Amortization of goodwill                          421                 421
                                               --------            --------

    Total operating expenses                     51,119              42,943
                                               --------            --------

    Operating income                             10,495               3,082
                                               --------            --------

Other expense (income)
  Interest expense                                4,577               4,798
  Other, net                                       (219)               (143)
                                               --------            --------

    Total other expense                           4,358               4,655
                                               --------            --------

    Income (loss) before income taxes             6,137              (1,573)
                                               --------            --------

Provision (benefit) for income taxes              1,841                (598)
                                               --------            --------

    Net income (loss)                          $  4,296            $   (975)
                                               ========            ========

Earnings (loss) per share                      $    .37            $   (.09)
                                               ========            ========

Weighted average shares outstanding
    and share equivalents                        11,567              11,163
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

                                                                       Form 10-Q
                                                                          Page 5


                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     For the
                                                                Three Months Ended
                                                                ------------------
                                                               March 28,   March 29,
                                                                  1997        1996
                                                               --------    -------

Cash flows from operating activities:
  Net income (loss)                                            $  4,296    $  (975)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating activities:
      Deferred income taxes                                        (332)         1
      Depreciation and amortization                               4,930      4,866
      Increase (decrease) in cash from changes in
       working capital items:
        Accounts receivable                                       9,037       (866)
        Inventories                                              (1,570)    (2,671)
        Prepaid expenses                                           (151)        84
        Accounts payable                                          4,206     (6,216)
        Accrued expenses                                         (1,813)     4,494
        Income taxes                                             (2,081)      (831)
                                                               --------    -------
        Net cash provided (used) by operating activities         16,522     (2,114)
                                                               --------    -------


Cash flows from investing activities:
  Additions to property, plant and equipment, net                (2,701)    (3,491)
  Other, net                                                     (1,770)       125
                                                               --------    -------
        Net cash used by investing activities                    (4,471)    (3,366)
                                                               --------    -------

Cash flows from financing activities:
  Payments on long-term debt                                    (10,190)      (179)
  Issuance of common stock                                          938        103
                                                               --------    -------
        Net cash used by financing activities                    (9,252)       (76)
                                                               --------    -------

Effect of exchange rate changes on cash                            (241)       (22)
                                                               --------    -------
Net increase (decrease) in cash and equivalents                   2,558     (5,578)
Cash and equivalents at beginning of period                      93,336     38,389
                                                               --------    -------
Cash and equivalents at end of period                          $ 95,894    $32,811
                                                               ========    =======

Supplemental disclosures of cash flow information:
  Interest paid                                                $    452    $   304
  Income taxes paid                                               4,398        245


     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consisted of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. The results of operations for the three months ended March 28, 1997 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenues have been more heavily weighted to the second half of the year.

3.   Inventories consist of the following (in thousands):

                            March 28, 1997        December 31, 1996
                            --------------        -----------------
     Raw materials             $  9,974               $  9,770
     Work-in-process              4,530                  3,979
     Finished goods             144,339                145,309
                               --------               --------
                               $158,843               $159,058
                               ========               ========


4.   Earnings Per Share

     Earnings per share are computed using the weighted average number of common shares outstanding and share equivalents during each period, in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share."

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which will become effective during the fourth quarter of 1997. Had SFAS 128 been effective for the first quarter of 1997, basic earnings per share would have been $.38 per share and diluted earnings per share would have been $.37. The reported loss of $.09 per share for the first quarter of 1996 would have remained unchanged.

5.   Legal Proceedings

     The Company is involved in various litigation and legal matters which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial statements.

     The Company and two of its officers and directors have been named as defendants in two actions filed in the United States District Court for the District of New Hampshire, one filed by Jerrold Schaffer on December 12, 1994 and the other filed by Gershon Kreuser on January 4, 1995. On April 24, 1995, the District Court granted plaintiffs' motion, assented to by defendants, to consolidate the two actions.

                                                                       Form 10-Q
                                                                          Page 7

                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

5.   Legal Proceedings (continued)

     On June 23, 1995, plaintiffs filed a consolidated amended complaint (the "Amended Complaint") with the District Court. The Amended Complaint alleges that defendants violated federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements in 1994. Specifically, the Amended Complaint alleges that such statements and omissions had the effect of artificially inflating the market price for the Company's Class A Common Stock until the disclosure by the Company on December 9, 1994 of its expectation that results for the fourth quarter were not likely to meet analysts' anticipated levels. Damages are unspecified. On April 21, 1997, the parties reached preliminary agreement, subject to court approval, to settle this litigation. At this time, management does not expect the outcome of such litigation to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                                                                       Form 10-Q
                                                                          Page 8

                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


RESULTS OF OPERATIONS
---------------------

First Quarter 1997 Compared with First Quarter 1996
---------------------------------------------------

Revenues for the first quarter of 1997 were $150.7 million, an increase of $23.0 million, or 18.0%, compared to the $127.7 million reported for the first quarter of 1996.

Domestic revenues for the first quarter of 1997 were $93.1 million, an increase of $21.8 million, or 30.6%, from the same period in 1996. The increase primarily was attributed to footwear unit volume growth particularly in performance, classic boots and kids.

International revenues for the first quarter of 1997 were $57.6 million, an increase of $1.2 million, or 2.1%, over the comparable period in 1996. Increased European sales were partially offset by a decrease in sales to the Company's Asian distributor. This decrease was attributed to an inventory build-up by this distributor occurring in the first quarter of 1996 for the initial merchandising of anticipated store openings and a shift to a greater proportion of royalty-based revenue in 1997.

Footwear revenues for the first quarter of 1997 were $108.1 million, an increase of $14.4 million, or 15.4%, from the $93.7 million reported for the first quarter of 1996. This increase is primarily attributable to the increased unit volume discussed above. The average selling price of footwear for the first quarter of 1997 increased when compared to the same period in 1996. Revenues attributable to apparel and accessories increased $7.5 million, or 22.7%, to $40.5 million in the first quarter of 1997, compared to the same period in 1996. The increase was primarily due to increased unit sales. The average selling price of apparel and accessories was comparable in the first quarter of 1997 and 1996. Worldwide revenues from Timberland owned retail and factory stores for the first quarter of 1997 were $29.7 million, representing 19.7% of total revenues in the current quarter, compared to 18.3% in the first quarter of 1996. Domestic retail and factory store sales were up 25.0% for the first quarter of 1997, compared to the same period in 1996, and comparable retail and factory store sales increased 9.2%.

Gross profit as a percentage of revenues for the first quarter of 1997 was 40.9%, up 4.9 points from the 36.0% for the first quarter of 1996. The improvement in gross margin is due primarily to reductions in sales returns, allowances and markdowns, and a greater proportion of higher margin products introduced for Spring 1997.

Operating expenses were $51.1 million in the first quarter of 1997, up $8.2 million, or 19.0%, from the $42.9 million reported in the first quarter of 1996. Operating expenses as a percentage of revenues in the first quarter of 1997 were 33.9%, compared with 33.6% in the first quarter of 1996. The dollar increase compared to the prior year period was primarily attributable to increased selling expenses to support increased sales volume and, with respect to general and administrative expense, the expansion of European operations.

                                                                       Form 10-Q
                                                                          Page 9

Interest expense for the first quarter of 1997 decreased by $.2 million to $4.6 million from the comparable period in 1996, due to a reduction in long-term debt.

The effective income tax rate for the first quarter of 1997 was 30% compared to 38% for the first quarter of 1996 and 34% for the 1996 full year. The decrease is attributable to a relative increase in Puerto Rican sourced income, which is subject to a lower tax rate than the U.S. Federal rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash generated by operations during the first quarter of 1997 amounted to $16.5 million, compared to $2.1 million used during the same period in 1996. The improvement in operating cash flow was primarily due to a $9.0 million reduction in accounts receivable since year end 1996 and the $5.3 million improvement in earnings in the first quarter of 1997 compared to the first quarter of 1996. Days sales outstanding were 55 days at March 28, 1997 compared to 68 days at March 29, 1996. Inventories declined $24.2 million, or 13.2%, from March 29, 1996. Inventory turns were 2.2 times for the first quarter of 1997 compared to
1.7 times for the first quarter of 1996.

During the first quarter of 1997, $4.5 million of cash was used in investing activities compared to $3.4 million being used in the same period in 1996. Capital expenditures for the first quarter of 1997 were $2.7 million, compared to $3.5 million for the same period in 1996. During the first quarter of 1997, $9.3 million of cash was used by financing activities compared to $.1 million of cash used in the first quarter of 1996. The increase in cash used by financing activities is primarily due to the Company's prepayment of $10.0 million of unsecured notes in February 1997. On March 21, 1997, the Company's revolving credit agreement was amended to increase the amount of Senior Notes the Company may prepay in any year from $10 million to $55 million. The Company intends to prepay an additional $35.3 million of long-term debt in 1997 and has classified the prepayment in current maturities at March 28, 1997.

The Company uses unsecured revolving and committed lines of credit as the primary sources of financing for its seasonal and other working capital requirements. The Company's debt to capital ratio improved to 51.7% at March 28, 1997 from 53.4% at December 31, 1997 and 59.5% at March 29, 1996.

Management believes that the Company's capital needs for the remainder of 1997 will be met through its existing credit facilities and cash flows from operations without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K for the year ended December 31, 1996, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995", several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which will become effective during the fourth quarter of 1997. SFAS 128 will require the Company to restate all previously reported earnings per share

                                                                       Form 10-Q
                                                                         Page 10

information to conform with the new pronouncement's requirements. The Company does not expect that adoption of SFAS 128 will have a material impact on reported earnings per share.

                                                                       Form 10-Q
                                                                         Page 11

Part II  Other Information
--------------------------

Item 1. Legal Proceedings

        Reference is made to the litigation filed against the Company and two of its officers and directors, disclosed in Item 3 of the Company's Form 10-K for the year ended December 31, 1996. On April 21, 1997, the parties reached preliminary agreement, subject to court approval, to settle this litigation. At this time, management does not expect the outcome of such litigation to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K.
        (a) Exhibits

            Exhibit    Description
            -------    -----------

            10.12 Amendment No. 1 dated as of March 21, 1997 to the Credit Agreement dated as of June 21, 1996 among The Timberland Company, certain banks listed therein and Morgan Guaranty Trust Company of New York, as Agent.

            27         Financial Data Schedule

        (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the period covered by this report.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             The Timberland Company
                                             -----------------------------------
                                             (Registrant)


Date: May 9, 1997                            Keith D. Monda
      ---------------------------            -----------------------------------
                                             Keith D. Monda
                                             Senior Vice President -
                                             Finance and Administration
                                             and Chief Financial Officer


Date: May 9, 1997                            Dennis W. Hagele
      ---------------------------            -----------------------------------
                                             Dennis W. Hagele
                                             Vice President - Finance
                                             and Corporate Controller
                                             (Chief Accounting Officer)