Form 10-Q
period 1997-06-27
TIMBERLAND CO
filed 1997-08-08
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934
        For the quarterly period ended June 27, 1997
                                       -------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________to ______________

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


Registrant's telephone number, including area code: (603) 772-9500
                                                   -----------------------------


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

On August 4, 1997, 8,686,756 shares of the registrant's Class A Common Stock were outstanding and 2,605,432 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page(s)
                                                                        -------

Independent Accountants' Report                                             1

Part I Financial Information (unaudited)
----------------------------

       Condensed Consolidated Balance Sheets -                             2-3
         June 27, 1997 and December 31, 1996

       Condensed Consolidated Statements of Operations -                    4
         For the three and six months ended June 27, 1997
         and June 28, 1996

       Condensed Consolidated Statements of Cash Flows -                    5
         For the six months ended June 27, 1997 and June 28, 1996

       Notes to Condensed Consolidated Financial Statements                6-7

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8-10


Part II Other Information                                                11-12
-------------------------

                                                                       Form 10-Q
                                                                       Page 1







INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------


To the Stockholders and Board of Directors of The Timberland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Timberland Company and subsidiaries as of June 27, 1997, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 27, 1997 and June 28, 1996, and the related condensed consolidated statements of cash flows for the six-month periods ended June 27, 1997 and June 28, 1996. These condensed financial statements are the responsibility of the Company's management.

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


July 31, 1997

                                                                       Form 10-Q
                                                                          Page 2


Part I Financial Information
----------------------------


                             THE TIMBERLAND COMPANY

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       ASSETS
                                               (Dollars in Thousands)
                                                    (Unaudited)


                                                                                June 27,             December 31,
                                                                                  1997                   1996
                                                                                --------             ------------
Current assets
    Cash and equivalents                                                        $ 31,052               $ 93,336
    Accounts receivable, net of allowance for
      doubtful accounts of $3,807 at June 27, 1997 and $3,540 at
      December 31, 1996                                                           87,036                100,556
    Inventories                                                                  198,347                159,058
    Prepaid expenses                                                               9,454                  9,351
    Deferred and refundable income taxes                                          11,082                  9,167
                                                                                --------               --------

                    Total current assets                                         336,971                371,468
                                                                                --------               --------

Property, plant and equipment                                                    108,986                103,650
   Less accumulated depreciation and amortization                                (60,225)               (54,666)
                                                                                --------               --------
                    Net property, plant and equipment                             48,761                 48,984
                                                                                --------               --------


Excess of cost over fair value of net assets
    acquired, net                                                                 21,745                 22,587

Other assets, net                                                                  5,469                  6,547
                                                                                --------               --------

                                                                                $412,946               $449,586
                                                                                ========               ========





     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 3


                             THE TIMBERLAND COMPANY

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                                                                June 27,          December 31,
                                                                                  1997                1996
                                                                                --------          ------------
Current liabilities
     Current maturities of long-term debt                                       $ 27,802            $ 17,778
     Accounts payable                                                             33,482              21,348
     Accrued expenses
         Payroll and related                                                      14,722              15,173
         Interest and other                                                       26,069              35,753
         Income taxes payable                                                     11,923              11,813
                                                                                --------            --------

                  Total current liabilities                                      113,998             101,865
                                                                                --------            --------

Long-term debt, less current maturities                                          120,924             171,676
Deferred income taxes                                                              8,759              10,685

Stockholders' equity
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
         none issued                                                                   -                   -
     Class A Common Stock, $.01 par value (1 vote per share);
         30,000,000 shares authorized;  8,580,036 shares issued
         at June 27, 1997 and 8,430,998 shares at December 31, 1996                   86                  84
     Class B Common Stock, $.01 par value (10 votes per share);
         convertible into Class A shares on a one-for-one basis;
         15,000,000 shares authorized; 2,733,832 shares issued at
         June 27, 1997 and 2,734,301 shares at December 31, 1996                      27                  27
     Additional paid-in capital                                                   64,625              61,806
     Retained earnings                                                           105,453             100,600
     Cumulative translation adjustment                                              (813)              2,963
     Less treasury stock at cost, 17,369 shares at June 27,
         1997 and 18,369 shares at December 31, 1996                                (113)               (120)
                                                                                --------            --------
                                                                                 169,265             165,360
                                                                                --------            --------
                                                                                $412,946            $449,586
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

                                                                       Form 10-Q
                                                                          Page 4

                             THE TIMBERLAND COMPANY

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Amounts in Thousands, Except Per Share Data)
                                                    (Unaudited)

                                                                      For the                     For the
                                                                Three Months Ended            Six Months Ended
                                                               ----------------------      ----------------------
                                                               June 27,      June 28,      June 27,      June 28,
                                                                 1997          1996          1997          1996
                                                               --------      --------      --------      --------
Revenue                                                        $132,180      $113,648      $282,864      $241,332
Cost of goods sold                                               80,325        73,567       169,395       155,226
                                                               --------      --------      --------      --------

       Gross profit                                              51,855        40,081       113,469        86,106
                                                               --------      --------      --------      --------

Operating expenses
    Selling                                                      35,388        33,753        74,623        66,217
    General and administrative                                   12,106        11,529        23,569        21,587
    Amortization of goodwill                                        421           421           842           842
                                                               --------      --------      --------      --------

       Total operating expenses                                  47,915        45,703        99,034        88,646
                                                               --------      --------      --------      --------

       Operating income (loss)                                    3,940        (5,622)       14,435        (2,540)
                                                               --------      --------      --------      --------

Other expense (income)
    Interest expense                                              3,553         5,489         8,130        10,287
    Other, net                                                     (409)         (216)         (628)         (359)
                                                               --------      --------      --------      --------

       Total other expense                                        3,144         5,273         7,502         9,928
                                                               --------      --------      --------      --------

       Income (loss) before income taxes                            796       (10,895)        6,933       (12,468)
                                                               --------      --------      --------      --------

Provision (benefit) for income taxes                                239        (4,015)        2,080        (4,613)
                                                               --------      --------      --------      --------

       Net income (loss)                                       $    557      $ (6,880)     $  4,853      $ (7,855)
                                                               ========      ========      ========      ========

Earnings (loss) per share                                      $    .05      $   (.61)     $    .42      $   (.70)
                                                               ========      ========      ========      ========

Weighted average shares outstanding and share
    equivalents                                                  11,735        11,225        11,651        11,194
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

                                                                       Form 10-Q
                                                                          Page 5

                             THE TIMBERLAND COMPANY

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                                                                         For the
                                                                                     Six Months Ended
                                                                                --------------------------
                                                                                June  27,         June 28,
                                                                                  1997              1996
                                                                                --------          --------
Cash flows from operating activities:
   Net income (loss)                                                            $  4,853          $ (7,855)
   Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
          Deferred income taxes                                                   (1,926)                1
          Depreciation and amortization                                           10,425            10,394
          Increase (decrease) in cash from changes in working
            capital items:
            Accounts receivable                                                   13,894             8,072
            Inventories                                                          (41,451)          (28,521)
            Prepaid expenses                                                        (279)            1,330
            Accounts payable                                                      12,527             4,427
            Accrued expenses                                                      (9,358)               (5)
            Income taxes                                                          (1,689)             (829)
                                                                                --------          --------
               Net cash used by operating activities                             (13,004)          (12,986)
                                                                                --------          --------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                     -               681
   Additions to property, plant and equipment, net                                (8,694)           (6,410)
   Other, net                                                                     (2,323)              189
                                                                                --------          --------
               Net cash used by investing activities                             (11,017)           (5,540)
                                                                                --------          --------

Cash flows from financing activities:
   Payments on long-term debt                                                    (40,728)             (361)
   Issuance of common stock                                                        2,828               626
                                                                                --------          --------
               Net cash provided (used) by financing activities                  (37,900)              265
                                                                                --------          --------

Effect of exchange rate changes on cash                                             (363)             (191)
                                                                                --------          --------
Net decrease in cash and equivalents                                             (62,284)          (18,452)
Cash and equivalents at beginning of period                                       93,336            38,389
                                                                                --------          --------
Cash and equivalents at end of period                                           $ 31,052          $ 19,937
                                                                                ========          ========

Supplemental disclosures of cash flow information:
   Interest paid                                                                $  8,374          $  9,331
   Income tax (refund) paid                                                        5,812            (3,788)


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

2. The results of operations for the three and six months ended June 27, 1997 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.       Inventories consist of the following (in thousands):

                                        June 27, 1997       December 31, 1996
                                        -------------       -----------------
         Raw materials                    $  9,344              $  9,770
         Work-in-process                     5,679                 3,979
         Finished goods                    183,324               145,309
                                          --------              --------
                                          $198,347              $159,058
                                          ========              ========

4.       Earnings Per Share

         Earnings per share are computed using the weighted average number of common shares outstanding and share equivalents during each period, in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share."

         In February 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which will become effective during the fourth quarter of 1997. Had SFAS 128 been in effect for 1997, the reported earnings of $.05 per share for the three month period ended June 27, 1997 would have remained unchanged. For the six month period ended June 27, 1997, basic and diluted earnings per share would have been $.43 per share and $.42 per share, respectively. The reported loss of $.61 per share and $.70 per share for the three and six month periods ended June 28, 1996, respectively, would have remained unchanged.

5.       Legal Proceedings

         The Company is involved in various litigation and legal matters which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial statements.

         The Company and two of its officers and directors have been named as defendants in two actions filed in the United States District Court for the District of New Hampshire.

                                                                       Form 10-Q
                                                                          Page 7


                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in Thousands Except Per Share Data)


5.       Legal Proceedings (continued)

         The plaintiffs allege that defendants violated federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements in 1994. On July 9, 1997, the parties filed a Stipulation and Agreement of Compromise, Settlement and Release with the United States District Court for its approval. On July 31, 1997, the United States District Court entered an order preliminarily approving the Stipulation. At this time, management does not expect the outcome of such litigation to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


6.       Debt

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

                                                                       Form 10-Q
                                                                          Page 8




                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


RESULTS OF OPERATIONS
---------------------

Second Quarter 1997 Compared with Second Quarter 1996
-----------------------------------------------------

Revenue for the second quarter of 1997 was $132.2 million, an increase of $18.6 million, or 16.3%, compared with the $113.6 million reported in the second quarter of 1996.

Domestic revenue for the second quarter of 1997 was $98.5 million, an increase of $18.6 million, or 23.3%, from the same period in 1996. The increase primarily was attributed to footwear unit volume growth, particularly in performance and kids footwear products.

International revenue for the second quarter of 1997 was $33.6 million, which was relatively constant compared with the second quarter of 1996.

Footwear revenue for the second quarter of 1997 was $97.5 million, an increase of $10.8 million, or 12.4%, from the same period in 1996. The increase was primarily attributable to the increased unit volume discussed above. The average selling price of footwear was comparable in the second quarter of 1997 and 1996. Revenue attributable to apparel and accessories increased $8.1 million, or 32.7%, to $33.0 million in the second quarter of 1997, compared with the same period in 1996. The increase was primarily due to increased unit sales of prior seasons product and, to a lesser extent, an increase in average selling price.

Worldwide revenue from Timberland owned retail and factory stores for the second quarter of 1997 was $32.4 million, representing 24.5% of total revenue, compared with $27.1 million, or 23.9%, for the second quarter of 1996. Total domestic retail and factory store sales increased 10.6% for the second quarter of 1997, compared with the same period in 1996; however comparable domestic retail and factory store sales declined 2.2%

Gross profit as a percentage of revenue for the second quarter of 1997 was 39.2%, up 3.9 points from the 35.3% for the second quarter of 1996. The improvement in gross margin was due primarily to reductions in sales returns, allowances and markdowns, and, to a lesser extent, a greater proportion of higher margin footwear products.

Operating expenses were $47.9 million in the second quarter of 1997, up $2.2 million, or 4.8%, from the $45.7 million reported in the second quarter of 1996. Operating expenses as a percentage of revenue for the second quarter of 1997 declined to 36.2% from 40.2% for the second quarter of 1996. The dollar increase compared with the prior year period was primarily attributed to increased selling expense to support increased sales volume.

Interest expense for the second quarter of 1997 decreased by $1.9 million to $3.6 million from the comparable period in 1996, due to a reduction in long-term debt.

                                                                       Form 10-Q
                                                                          Page 9



Six Months ended June 27, 1997 Compared with Six Months ended June 28, 1996
---------------------------------------------------------------------------

Revenue for the first six months of 1997 was $282.9 million, an increase of $41.5 million, or 17.2%, from the $241.3 million for the comparable period in 1996.

Gross profit as a percentage of revenue for the first six months of 1997 was 40.1%, compared with 35.7% for the comparable period in 1996. This improvement is attributable to the same factors cited for the percentage increase in the second quarter of 1997 compared with the second quarter of 1996.

Operating expenses for the first half of 1997 increased by $10.4 million to $99.0 million from $88.6 million for the comparable period in 1996. The dollar increase compared with the prior year was primarily attributable to increased selling expenses to support the higher sales volume and, with respect to general and administrative expenses, the expansion of European operations.

Interest expense for the first six months of 1997 was $8.1 million, a decrease of $2.2 million from the comparable period in 1996, due to a reduction in long-term debt.

The effective tax rate for the first six months of 1997 was 30%, compared with a rate of 37% for the same period last year, and 34% for the 1996 full year. The decrease is attributable to a relative increase in Puerto Rican sourced income, which is subject to a lower tax rate than the U.S. Federal rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash used by operations during the first six months of 1997 and 1996 amounted to $13.0 million. Accounts receivable declined $13.5 million and inventory increased $39.3 million from year end 1996 to support future sales increases. Days sales outstanding at June 27, 1997 were 59 days compared with 69 days at June 28, 1996. Wholesale days sales outstanding decreased to 73 days at June 27, 1997 from 84 days at June 28, 1996. Inventories were $198.3 million at June 27, 1997, a $10.7 million, or 5.1% decline from June 28, 1996. Inventory turns were 1.8 times for the second quarter of 1997, compared with 1.5 times for the second quarter of 1996.

During the first six months of 1997, $11.0 million of cash was used in investing activities compared with $5.5 million used during the same period in
1996.   Capital expenditures for the first six months of 1997 were $8.7 million, compared with $6.4 million for the same period in 1996. During the first six months of 1997, $37.9 million of cash was used by financing activities compared with $.3 million of cash provided in the first six months of 1996. The increase in cash used by financing activities was primarily due to the Company's prepayment of $35.0 million of unsecured notes and $5.3 million of Industrial Revenue Bonds. On March 21, 1997, the Company's revolving credit agreement was amended to increase the amount of senior notes the Company may prepay in any year from $10 million to $55 million. The Company intends to prepay an additional $20.0 million of long-term debt in 1997 and has classified the prepayment in current maturities at June 27, 1997.

The Company has available unsecured revolving and committed lines of credit as sources of financing for it's seasonal and other working capital requirements. The Company's debt to capital ratio was 46.8% at June 27, 1997, compared with 53.4% at December 31, 1996 and 60.6% at June 28, 1996.

                                                                       Form 10-Q
                                                                         Page 10

As discussed in note 5, the United States District Court entered an order preliminarily approving the Stipulation and Agreement of Compromise, Settlement and Release filed by the parties on July 9, 1997. At this time, management does not expect the outcome of such litigation to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Management believes that the Company's capital needs for 1997 will be met through its existing credit facilities and cash flows from operations without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K for the year ended December 31, 1996, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995", several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"), which will become effective during the fourth quarter of 1997. SFAS 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. The Company does not expect that adoption of SFAS 128 will have a material impact on reported earnings per share.

                                                                       Form 10-Q
                                                                         Page 11


Part II Other Information
-------------------------

Item 1.  Legal Proceedings

         Reference is made to the litigation filed against the Company and two of its officers and directors, disclosed in Item 3 of the Company's Form 10-K for the year ended December 31, 1996 and Item 1 of the Company's Form 10-Q for the fiscal quarter ended March 28, 1997. On July 9, 1997, the parties filed a Stipulation and Agreement of Compromise, Settlement and Release with the United States District Court for its approval. On July 31, 1997, the United States District Court entered an order preliminary approving the stipulation. At this time, management does not expect the outcome of such litigation to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.



Item 4.  Submission of Matters to a Vote of Security Holders.
         (a)   The Company held its Annual Meeting of Stockholders on May 16,
               1997.

         (b) At such Annual Meeting proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

                                                         Total Votes for Each                         Total Votes Withheld
               Nominee                                         Director                                from Each Director
               -------                                   --------------------                         --------------------
               John F. Brennan                                 7,847,944                                     56,484
               Abraham Zaleznik                                7,846,609                                     57,819

               The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:

                                                         Total Votes for Each                         Total Votes Withheld
               Nominee                                         Director                                from Each Director
               -------                                   --------------------                         --------------------
               Robert M. Agate                                35,186,247                                     56,501
               Ian W. Diery                                   35,186,247                                     56,501
               John A. Fitzsimmons                            35,186,064                                     56,684
               Jeffrey B. Swartz                              35,183,144                                     59,604
               Sidney W. Swartz                               35,186,194                                     56,554

               There were no abstentions or broker non-votes with respect to the election of the director nominees.

               The stockholders approved a proposal to adopt the Company's 1997 Incentive Plan, a copy of which was set forth in Appendix A to the Proxy Statement sent to stockholders in connection with the Annual Meeting. There were 31,913,693 votes cast in favor of this proposal, 2,389,782 votes cast against this proposal, 22,256 abstentions and 917,017 broker non-votes.

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


                                             The Timberland Company
                                             -----------------------------------
                                             (Registrant)



Date: August 8, 1997                         /s/ Geoffrey J. Hibner
      ---------------                        -----------------------------------
                                                 Geoffrey J. Hibner
                                                 Senior Vice President -
                                                 Finance and Administration
                                                 and Chief Financial Officer



Date: August 8, 1997                         /s/ Dennis W. Hagele
      ---------------                        -----------------------------------
                                                 Dennis W. Hagele
                                                 Vice President Finance
                                                 and Corporate Controller
                                                 (Chief Accounting Officer)