Form 10-Q
period 1997-09-26
TIMBERLAND CO
filed 1997-11-10
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended September 26, 1997
                                        ------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

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

On November 3, 1997, 8,745,090 shares of the registrant's Class A Common Stock were outstanding and 2,605,432 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page(s)
                                                                       -------

Independent Accountants' Report                                            1

PART I FINANCIAL INFORMATION (unaudited)

       Condensed Consolidated Balance Sheets -
         September 26, 1997 and December 31, 1996                         2-3

       Condensed Consolidated Statements of Income -
         For the three and nine months ended September 26, 1997
         and September 27, 1996                                            4

       Condensed Consolidated Statements of Cash Flows -
         For the nine months ended September 26, 1997 and
         September 27, 1996                                                5

       Notes to Condensed Consolidated Financial Statements               6-7

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8-10


PART II OTHER INFORMATION                                                  11

                                                                       Form 10-Q
                                                                          Page 1







INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors of The Timberland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Timberland Company and subsidiaries as of September 26, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 26, 1997 and September 27, 1996, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 26, 1997 and September 27, 1996. These financial statements are the responsibility of the Company's management.

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


October 14, 1997

                                                                       Form 10-Q
                                                                          Page 2


PART I FINANCIAL INFORMATION


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                              September 26,         December 31,
                                                                                  1997                  1996
                                                                              -------------         ------------
Current assets
    Cash and equivalents                                                        $ 37,485              $ 93,336
      Accounts receivable, net of allowance for doubtful
      accounts of $5,416 at September 26, 1997 and $3,540                        165,589               100,556
      at December 31, 1996
    Inventories                                                                  168,790               159,058
    Prepaid expenses                                                               9,603                 9,351
    Deferred and refundable income taxes                                          15,148                 9,167
                                                                                --------              --------

                    Total current assets                                         396,615               371,468
                                                                                --------              --------

Property, plant and equipment                                                    112,342               103,650
Less accumulated depreciation and amortization                                   (63,860)              (54,666)
                                                                                --------              --------
                    Net property, plant and equipment                             48,482                48,984
                                                                                --------              --------


Excess of cost over fair value of net assets
    acquired, net                                                                 21,323                22,587

Other assets, net                                                                  4,270                 6,547
                                                                                --------              --------

                                                                                $470,690              $449,586
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

                                                                       Form 10-Q
                                                                          Page 3


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              September 26,      December 31,
                                                                                  1997               1996
                                                                                --------           --------

Current liabilities
      Current maturities of long-term debt                                      $ 27,000           $ 17,778
      Accounts payable                                                            29,324             21,348
      Accrued expenses
         Payroll and related                                                      21,333             15,173
         Interest and other                                                       43,879             35,753
         Income taxes payable                                                     25,961             11,813
                                                                                --------           --------

                   Total current liabilities                                     147,497            101,865
                                                                                --------           --------

Long-term debt, less current maturities                                          120,000            171,676
Deferred income taxes                                                              8,564             10,685

Stockholders' equity
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         none issued                                                                   -                  -
      Class A Common Stock, $.01 par value (1 vote per share);
         30,000,000 shares authorized;  8,735,793 shares issued
         at September 26, 1997 and 8,430,998 shares at December 31, 1996              87                 84
      Class B Common Stock, $.01 par value (10 votes per share);
         convertible into Class A shares on a one-for-one basis;
         15,000,000 shares authorized; 2,605,432 shares issued at
         September 26, 1997 and 2,736,302 shares at December 31, 1996                 26                 27
      Additional paid-in capital                                                  65,169             61,806
      Retained earnings                                                          130,410            100,600
      Cumulative translation adjustment                                             (950)             2,963
      Less treasury stock at cost, 17,369 shares at September 26,
         1997 and 18,369 shares at December 31, 1996                                (113)              (120)
                                                                                --------           --------
                                                                                 194,629            165,360
                                                                                --------           --------
                                                                                $470,690           $449,586
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

                                                                       Form 10-Q
                                                                          Page 4

                             THE TIMBERLAND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                  For the                         For the
                                                             Three Months Ended              Nine Months Ended
                                                          ------------------------        ------------------------
                                                          Sept 26,        Sept 27,        Sept 26,        Sept 27,
                                                            1997            1996            1997            1996
                                                          --------        --------        --------        --------
Revenue                                                   $274,699        $227,547        $557,563        $468,879
Cost of goods sold                                         168,058         144,246         337,453         299,472
                                                          --------        --------        --------        --------

       Gross profit                                        106,641          83,301         220,110         169,407
                                                          --------        --------        --------        --------

Operating expenses
    Selling                                                 52,242          40,357         126,865         106,574
    General and administrative                              13,691          11,250          37,260          32,837
    Amortization of goodwill                                   422             421           1,264           1,263
                                                          --------        --------        --------        --------

       Total operating expenses                             66,355          52,028         165,389         140,674
                                                          --------        --------        --------        --------

       Operating income                                     40,286          31,273          54,721          28,733
                                                          --------        --------        --------        --------

Other expense (income)
    Interest expense                                         3,438           4,856          11,568          15,143
    Other, net                                               1,195             243             567            (116)
                                                          --------        --------        --------        --------

       Total other expense                                   4,633           5,099          12,135          15,027
                                                          --------        --------        --------        --------

       Income before income taxes                           35,653          26,174          42,586          13,706
                                                          --------        --------        --------        --------

Provision for income taxes                                  10,696           9,273          12,776           4,660
                                                          --------        --------        --------        --------

       Net income                                         $ 24,957        $ 16,901        $ 29,810        $  9,046
                                                          ========        ========        ========        ========

Earnings per share                                        $   2.11        $   1.51        $   2.55        $    .81
                                                          ========        ========        ========        ========

Weighted average shares outstanding and share
    equivalents                                             11,807          11,169          11,703          11,185
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

                                                                       Form 10-Q
                                                                          Page 5

                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            For the
                                                                      Nine Months Ended
                                                                    -----------------------
                                                                    Sept 26,       Sept 27,
                                                                      1997           1996
                                                                    --------       --------
Cash flows from operating activities:
   Net income                                                       $ 29,810       $  9,046
   Adjustments to reconcile net income
       to net cash used by operating activities:
          Deferred income taxes                                       (8,103)             1
          Depreciation and amortization                               15,420         15,189
          Increase (decrease) in cash from changes in working
            capital items:
            Accounts receivable                                      (64,816)       (57,458)
            Inventories                                              (11,981)       (12,169)
            Prepaid expenses                                            (425)         2,678
            Accounts payable                                           8,421          4,875
            Accrued expenses                                          15,080         17,766
            Income taxes                                              14,322          7,508
                                                                    --------       --------
               Net cash used by operating activities                  (2,272)       (12,564)
                                                                    --------       --------

Cash flows from investing activities:
   Proceeds from sale of equipment                                         -            681
   Additions to property, plant and equipment, net                   (11,626)        (7,864)
   Other, net                                                         (2,538)            40
                                                                    --------       --------
               Net cash used by investing activities                 (14,164)        (7,143)
                                                                    --------       --------

Cash flows from financing activities:
   Payments on long-term debt                                        (42,454)          (545)
   Issuance of common stock                                            3,372            739
                                                                    --------       --------
               Net cash provided (used) by financing activities      (39,082)           194
                                                                    --------       --------

Effect of exchange rate changes on cash                                 (333)          (200)
                                                                    --------       --------
Net decrease in cash and equivalents                                 (55,851)       (19,713)
Cash and equivalents at beginning of period                           93,336         38,389
                                                                    --------       --------
Cash and equivalents at end of period                               $ 37,485       $ 18,676
                                                                    ========       ========

Supplemental disclosures of cash flow information:
   Interest paid                                                    $  8,749       $  9,312
   Income tax (refund) paid                                            5,812         (2,853)


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

2. The results of operations for the three and nine months ended September 26, 1997 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.       Inventories consist of the following (in thousands):

                                    September 26, 1997    December 31, 1996
                                    ------------------    -----------------
         Raw materials                   $  9,780              $  9,770
         Work-in-process                    6,421                 3,979
         Finished goods                   152,589               145,309
                                         --------              --------
                                         $168,790              $159,058
                                         ========              ========

4.       Earnings Per Share

         Earnings per share are computed using the weighted average number of common shares outstanding and share equivalents during each period, in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share."

         In February 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which will become effective during the fourth quarter of 1997. Had SFAS 128 been in effect for 1997, basic earnings per share for the three and nine month periods ended September 26, 1997 and September 27, 1996 would have been $2.20 and $2.65 per share and $1.52 and $.82 per share, respectively.

         On a diluted basis, earnings per share for the three and nine month periods ended September 26, 1997 and September 27, 1996 would have been the same as reported earnings per share.

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

         The Company and two of its officers and directors have been named as defendants in two actions filed in the United States District Court for

                                                                       Form 10-Q
                                                                          Page 7


                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in Thousands Except Per Share Data)


5.       Legal Proceedings (continued)

         the District of New Hampshire. The plaintiffs allege that the defendants violated federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements in 1994. On July 9, 1997, the parties filed a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation") with the United States District Court for its approval. On July 31, 1997, the United States District Court entered an order preliminarily approving the Stipulation. At this time, management does not expect the outcome of such litigation to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                                                                       Form 10-Q
                                                                          Page 8

                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

Revenue for the third quarter of 1997 was $274.7 million, an increase of $47.2 million, or 20.7%, compared with the $227.5 million reported in the third quarter of 1996.

Domestic revenue for the third quarter of 1997 was $197.7 million, an increase of $39.3 million, or 24.8%, from the same period in 1996. The increase primarily was attributable to footwear unit volume growth, particularly in performance, classic boots and kids footwear products.

International revenue for the third quarter of 1997 was $77.0 million, an increase of $7.9 million, or 11.4% compared with the third quarter of 1996. The increase primarily was attributable to footwear unit volume growth particularly in performance and kids footwear products.

Footwear revenue for the third quarter of 1997 was $210.8 million, an increase of $40.7 million, or 23.9%, from the same period in 1996. The increase was primarily attributable to the increased unit volume discussed above. The average selling price of footwear for the third quarter of 1997 declined compared with the same period in 1996 due to a greater proportion of kids footwear products. Revenue attributable to apparel and accessories increased $6.0 million, or 10.6%, to $61.9 million in the third quarter of 1997, compared with the same period in 1996. The increase was primarily due to increased unit volume. The average selling price of apparel and accessories declined for the third quarter of 1997 compared with the same period in 1996.

Worldwide revenue from Company owned retail and factory stores for the third quarter of 1997 was $47.8 million, representing 17.4% of total revenue, compared with $46.1 million, or 20.3%, for the third quarter of 1996. Total domestic retail and factory store sales increased 1.1%, compared with the same period in 1996; however comparable domestic retail and factory store sales declined 6.0%.

Gross profit as a percentage of revenue for the third quarter of 1997 was 38.8%, up 2.2 points from 36.6% for the third quarter of 1996. The improvement in gross margin was due primarily to a greater proportion of higher margin footwear products, fewer off-price sales and continuing reductions in sales returns, allowances and markdowns.

Operating expenses were $66.4 million in the third quarter of 1997, up $14.3 million, or 27.5%, from the $52.0 million reported in the third quarter of 1996. Operating expenses as a percentage of revenue for the third quarter of 1997 increased to 24.2% from 22.9% for the third quarter of 1996. The increase compared with the prior year period was primarily attributable to increased selling expense to support increased sales volume on increased investment in marketing the Timberland(R) brand and in continuing to build a footwear product development organization.

Interest expense for the third quarter of 1997 decreased by $1.4 million to $3.4 million from the comparable period in 1996, due to a reduction in long-term debt.

                                                                       Form 10-Q
                                                                          Page 9

NINE MONTHS ENDED SEPTEMBER 26, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 27, 1996

Revenue for the first nine months of 1997 was $557.6 million, an increase of $88.7 million, or 18.9%, from the $468.9 million for the comparable period in 1996.

Domestic revenue for the first nine months of 1997 was $389.3 million, an increase of $79.7 million, or 25.7%, from the same period in 1996. The increase primarily was attributable to the same factors cited for the increase in the third quarter of 1997 compared with the third quarter of 1996.

International revenue for the first nine months of 1997 was $168.3 million, an increase of $9.0 million, or 5.6%, from the same period in 1996.

Footwear revenue for the first nine months of 1997 was $416.3 million, an increase of $65.9 million, or 18.8%, from the same period in 1996. Revenue attributable to apparel and accessories for the first nine months of 1997 was $135.4 million, an increase of $21.6 million, or 19.0%, from the same period in 1996. The increase in both footwear and apparel and accessories was primarily due to increased unit volume.

Worldwide revenue from Company owned retail and factory stores for the first nine months of 1997 was $110.0 million, representing 19.7% of total revenue, compared with $96.6 million, or 20.6%, for the first nine months of 1996. Total domestic retail and factory store sales increased 9.3% for the first nine months of 1997 compared with the same period in 1996; however comparable domestic retail and factory store sales declined 1.5%.

Gross profit as a percentage of revenue for the first nine months of 1997 was 39.5%, compared with 36.1% for the comparable period in 1996. This improvement was attributable to the same factors cited for the percentage increase in the third quarter of 1997 compared with the third quarter of 1996.

Operating expenses for the first nine months of 1997 increased by $24.7 million to $165.4 million from $140.7 million for the comparable period in 1996. The increase compared with the prior year was primarily attributable to increased selling expenses to support the higher sales volume, increased investments in marketing the Timberland(R) brand and in continuing to build a footwear product development organization, and with respect to general and administrative expenses, the expansion of European operations.

Interest expense for the first nine months of 1997 was $11.6 million, a decrease of $3.6 million from the comparable period in 1996, due to a reduction in long-term debt.

The effective tax rate for the first nine months of 1997 was 30%, compared with a tax rate of 34% for the same period last year. The decrease was attributable to a relative increase in Puerto Rican sourced income, which is subject to a lower tax rate than the U.S. Federal rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations during the first nine months of 1997 was $2.3 million compared with $12.6 million used during the same period in 1996. Accounts receivable increased $ 65.0 million and inventory increased $9.7 million from year end 1996. Days sales outstanding at September 26, 1997 were 54 days compared with 60 days at September 27, 1996. Wholesale days sales outstanding decreased to 62 days at September 26, 1997 from 70 days at September 27, 1996. Inventories were $168.8 million at September 26, 1997, a $24.0 million, or 12.4% decline from September 27, 1996. Inventory turns were 3.5 times for the third quarter of 1997, compared with 2.8 times for the third quarter of 1996.

During the first nine months of 1997, $14.2 million of cash was used in investing activities compared with $7.1 million used during the same period in 1996. Capital expenditures for the first nine months of 1997 were $11.6 million, compared with $7.9 million for the same period in 1996. During the first nine months of 1997, $39.1 million of cash was used by financing activities compared with $.2 million of cash provided in the first nine months of 1996. The increase in cash used by financing activities was primarily due to the Company's prepayment of $35.0 million of unsecured notes and $5.3 million of Industrial Revenue Bonds. On March 21, 1997, the Company's revolving credit agreement was amended to increase the amount of senior notes the Company may prepay in any year from $10 million to $55 million. The Company intends to prepay an additional $20.0 million of long-term debt in 1997 and has classified the prepayment in current maturities at September 26, 1997.

The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. The Company's debt to capital ratio was 43.0% at September 26, 1997, compared with 53.4% at December 31, 1996 and 57.6% at September 27, 1996.

                                                                       Form 10-Q
                                                                         Page 10

As discussed in note 5 to the condensed consolidated financial statements, on July 31, 1997, the United States District Court entered an order preliminarily approving the Stipulation and Agreement of Compromise, Settlement and Release filed by the parties on July 9, 1997. At this time, management does not expect the outcome of such litigation to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                                                                       Form 10-Q
                                                                         Page 11


PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to the litigation filed on December 12, 1994 against the Company and two of its officers and directors, disclosed in Item 3 of the Company's Form 10-K for the year ended December 31, 1996 and
         Item 1 of the Company's Forms 10-Q for the fiscal quarters ended March 28, 1997 and June 27, 1997. On July 9, 1997, the parties filed a Stipulation and Agreement of Compromise, Settlement and Release with the United States District Court for the District of New Hampshire for its approval. On July 31, 1997, the United States District Court entered an order preliminarily approving the Stipulation. At this time, management does not expect the outcome of such litigation to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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


                                             The Timberland Company
                                             -----------------------------------
                                             (Registrant)



Date: November 10, 1997                      /s/ Geoffrey J. Hibner
      ------------------                     -----------------------------------
                                             Geoffrey J. Hibner
                                             Senior Vice President -
                                             Finance and Administration
                                             and Chief Financial Officer



Date: November 10, 1997                      /s/ Dennis W. Hagele
      -----------------                      -----------------------------------
                                             Dennis W. Hagele
                                             Vice President Finance
                                             and Corporate Controller
                                             (Chief Accounting Officer)