Form 10-K405
period 1997-12-31
TIMBERLAND CO
filed 1998-03-26
CIK 814361

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                         PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

                          Commission File Number 1-9548

                             The Timberland Company
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              02-0312554
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

200 Domain Drive, Stratham, New Hampshire                           03885
(Address of Principal Executive Office)                          (Zip Code)

       Registrant's telephone number, including area code: (603) 772-9500

           Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                   Name of each exchange
            Class A Common Stock,                   on which registered
           par value $.01 per share               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of Class A Common Stock of the registrant held by non-affiliates of the registrant was approximately $659,766,322 on March 3, 1998. For purposes of the foregoing sentence the term "affiliate" includes each director and executive officer of the registrant. See Item 12 of this Form 10-K. 9,047,096 shares of Class A Common Stock and 2,338,162 shares of Class B Common Stock of the registrant were outstanding on March 3, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the registrant's Annual Report to security holders for the fiscal year ended December 31, 1997 are incorporated by reference in Part I,
Item 1 regarding foreign and domestic sales and Part II, Items 5, 6, 7 and 8 of this Form 10-K. Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

         The Timberland Company was incorporated in Delaware on December 20, 1978, and is the successor to Abington Shoe Company, which was incorporated in Massachusetts in 1933 (The Timberland Company, together with its subsidiaries, is referred to herein as "Timberland" or the "Company," unless the context indicates otherwise). The Company designs, develops, engineers, markets and distributes, under the Timberland(R) brand, premium-quality footwear, apparel and accessories products for men, women and children. Timberland(R) products provide functional performance, classic styling and lasting protection from the elements. The Company believes that the combination of these features distinguishes the Timberland brand from competing brands and makes Timberland products an outstanding value.

         Timberland products are sold primarily through independent retailers, better-grade department stores and athletic stores which reinforce the high level of quality, performance and service associated with the Timberland brand. In addition, Timberland(R) specialty stores and Timberland(R) factory outlet stores are dedicated exclusively to selling Timberland products.

         The Company's operating strategy is targeted to five specific areas: product, distribution, marketing, business systems and community. During 1997, the Company continued to focus its efforts on achieving the goals of profitable revenue growth, growing earnings faster than revenue, controlling operating and capital expenditures and generating positive cash flow. The Company introduced new product lines, including an expanded kids' footwear line, a boys' apparel line and new enthusiast and recreational hiking performance footwear products. The Company also continued to shift production of its footwear products to third party manufacturers.

CURRENT PRODUCTS

         The Company's products fall into two groups - footwear products and apparel and accessories products (including product care and licensed products). Revenue from sales of the Company's footwear products represented 75.4%, 74.8% and 74.9% of total product sales for 1997, 1996 and 1995, respectively. Revenue attributable to sales of apparel and accessories products represented 24.6%, 25.2% and 25.1% of total product sales for 1997, 1996 and 1995, respectively.

         FOOTWEAR

         In 1973, the Company produced its first pair of waterproof leather boots under the Timberland brand. The Company currently offers a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components, and advanced construction methods. The Company's footwear design and development group is organized into the following teams: men's footwear, women's footwear, performance footwear, boots and kids' footwear. Each team is responsible for all aspects of the footwear development process.

         Timberland(R) men's and women's footwear products include the Work Casual, Casual and Rugged Casual collections. Timberland(R) performance footwear products are designed to meet the demanding needs of the outdoor enthusiast or recreationalist who engages in a variety of outdoor activities, and include the Enthusiast Hiking, Recreational Hiking, Multi-Purpose Outdoor, Walking and Amphibious collections. These products feature advanced technologies such as Active Comfort Technology(TM) (ACT(TM)), a system developed by the Company that wicks moisture away from the foot and improves comfort and performance, Timberland's patent pending Advanced Combination Construction, which is designed to deliver forefoot flexibility and rear-foot stability, and B.S.F.P.(TM), a motion efficiency system designed to deliver improved traction, energy-return and length of wear. Timberland(R) boots include the classic work boots for which the Company is widely recognized. Timberland(R) kids' footwear products are scaled-down versions of the same high-quality adult footwear products.

         APPAREL AND ACCESSORIES

         Timberland(R) men's apparel products consist primarily of rugged outerwear, sweaters, shirts, pants and shorts. These products feature, in certain models, premium waterproof leathers, waterproof and water resistant fabric, rust-proof hardware, canvas, denim, high-quality specialty cotton, wool and other quality performance materials. In 1997, the Company offered a limited women's apparel line of classic items and performance outerwear, distributed principally through Timberland(R) specialty stores and through several premium retailers outside the United States. Timberland's adult apparel product offerings for the Spring and Fall 1998 seasons will be only for men. The Company is currently evaluating alternatives for the production and distribution of women's apparel, including third party licensing.

         Timberland(R) accessories for men, women and children include all products sold under the Timberland(R) brand other than footwear and apparel products. Many of these products, including watches, men's belts, day packs and travel gear, socks and legwear, gloves, eyewear and men's small leather goods, are designed, manufactured and distributed pursuant to licensing agreements with third parties. These licensing agreements are intended to expand the Timberland brand to appropriate and well-defined product categories in a manner designed to benefit from the expertise of the licensees and to reduce the risks to the Company associated with pursuing such opportunities. Timberland receives a royalty on sales of these licensed products. Timberland accessories also include caps and hats, leather care products and a limited collection of leather goods, including luggage, briefcases, handbags, wardrobe accessories and small leather goods.

         Timberland introduced a boys' apparel collection in Timberland specialty stores in the United States for the Holiday 1997 selling season. Timberland(R) boys' apparel products are designed in France and manufactured pursuant to a license agreement with Albert, S.A. In 1998, an expanded collection of Timberland boys' apparel products will be available, with broader distribution in both Timberland specialty stores and key wholesale accounts in Europe and the Middle East.

PRODUCT SALES

         WHOLESALE OPERATIONS

         Timberland(R) products are sold in the United States and internationally primarily through independent retailers, better-grade department stores and athletic stores which reinforce the high level of quality, performance and service associated with the Timberland(R) brand.

         United States: The Company's wholesale customer accounts within the United States range from better-grade department and retail stores to athletic stores. Many of these wholesale accounts merchandise Timberland products in selling areas dedicated exclusively to Timberland products, or "concept shops." These accounts are serviced through a combination of field and corporate-based sales teams aligned with these channels. The Company also services its wholesale accounts through its principal showroom in New York City and two regional showrooms located in Dallas and Seattle. In 1997, 1996 and 1995, 72.6%, 70.4% and 70.2%, respectively, of the Company's revenue was generated in the United States.

         International: Timberland products are sold internationally by the Company through its operating divisions in the United Kingdom, France, Germany, Italy, Spain and Austria and by distributors, franchisees and commission agents in Europe, the Middle East and North Africa, Central America, South America and the Asia/Pacific region. The Company's European operating divisions provide support for the sale of Timberland products to wholesale customers in their respective countries and, in certain instances, to distributors, franchisees and commission agents in other countries. In 1997, 1996 and 1995, 27.4%, 29.6% and 29.8%, respectively, of the Company's revenue was generated outside of the United States.

         RETAIL OPERATIONS

         In addition to the Company's wholesale customers, Timberland(R) specialty stores and Timberland(R) factory outlet stores are dedicated exclusively to selling Timberland products. These two types of stores are operated by the Company in the United States and in parts of Europe, and by certain of the Company's distributors and franchisees in parts of Europe, the Middle East, Central America, South America and the Asia/Pacific region. In 1997, 1996 and 1995, revenue from Company-operated specialty and factory outlet stores accounted for 22.7%, 23.5% and 19.6%, respectively, of the Company's revenue.

         In addition to providing an environment to showcase the Timberland(R) brand as an integrated source of footwear, apparel and accessories, Timberland specialty stores provide sales and consumer-trend information which assists the Company in developing its marketing strategies, including point-of-purchase marketing materials. The training and customer service programs established in the Company's specialty stores also serve as models which may be adopted by the Company's other retail accounts. At December 31, 1997, the Company operated 30 specialty stores worldwide.

         The Company's factory outlet stores serve as the primary channel for the sale of factory-second, discontinued and excess products, and are intended to protect and control the integrity of the Timberland brand and to maximize the return associated with the sale of such products. At December 31, 1997, the Company operated 43 factory outlet stores worldwide.

DISTRIBUTION

         The Company distributes its products in North America through Company-managed distribution facilities located in Danville, Kentucky and Grove City, Ohio and a third party-managed facility located in City of Industry, California. The Company distributes its products in Europe through a new facility managed by the Company in Enschede, Holland.

         During 1997, the Company continued to consolidate and centralize its distribution center operations in North America and Europe. The Company announced that it will consolidate the apparel and accessories distribution functions conducted at the Grove City facility into the Danville facility. The Grove City facility will be closed in 1998 when the lease on that facility expires. In addition, the Company is constructing a build-to-suit, Company-managed facility in Ontario, California to replace the City of Industry facility. The Company also completed in 1997 the consolidation of all of its European distribution facilities into the Enschede centralized facility. When the Company completes these consolidation plans, it will have reduced the number of distribution facilities in the United States from eight to two, and in Europe from five third-party operated facilities to one Company-managed facility.

ADVERTISING AND MARKETING

         The Company's advertising campaigns are designed to increase brand awareness among consumers and to emphasize the features that distinguish the Timberland(R) brand from competing brands and make Timberland(R) products an outstanding value. Timberland's product and territory licensing arrangements also require licensees to fund marketing campaigns, over which Timberland maintains approval rights to ensure consistent and effective brand presentation.

         The Company's national and regional advertising campaigns appeared mainly in various active-lifestyle, fashion and sports-focused consumer periodicals and trade press outlets during 1997. The Company reinforced these advertising campaigns with a variety of in-store promotions, point-of-purchase marketing materials and cooperative advertising programs with its retailers, as well as retail sales clerk training and other sales incentive programs and promotional campaigns. The Company also promoted its products at various industry trade shows in the United States and internationally. The Company's advertising campaigns were focused on the second half of 1997, particularly on the third quarter, when the Company's revenue historically has been highest.

SEASONALITY

         In 1997, as historically has been the case, the Company's revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to the Company's retail operations typically represented a larger percentage of revenue in the first two quarters of 1997 than in the last two quarters of 1997. The Company expects this seasonality to continue in 1998.

BACKLOG

         At December 31, 1997, Timberland's backlog of orders from its customers was approximately $186 million, compared to $129 million at December 31, 1996 and $102 million at December 31, 1995. While all orders in the backlog are subject to cancellation by customers, the Company expects that the majority of such orders will be filled in 1998. The Company does not believe that its order backlog at year-end is representative of the orders which will be filled during 1998, due to the risk that such orders could be canceled, the seasonality of the Company's revenue described above and the portion of the Company's sales historically made up of "at-once" orders, the planning for which is more difficult than "future" orders.

MANUFACTURING

         The Company's two manufacturing facilities are located in Puerto Rico and the Dominican Republic. During 1997, the Company manufactured approximately 28% of its footwear unit volume, compared to approximately 35% during 1996 and 40% during 1995. The remainder of the Company's footwear products and all of its apparel and accessories (excluding licensed products, the manufacture of which is the responsibility of the Company's licensees) were produced by independent manufacturers in Asia, Europe, South America and Mexico. Approximately 27%, 10% and 6% of the Company's 1997 footwear unit volume was produced by three independent manufacturers located in China, Thailand and the Czech Republic, respectively. No other independent manufacturer produced more than 5% of the Company's footwear unit volume in 1997. The Company currently plans to retain its internal manufacturing capability in order to continue benefiting from expertise gained with respect to footwear manufacturing methods conducted at its manufacturing facilities.

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

         The Company maintains a quality management group, which develops, reviews and updates the Company's quality and production standards. To help ensure such standards are being met, the group also conducts product quality audits at the Company's and independent manufacturers' factories and distribution centers. The Company has offices in Bangkok, Thailand and Taichung, Taiwan, and plans to open an office in Zhu Hai, China, to supervise the Company's sourcing activities conducted in the Asia/Pacific region.

RAW MATERIALS

         In 1997, four suppliers provided more than 60%, in the aggregate, of the Company's leather purchases. One of these suppliers provided approximately 30% of the Company's leather purchases in 1997. The Company has no reason to believe that leather will not continue to be available from these or alternative sources. The Company has established a central network of suppliers through which the Company's manufacturing facilities and independent manufacturers can purchase raw materials. In 1998, the Company expects to increase sourcing of leather from premier Asian tanneries that process United States hides, including current suppliers, in an effort to reduce lead times while maintaining the Company's high quality standards. The Company believes that key strategic alliances with leading raw material vendors help reduce the cost and provide greater consistency of raw materials procured to produce Timberland(R) products and improve compliance with the Company's production standards.

TRADEMARKS AND TRADE NAMES; PATENTS; RESEARCH & DEVELOPMENT

         The Company's principal trade name is The Timberland Company and the Company's principal trademarks are TIMBERLAND and the TREE DESIGN LOGO, which have been registered in the United States and several foreign countries. Other Company trademarks or registered trademarks are Active Comfort Technology; ACT; Aero Balm; B.S.F.P.; Balm Shelter; Black Ridge Mountain; Bootness; Cream Buff; Euro Rec; Euro TecRec; Fastpacker; Grime Squad; Guaranteed Waterproof Construction; Hydro Balm; Jackson Mountain; Lockseam; Mill River; More Quality Than You May Ever Need; Mountain to River; TBL; The Boot Company; This is a trip; This is not baggage; This is your new best friend; Trail Grip; Treeline; Waximum; Weathergear; and Wind, Water, Earth, and Sky; as well as the following design logos:

                                [TIMBERLAND LOGO]
                                    [GRAPHIC]
                                    [GRAPHIC]
                                    [GRAPHIC]
                                    [GRAPHIC]
                                    [GRAPHIC]

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

COMPETITION

         The Company's footwear, apparel and accessories products are marketed in highly competitive environments which are subject to rapid changes in consumer preference. Although the footwear industry is fragmented to a great degree, many of the Company's competitors are larger and have substantially greater resources than the Company, including athletic shoe companies, many of which compete directly with some of the Company's products. In addition, the Company faces competition from retailers that are establishing products under private labels which compete with the Company's products.

         The Company does not believe that any of its principal competitors offers a complete line of products that provide the same quality and performance as the complete line of Timberland(R) footwear, apparel and accessories products. However, the Company does have a variety of major competitors in each of its separate product categories.

         The Company has at least nine major competitors in classic work boot sales, at least seven major competitors in rugged casual footwear sales, at least twelve major competitors in performance footwear sales, at least thirteen major competitors in dress casual footwear sales and at least six major competitors in kids' footwear sales. The Company's major competitors for its footwear products are located principally in the United States. The Company also faces competition from many international footwear manufacturers.

         The Company's line of men's apparel faces competition from at least twelve major apparel companies in the United States and from a variety of major apparel companies internationally. The Company's lines of footwear and apparel face competition from at least two direct mail companies in the United States.

         Product quality, performance, design, styling and pricing, as well as consumer awareness, are all important elements of competition in the footwear, apparel and accessories markets served by the Company. Although changing fashion trends generally affect demand for particular products, the Company believes that, because of the functional performance, classic styling and high quality of Timberland(R) footwear products, demand for Timberland footwear products (except for the more fashion-focused models in the Timberland(R) women's casual footwear line) is less sensitive to changing trends in fashion than other products that are designed specifically to meet such trends.

ENVIRONMENTAL MATTERS

         Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company, based on information and circumstances known to the Company at this time.

EMPLOYEES

         At December 31, 1997, the Company had approximately 5,100 employees worldwide. Management considers its employee relations to be good. None of the Company's employees is represented by a labor union, and the Company has never suffered a material interruption of business caused by labor disputes.

BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA

         The Company operates in a single industry segment which includes the designing, engineering, marketing and distribution of footwear, apparel and accessories products for men, women and children. Information regarding revenue, operating income and identifiable assets attributable to each of the geographic areas in which the Company operates, and the amount of export sales to unaffiliated customers in the aggregate, is set forth in Note 12 to the Company's consolidated financial statements, entitled "Industry Segment and Geographical Area Information," appearing in the Company's 1997 Annual Report to security holders, which information is incorporated herein by reference.

ITEM 2.  PROPERTIES

         Since April 1994, the Company has leased its worldwide headquarters located in Stratham, New Hampshire, under a lease which expires in July 1999, with an option to extend the term for one year. The Company considers its headquarters facilities adequate and suitable for its current needs.

         The Company leases its manufacturing facilities, which are located in Isabela, Puerto Rico, and Santiago, Dominican Republic. These manufacturing facilities are occupied under 11 leasing arrangements, which expire on various dates through January 2002. The Company owns its distribution facility in Danville, Kentucky, and leases its facilities in Grove City, Ohio, and Enschede, Holland. The Company leases all of its specialty and factory outlet stores. The Company's subsidiaries also lease office and warehouse space to meet their individual requirements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various litigation and legal matters which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial statements.

         The Company and two of its officers and directors were named as defendants in two actions filed in the United States District Court for the District of New Hampshire, one filed by Jerrold Schaffer on December 12, 1994, and the other filed by Gershon Kreuser on January 4, 1995. On April 24, 1995, the District Court granted plaintiffs' motion, assented to by defendants, to consolidate the two actions. On June 23, 1995, plaintiffs filed a consolidated amended complaint (the "Amended Complaint") with the District Court. The Amended Complaint alleged that defendants violated federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements in 1994. On July 9, 1997, the parties filed a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation") with the District Court for approval. On July 31, 1997, the District Court entered an order preliminarily approving the Stipulation. On December 29, 1997, the District Court entered an order granting final approval of the Stipulation. Under the terms of the Stipulation, the settlement of this litigation was final and effective on January 29, 1998. The settlement of this litigation did not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information is submitted as to the executive officers of the
Company:

       NAME              AGE           POSITION
       ----              ---           --------
Sidney W. Swartz         62            Chairman of the Board, President, Chief Executive
                                       Officer and Director

Jeffrey B. Swartz        38            Executive Vice President, Chief Operating Officer and Director

Geoffrey J. Hibner       48            Senior Vice President-Finance and Administration and
                                       Chief Financial Officer

Kenneth P. Pucker        35            Senior Vice President and General Manager-Footwear

Gregory W. VanWormer     42            Senior Vice President-Marketing

Dennis W. Hagele         54            Vice President-Finance and Corporate Controller
                                       (Chief Accounting Officer)

Danette Wineberg         51            Vice President and General Counsel


      All executive officers serve at the discretion of the Board of Directors.

      Sidney W. Swartz has served the Company as Chairman of the Board, Chief Executive Officer and President since June 1986.

      Jeffrey B. Swartz has served the Company as Chief Operating Officer since May 1991 and as Executive Vice President since March 1990. He is also a Director of Central Tractor Farm & Country, Inc. Jeffrey Swartz is the son of Sidney W. Swartz.

      Geoffrey J. Hibner joined the Company in May 1997 as Senior Vice President-Finance and Administration and Chief Financial Officer. From August 1995 until joining the Company, Mr. Hibner served as the Chief Financial Officer of Frontier Technologies Corporation. From July 1988 to January 1995, Mr. Hibner was the Vice President, Finance for Universal Foods Corporation.

      Kenneth P. Pucker became the Company's Senior Vice President and General Manager-Footwear effective December 1997. Mr. Pucker joined the Company in June 1992 as Director-Manufacturing Operations. He was promoted to Vice President-Operations effective February 1993; General Manager-The Outdoor Footwear Company (a subsidiary of the Company) effective October 1993; Vice President-Strategic Initiatives effective January 1995; and Vice President and General Merchandising Manager-Footwear effective April 1996.

      Gregory W. VanWormer became the Company's Senior Vice President-Marketing in September 1997. Mr. VanWormer joined the Company in May 1994 as Senior Vice President-Retail. Mr. VanWormer was promoted to Senior Vice President and General Manager-Apparel/Retail effective January 1995 and Senior Vice President and General Manager-Apparel/Retail/Marketing effective January 1996. From August 1991 to April 1994, Mr. VanWormer was the Vice President-General Merchandise Manager of G.H. Bass & Co.

      Dennis W. Hagele joined the Company in October 1994 as Vice
President-Finance and Corporate Controller. From July 1993 to September 1994, Mr. Hagele was an independent financial consultant; and from August 1981 to June 1993, he was Assistant Controller of Sara Lee Corporation.

      Danette Wineberg joined the Company in October 1997 as Vice President and General Counsel. From November 1993 until joining the Company, Ms. Wineberg was General Counsel for Little Caesar Enterprises, Inc. From September 1986 to November 1993, Ms. Wineberg served in a number of corporate counsel positions for Highland Superstores, Inc., most recently as Vice President-Administration and Corporate Counsel.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information required by this item is included in the registrant's 1997 Annual Report to security holders under the caption "Quarterly Market Information and Related Matters" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

      The information required by this item is included in the registrant's 1997 Annual Report to security holders under the caption "Five Year Summary of Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is included in the registrant's 1997 Annual Report to security holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is included in the registrant's 1997 Annual Report to security holders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 4A of Part I of this report and to the information under the caption "Information with Respect to Nominees" in the registrant's definitive proxy statement (the "registrant's 1998 Proxy Statement") relating to its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the registrant's fiscal year ended December 31, 1997, which information is incorporated herein by reference. Reference is also made to the information set forth in the registrant's 1998 Proxy Statement with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Executive Compensation" in the registrant's 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's 1998 Proxy Statement, which information is incorporated herein by reference. For purposes of calculating the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant appearing on the cover page of this report, the shares owned by The Sidney W. Swartz 1982 Family Trust, The Swartz Foundation and The Sidney and Judith Swartz Charitable Remainder Unitrust have not been considered owned by an affiliate.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information set forth under the caption "Certain Relationships and Related Transactions" in the registrant's 1998 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements. The following financial statements appearing in the Company's 1997 Annual Report to security holders are incorporated by reference in this report:

ANNUAL REPORT

                                                                         PAGE
                                                                         ----
Consolidated Balance Sheets as of December 31, 1997 and 1996              17

For the years ended December 31, 1997, 1996 and 1995:

     Consolidated Statements of Operations                                18

     Consolidated Statements of Changes in Stockholders' Equity           19

     Consolidated Statements of Cash Flows                                20

Notes to Consolidated Financial Statements                                21

Independent Auditors' Report                                              33

     (a)(2) Financial Statement Schedule. The following additional financial data should be read in conjunction with the Consolidated Financial
Statements in the registrant's 1997 Annual Report to security holders:

                                                                       FORM 10-K
                                                                         PAGE
                                                                         ----

Independent Auditors' Report on Schedule II                              F-1

Schedule II - Valuation and Qualifying Accounts                          F-2

     All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and have, therefore, been omitted.

     (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

     (c) Listed below are all the Exhibits filed as part of this report, some of which are incorporated by reference from documents previously filed by the Company with the Commission in accordance with the provisions of Rule 12b-32 of the Exchange Act.

EXHIBIT                          DESCRIPTION

(3)  Articles of incorporation and by-laws

     3.1    Restated Certificate of Incorporation (1)

     3.2    By-Laws, as amended May 19, 1993 (5)

(4)  Instruments defining the rights of security holders, including indentures

     (See also Exhibits 3.1 and 3.2)

     4.1 Specimen stock certificate for shares of the Company's Class A Common Stock (12)

(10) Material Contracts

     10.1 Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz (1)

     10.2   (a)   The Company's 1987 Stock Option Plan, as amended (8)

            (b) The Company's 1997 Stock Option Plan for Non-Executive Employees (13)

            (c)   The Company's 1997 Incentive Plan (13)

     10.3   The Company's 1991 Employee Stock Purchase Plan, as amended (2)

     10.4   The Company's 1991 Stock Option Plan for Non-Employee Directors
            (3)

     10.5 The Timberland Company Long Term Incentive Plan for Senior Management (5)

     10.6   The Timberland Company Annual Bonus Plan for Exempt Employees (5)

     10.7 The Timberland Company Retirement Earnings 401(k) Plan and Trust Agreements (10)

     10.8   The Timberland Company Profit Sharing Plan and Trust Agreements
            (10)

EXHIBIT             DESCRIPTION
--------------------------------------------------------------------------------

     10.9   (a)   Lease dated March 23, 1987 between The Outdoor Footwear
                  Company and Corporacion Sublistatica, S.A. (1)

            (b) Lease dated November 21, 1988 between 745 Associates and The Timberland Company (4)

            (c)   Lease dated March 31, 1981 between the Puerto Rico
                  Industrial Development Company and The Timberland Company (4)

            (d) Lease dated September 7, 1992 between Corporacion Zona Franca Industrial De Santiago, Inc. and The Recreational Footwear Company (4)

            (e) Lease dated December 2, 1992 between Corporacion Zona Franca Industrial De Santiago, Inc. and The Recreational Footwear Company (4)

            (f) Lease dated as of June 29, 1993 between Timberland Dominicana, S.A. and Santiago Norte, S.A. (Pisano) Industrial Park (5)

            (g) Lease dated as of November 30, 1993 between Timberland Dominicana, S.A. and Santiago Norte, S.A. (Pisano) Industrial Park (5)

            (h) Lease dated as of December 16, 1993 between Timberland Dominicana, S.A. and Santiago Norte, S.A. (Pisano) Industrial Park (5)

            (i) Sublease dated March 31, 1994 between Hewlett-Packard Company and The Timberland Company (6)

     10.10  (a)   Credit Agreement dated as of June 21, 1996 among The
                  Timberland Company, certain banks listed therein and Morgan
                  Guaranty Trust Company of New York, as Agent (11)

            (b) Amendment No. 1 dated as of March 21, 1997 to the Credit Agreement dated as of June 21, 1996 among The Timberland Company, certain banks listed therein and Morgan Guaranty Trust Company of New York, as Agent (14)

EXHIBIT             DESCRIPTION
--------------------------------------------------------------------------------

            (c) Amendment No. 2 dated as of November 5, 1997 to the Credit Agreement dated as of June 21, 1996 among The Timberland Company, certain banks listed therein and Morgan Guaranty Trust Company of New York, as Agent, filed herewith

     10.11  (a)   Note Agreements dated as of December 15, 1994 regarding
                  $106,000,000 8.94% Senior Notes due December 15, 2001 (7)

            (b)   Amendment No. 1 dated as of April 1, 1995 to Note Agreements
                  (9)

            (c)   Amendment No. 2 dated as of June 28, 1995 to Note Agreements
                  (9)

            (d) Amendment No. 3 dated as of June 21, 1996 to Amended and Restated Note Agreements (11)

(13) Annual Report to security holders

     13. Portions of 1997 Annual Report to security holders as incorporated herein by reference, filed herewith

(21) Subsidiaries

     21.    List of subsidiaries of the registrant, filed herewith

(23) Consent of experts and counsel

     23.    Consent of Deloitte & Touche LLP, filed herewith

(27) Financial Data Schedule

  27.FY97 Financial Data Schedule for the year ended December 31, 1997, filed herewith

  27.Q397 Financial Data Schedule for the quarter ended September 26, 1997, filed herewith

  27.Q297 Financial Data Schedule for the quarter ended June 27, 1997, filed herewith

  27.Q197 Financial Data Schedule for the quarter ended March 28, 1997, filed herewith

  27.FY96 Financial Data Schedule for the year ended December 31, 1996, filed herewith

  27.Q396 Financial Data Schedule for the quarter ended September 27, 1996, filed herewith

  27.Q296 Financial Data Schedule for the quarter ended June 28, 1996, filed herewith

  27.Q196 Financial Data Schedule for the quarter ended March 29, 1996, filed herewith

  27.FY95 Financial Data Schedule for the year ended December 31, 1995, filed herewith

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

(12) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(13) Filed on September 9, 1997 as an exhibit to Registration Statement on Form S-8, numbered 333-35223, and incorporated herein by reference.

(14) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 28, 1997, and incorporated herein by reference.

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

                                                  THE TIMBERLAND COMPANY

March 23, 1998                                    By:  /s/ Sidney W. Swartz
                                                     ---------------------------
                                                     Sidney W. Swartz, President

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

     Signature                                   Title                                       Date
     ---------                                   -----                                       ----
                                       Chairman of the Board, President
                                       and Chief Executive Officer
/s/ Sidney W. Swartz                   (Principal Executive Officer)                    March 23, 1998
---------------------------
(Sidney W. Swartz)

                                       Executive Vice President, Chief
/s/ Jeffrey B. Swartz                  Operating Officer and Director                   March 23, 1998
---------------------------
(Jeffrey B. Swartz)
                                       Senior Vice President-Finance
                                       and Administration and Chief
/s/ Geoffrey J. Hibner                 Financial Officer                                March 23, 1998
---------------------------
(Geoffrey J. Hibner)
                                       Vice President-Finance
                                       and Corporate Controller
/s/ Dennis W. Hagele                   (Chief Accounting Officer)                       March 23, 1998
---------------------------
(Dennis W. Hagele)

/s/ Robert M. Agate                    Director                                         March 23, 1998
---------------------------
(Robert M. Agate)

/s/ John F. Brennan                    Director                                         March 23, 1998
---------------------------
(John F. Brennan)

/s/ Ian W. Diery                       Director                                         March 23, 1998
---------------------------
(Ian W. Diery)

/s/ John A. Fitzsimmons                Director                                         March 23, 1998
---------------------------
(John A. Fitzsimmons)

/s/ Abraham Zaleznik                   Director                                         March 23, 1998
--------------------
(Abraham Zaleznik)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Timberland Company:

     We have audited the consolidated financial statements of The Timberland Company and subsidiaries as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 4, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to security holders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Timberland Company listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/  DELOITTE & TOUCHE LLP


Boston, Massachusetts
February 4, 1998

                                                                   SCHEDULE II


                             THE TIMBERLAND COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars In Thousands)

                                                             Additions                   Deductions
                                                -----------------------------------      ----------
                           Balance at                                                    Write-Offs,    Balance at
                           Beginning            Charged to Costs         Charged to        Net of          End
                           of Period              and Expenses        Other Accounts     Recoveries     of Period
                           ---------              ------------        --------------     ----------     ---------
Description
-----------
Allowance for
  doubtful accounts:

Year ended

    December 31, 1997      $   3,540              $      3,605               -            $   3,403     $   3,742

    December 31, 1996          2,658                     2,046               -                1,164         3,540

    December 31, 1995          2,704                     3,697               -                3,743         2,658





Group insurance
  reserve:

Year ended

    December 31, 1997     $   1,035               $      6,803               -            $   6,738     $   1,100

    December 31, 1996         2,774                      3,402               -                5,141         1,035

    December 31, 1995         1,810                      5,467               -                4,503         2,774

Timberland; [GRAPHIC]; Active Comfort Technology; ACT; Aero Balm;
B.S.F.P.; Balm Shelter; Black Ridge Mountain; Bootness; Cream Buff; Euro Rec; Euro TecRec; Fastpacker; Grime Squad; Guaranteed Waterproof Construction; Hydro Balm; Jackson Mountain; Lockseam; Mill River; More Quality Than You May Ever Need; Mountain to River; TBL; The Boot Company; This is a trip; This is not baggage; This is your new best friend; Trail Grip; Treeline; Waximum; Weathergear; and Wind, Water, Earth, and Sky are trademarks or registered trademarks of The Timberland Company.


                         (C) The Timberland Company 1998
                              All Rights Reserved.