Form 10-Q
period 1998-03-27
TIMBERLAND CO
filed 1998-05-07
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 For the quarterly period ended March 27, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
     For the transition period from _____________________ to ______________

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

On May 1, 1998, 9,131,588 shares of the registrant's Class A Common Stock were outstanding and 2,338,162 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                     Page(s)
                                                                     -------

PART I FINANCIAL INFORMATION (unaudited)

     Condensed Consolidated Balance Sheets -                           1-2
       March 27, 1998 and December 31, 1997

     Condensed Consolidated Statements of Income -                      3
       For the three months ended March 27, 1998
       and March 28, 1997

     Condensed Consolidated Statements of Cash Flows -                  4
       For the three months ended March 27, 1998 and March 28, 1997

     Notes to Condensed Consolidated Financial Statements              5-6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             7-8


PART II OTHER INFORMATION                                               9

                                                                       Form 10-Q
                                                                          Page 1


PART I FINANCIAL INFORMATION


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            March 27,     December 31,
                                                              1998            1997
                                                            ---------    -------------
Current assets
  Cash and equivalents                                      $ 86,716       $ 98,771
  Accounts receivable, net of allowance for doubtful
    accounts of $3,800 at March 27, 1998 and $3,742 at
    December 31, 1997                                         95,776         75,793

  Inventory                                                  140,137        142,613
  Prepaid expense                                             12,785         12,856
  Deferred and refundable income taxes                        12,066         11,973
                                                            --------       --------

      Total current assets                                   347,480        342,006
                                                            --------       --------

Property, plant and equipment                                119,522        116,503
  Less accumulated depreciation and amortization             (66,307)       (63,593)
                                                            --------       --------
      Net property, plant and equipment                       53,215         52,910
                                                            --------       --------


Excess of cost over fair value of net assets
  acquired, net                                               20,481         20,902

Other assets, net                                              3,986          4,185
                                                            --------       --------

                                                            $425,162       $420,003
                                                            ========       ========

     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 2

                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                             March 27,     December 31,
                                                                               1998            1997
                                                                             ---------     ------------
Current liabilities
  Accounts payable                                                            $ 24,891       $ 20,390
  Accrued expense
    Payroll and related                                                         16,199         28,233
    Interest and other                                                          40,258         32,786
    Income taxes payable                                                        14,887         17,686
                                                                              --------       --------

        Total current liabilities                                               96,235         99,095
                                                                              --------       --------

Long-term debt                                                                 100,000        100,000
Deferred income taxes                                                            6,108          6,013

Stockholders' equity
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
    none issued                                                                      -              -
  Class A Common Stock, $.01 par value (1 vote per share);
    30,000,000 shares authorized; 9,062,860 shares issued at March 27,
    1998 and 8,765,013 shares issued at December 31, 1997                           91             88

  Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 15,000,000 shares authorized; 2,338,162 shares issued at March 27, 1998 and
    2,605,432 shares issued at December 31, 1997                                    23             26
  Additional paid-in capital                                                    69,290         68,568
  Retained earnings                                                            155,286        147,921
  Accumulated other comprehensive loss -
    cumulative translation adjustment                                           (1,758)        (1,595)
  Less treasury stock at cost, 17,369 shares at March 27,
    1998 and December 31, 1997                                                    (113)          (113)
                                                                              --------       --------
                                                                               222,819        214,895
                                                                              --------       --------
                                                                              $425,162       $420,003
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

                                                                       Form 10-Q
                                                                          Page 3

                             THE TIMBERLAND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                 For the
                                                           Three Months Ended
                                                        ------------------------
                                                        March 27,      March 28,
                                                          1998           1997
                                                        --------       --------

Revenue                                                 $163,058       $150,684
Cost of goods sold                                        96,113         89,070
                                                        --------       --------

    Gross profit                                          66,945         61,614
                                                        --------       --------

Operating expense
  Selling                                                 42,405         39,235
  General and administrative                              12,136         11,463
  Amortization of goodwill                                   421            421
                                                        --------       --------

    Total operating expense                               54,962         51,119
                                                        --------       --------

    Operating income                                      11,983         10,495
                                                        --------       --------

Other expense (income)
  Interest expense                                         2,234          4,577
  Other, net                                              (1,082)          (219)
                                                        --------       --------

    Total other expense                                    1,152          4,358
                                                        --------       --------

    Income before income taxes                            10,831          6,137
                                                        --------       --------

Provision for income taxes                                 3,466          1,841
                                                        --------       --------

    Net income                                          $  7,365       $  4,296
                                                        ========       ========

Basic earnings per share                                $    .65       $    .38
                                                        ========       ========
Average shares outstanding                                11,380         11,181
                                                        ========       ========

Diluted earnings per share                              $    .62       $    .37
                                                        ========       ========
Average shares outstanding                                11,814         11,567
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

                                                                       Form 10-Q
                                                                          Page 4

                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    For the
                                                               Three Months Ended
                                                             -----------------------
                                                             March 27,     March 28,
                                                               1998           1997
                                                             ---------     ---------
Cash flows from operating activities:
  Net income                                                 $  7,365       $ 4,296
  Adjustments to reconcile net income
   to net cash provided (used) by operating activities:
    Deferred income taxes                                           2          (332)
    Depreciation and amortization                               4,521         4,930
    Increase (decrease) in cash from changes in working
     capital items:
     Accounts receivable                                      (20,088)        9,037
     Inventory                                                  2,442        (1,570)
     Prepaid expense                                               50          (151)
     Accounts payable                                           4,826         4,206
     Accrued expense                                           (4,537)       (1,813)
     Income taxes                                              (2,847)       (2,081)
                                                             --------       -------
      Net cash provided (used) by operating activities         (8,266)       16,522
                                                             --------       -------

Cash flows from investing activities:
  Additions to property, plant and equipment, net              (4,076)       (2,701)
  Other, net                                                     (419)       (1,770)
                                                             --------       -------
      Net cash used by investing activities                    (4,495)       (4,471)
                                                             --------       -------

Cash flows from financing activities:
  Payments on long-term debt                                        -       (10,190)
  Issuance of common stock                                        722           938
                                                             --------       -------
      Net cash provided (used) by financing activities            722        (9,252)
                                                             --------       -------

Effect of exchange rate changes on cash                           (16)         (241)
                                                             --------       -------
Net increase (decrease) in cash and equivalents               (12,055)        2,558
Cash and equivalents at beginning of period                    98,771        93,336
                                                             --------       -------
Cash and equivalents at end of period                        $ 86,716       $95,894
                                                             ========       =======

Supplemental disclosures of cash flow information:
  Interest paid                                              $      6       $   452
  Income taxes paid                                             6,263         4,398


     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5


                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consisted of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. The results of operations for the three months ended March 27, 1998 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.   Inventory consisted of the following:

                              March 27, 1998    December 31, 1997
                              --------------    -----------------
     Raw materials              $  7,490            $  8,010
     Work-in-process               5,098               4,103
     Finished goods              127,549             130,500
                                --------            --------
                                $140,137            $142,613
                                ========            ========

4.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" in 1998. SFAS No. 130 requires the reporting of comprehensive income, which in the case of the Company, is the combination of reported net income and the change in the cumulative translation adjustment which is a component of stockholders' equity. SFAS No. 130 has no impact on the Company's reported net income. Comprehensive income for the three months ended March 27, 1998 and March 28, 1997 follows:

                                               March 27,     March 28,
                                                 1998          1997
                                               ---------     ---------
     Net income                                  $7,365       $ 4,296
     Change in cumulative translation
        adjustment                                 (163)       (3,358)
                                                 ------       -------
     Comprehensive income                        $7,202       $   938
                                                 ======       =======

                                                                       Form 10-Q
                                                                          Page 6

                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

5.   Indebtedness

     On April 30, 1998, the Company entered into a new unsecured committed revolving credit agreement (the "Agreement") with a group of banks. The Agreement, which replaced the Company's existing revolving credit facility, expires on June 19, 2001 and provides for $100,000 of committed borrowings of which up to $80,000 may be used for letters of credit. Under the terms of the Agreement, the Company may borrow at interest rates based upon the lenders' cost of funds. The Agreement provides for a facility fee of 0.20% per annum on the full commitment, places limitations on the payment of dividends and incurrence of additional debt and also contains certain other financial and operating covenants.

                                                                       Form 10-Q
                                                                          Page 7

                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

Revenue for the first quarter of 1998 was $163.1 million, an increase of $12.4 million, or 8.2%, compared with the $150.7 million reported in the first quarter of 1997.

Domestic revenue for the first quarter of 1998 was $100.1 million, an increase of $6.9 million, or 7.5%, from the same period in 1997. The increase was attributable to growth in footwear revenue offset by lower revenue in apparel and, to a lesser extent, in retail, as discussed below.

International revenue for the first quarter of 1998 was $63.0 million, an increase of $5.4 million, or 9.4%, compared with the first quarter of 1997. International revenue comprised 38.6% of total revenue for the first quarter of 1998, comparable with the first quarter of 1997. Internationally, both the footwear and apparel categories had increases over the same period last year.

Footwear revenue for the first quarter of 1998 was $123.7 million, an increase of $15.7 million, or 14.5%, from the same period in 1997. The increase was primarily attributable to growth in both the domestic and international wholesale markets. In total, footwear unit sales increased 31.4% while the average selling price decreased 12.9%. The decrease in the average selling price was due to a shift in mix of Spring product to more kids' footwear and men's and women's sandals.

Revenue attributable to apparel and accessories decreased $3.6 million, or 8.9%, to $37.0 million in the first quarter of 1998, compared with the same period in 1997. A reduction in off-price sales domestically was the primary reason for this decrease. The international apparel and accessories business posted increased revenue, units and average selling price over the comparable period in 1997.

Worldwide revenue from Company-owned retail and factory stores for the first quarter of 1998 was $27.9 million, representing 17.1% of total revenue, compared with $29.7 million, or 19.7%, for the first quarter of 1997. Total domestic retail and factory store sales decreased 8.3% compared with the same period in 1997. Comparable domestic retail and factory store sales declined 5.7%. The majority of this reduction in domestic revenue was due to lower apparel sales.

Gross profit as a percentage of revenue for the first quarter of 1998 was 41.1%, up 0.2 percentage points from 40.9% for the first quarter of 1997. The improvement in gross margin was due primarily to fewer off-price sales and to the continued introduction of higher margin products.

Operating expense was $55.0 million in the first quarter of 1998, up $3.8 million, or 7.5%, from the $51.1 million reported in the first quarter of 1997. Operating expense as a percentage of revenue for the first quarter of 1998 decreased to 33.7% from 33.9% for the first quarter of 1997. The dollar increase compared with the prior year period was primarily attributable to investments in marketing and product development.

                                                                       Form 10-Q
                                                                          Page 8


Interest expense for the first quarter of 1998 decreased by $2.3 million to $2.2 million from the comparable period in 1997 resulting from a $79.3 million reduction in long-term debt during the last 12 months.

The effective tax rate for the first three months of 1998 was 32% compared with a tax rate of 30% for the same period last year. The increase in the tax rate was attributable to a relative decrease in Puerto Rican sourced income, which is subject to a lower tax rate than the U.S. Federal rate.


LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations during the first quarter of 1998 was $8.3 million compared with $16.5 million provided during the same period in 1997. The use of cash in 1998 was primarily due to accounts receivable increasing $20.1 million, partially offset by inventory decreasing $2.4 million from year end 1997. The change in receivables was due to strong sales in the month of March whereas, fourth quarter sales were spread more evenly through the quarter, allowing for earlier collection. Days sales outstanding at March 27, 1998 were 53 days compared with 55 days at March 28, 1997. Wholesale days sales outstanding decreased to 57 days at March 27, 1998 from 62 days at March 28, 1997. Inventory was $140.1 million at March 27, 1998, a $2.5 million, or 1.7%, decline from December 31, 1997. Inventory turns were 2.7 times for the first quarter of 1998, compared with 2.2 times for the first quarter of 1997.

During the first quarter of both 1998 and 1997, $4.5 million of cash was used in investing activities. Capital expenditures for the first quarter of 1998 were $ 4.1 million, compared with $2.7 million for the same period in 1997. During the first quarter of 1998, $0.7 million of cash was provided by financing activities. In the first quarter of 1997, $9.3 million of cash was used.

The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. The Company's debt-to-capital ratio was 31.0% at March 27, 1998, compared with 31.8% at December 31, 1997 and 51.7% at March 28, 1997.

Management believes that the Company's capital needs for 1998 will be met through its existing credit facilities and cash flows from operations without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K for the year ended December 31, 1997, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995", several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

NEW ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits". SFAS No. 130 has been adopted in this filing. SFAS No. 131 and No. 132 may require additional disclosures in the filing for the year ending December 31, 1998.

                                                                       Form 10-Q
                                                                          Page 9


PART II OTHER INFORMATION

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


                                          The Timberland Company
                                          (Registrant)

Date: May 7, 1998                         /s/ Geoffrey J. Hibner
      -----------                         --------------------------------------
                                          Geoffrey J. Hibner
                                          Senior Vice President -
                                          Finance and Administration
                                          and Chief Financial Officer

Date: May 7, 1998                         /s/ Dennis W. Hagele
      -----------                         --------------------------------------
                                          Dennis W. Hagele
                                          Vice President-Finance
                                          and Corporate Controller
                                          (Chief Accounting Officer)