Form 10-Q
period 1998-06-26
TIMBERLAND CO
filed 1998-08-07
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
      For the quarterly period ended June 26, 1998
                                     -------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
      For the transition period from ______________ to _______________

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


On July 31, 1998, 9,132,261 shares of the registrant's Class A Common Stock were outstanding and 2,338,162 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                       Page(s)
                                                                       -------

PART I FINANCIAL INFORMATION (unaudited)

       Condensed Consolidated Balance Sheets -                          1-2
         June 26, 1998 and December 31, 1997

       Condensed Consolidated Statements of Income -                     3
         For the three and six months ended June 26, 1998
         and June 27, 1997

       Condensed Consolidated Statements of Cash Flows -                 4
         For the six months ended June 26, 1998 and
         June 27, 1997

       Notes to Condensed Consolidated Financial Statements             5-6

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7-9


PART II OTHER INFORMATION                                              10-11

                                                                       Form 10-Q
                                                                          Page 1


PART I FINANCIAL INFORMATION



                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                        June 26,    December 31,
                                                          1998         1997
                                                       ---------    ------------
Current assets
  Cash and equivalents                                 $ 24,757     $ 98,771
  Accounts receivable, net of allowance for doubtful
    accounts of $3,901 at June 26, 1998 and $3,742
    at December 31, 1997                                 94,815       75,793


  Inventory                                             199,956      142,613
  Prepaid expense                                        11,797       12,856
  Deferred and refundable income taxes                   12,358       11,973
                                                       --------     --------

           Total current assets                         343,683      342,006
                                                       --------     --------

Property, plant and equipment                           123,224      116,503
Less accumulated depreciation and amortization          (69,565)     (63,593)
                                                       --------     --------
           Net property, plant and equipment             53,659       52,910
                                                       --------     --------

Excess of cost over fair value of net assets
  acquired, net                                          20,060       20,902

Other assets, net                                         4,085        4,185
                                                       --------     --------
                                                       $421,487     $420,003
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

                                                                       Form 10-Q
                                                                          Page 2




                                       THE TIMBERLAND COMPANY
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                           (Dollars in Thousands, Except Per Share Data)
                                             (Unaudited)


                                                                                 June 26,        December 31,
                                                                                   1998             1997
                                                                                 --------        ------------
Current liabilities
   Accounts payable                                                              $ 29,497         $ 20,390
   Accrued expense
     Payroll and related                                                           16,535           28,233
     Interest and other                                                            34,752           32,786
     Income taxes payable                                                           7,697           17,686
                                                                                 --------         --------

          Total current liabilities                                                88,481           99,095
                                                                                 --------         --------

Long-term debt                                                                    100,000          100,000
Deferred income taxes                                                               6,113            6,013

Stockholders' equity
   Preferred stock, $.01 par value; 2,000,000 shares authorized;
     none issued                                                                       --               --
   Class A Common Stock, $.01 par value (1 vote per share);
     30,000,000 shares authorized; 9,148,776 shares issued
     at June 26, 1998 and 8,765,013 shares at December 31, 1997                        91               88

   Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 15,000,000 shares authorized; 2,338,162 shares issued at June 26, 1998 and 2,605,432
     shares at December 31, 1997                                                       23               26
   Additional paid-in capital                                                      71,543           68,568
   Retained earnings                                                              157,187          147,921
   Accumulated other comprehensive loss -
     cumulative translation adjustment                                             (1,838)          (1,595)

   Less treasury stock at cost, 17,369 shares at June 26,
     1998 and December 31, 1997                                                      (113)            (113)
                                                                                 --------         --------
                                                                                  226,893          214,895
                                                                                 --------         --------
                                                                                 $421,487         $420,003
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

                                                                       Form 10-Q
                                                                          Page 3



                                                       THE TIMBERLAND COMPANY
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (Amounts in Thousands, Except Per Share Data)
                                                            (Unaudited)


                                                                    For the                             For the
                                                              Three  Months Ended                   Six Months Ended
                                                            ------------------------             -----------------------
                                                            June 26,        June 27,             June 26,       June 27,
                                                              1998            1997                 1998           1997
                                                            --------        --------             --------       --------
Revenue                                                     $144,741        $132,180             $307,798       $282,864
Cost of goods sold                                            87,310          80,325              183,422        169,395
                                                            --------        --------             --------       --------

     Gross profit                                             57,431          51,855              124,376        113,469
                                                            --------        --------             --------       --------

Operating expense
  Selling                                                     41,062          35,388               83,467         74,623
  General and administrative                                  11,463          12,106               23,599         23,569
  Amortization of goodwill                                       421             421                  842            842
                                                            --------        --------             --------       --------

     Total operating expense                                  52,946          47,915              107,908         99,034
                                                            --------        --------             --------       --------

     Operating income                                          4,485           3,940               16,468         14,435
                                                            --------        --------             --------       --------

Other expense (income)
  Interest expense                                             2,337           3,553                4,571          8,130
  Other, net                                                    (648)           (409)              (1,730)          (628)
                                                            --------        --------             --------       --------

     Total other expense                                       1,689           3,144                2,841          7,502
                                                            --------        --------             --------       --------

     Income before income taxes                                2,796             796               13,627          6,933
                                                            --------        --------             --------       --------

Provision for income taxes                                       895             239                4,361          2,080
                                                            --------        --------             --------       --------

     Net income                                             $  1,901        $    557             $  9,266       $  4,853
                                                            ========        ========             ========       ========

Basic earnings per share                                    $    .17        $    .05             $    .81       $    .43
                                                            ========        ========             ========       ========
Average shares outstanding                                    11,459          11,262               11,419         11,221
                                                            ========        ========             ========       ========

Diluted earnings per share                                  $    .16        $    .05             $    .78       $    .42
                                                            ========        ========             ========       ========
Average shares outstanding                                    11,920          11,735               11,867         11,651
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

                                                                       Form 10-Q
                                                                          Page 4




                                  THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in Thousands)
                                        (Unaudited)

                                                                                         For the
                                                                                    Six Months Ended
                                                                                -------------------------
                                                                                June 26,         June 27,
                                                                                  1998            1997
                                                                                --------        ---------
Cash flows from operating activities:
  Net income                                                                    $  9,266        $  4,853
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
       Deferred income taxes                                                        (285)         (1,926)
       Depreciation and amortization                                               9,534          10,425
       Increase (decrease) in cash from changes in working capital items:
         Accounts receivable                                                     (19,147)         13,894
         Inventory                                                               (57,358)        (41,451)
         Prepaid expense                                                           1,047            (279)
         Accounts payable                                                          9,128          12,527
         Accrued expense                                                         (10,011)         (9,358)
         Income taxes                                                             (9,998)         (1,689)
                                                                                --------        --------
           Net cash used by operating activities                                 (67,824)        (13,004)
                                                                                --------        --------

Cash flows from investing activities:
  Additions to property, plant and equipment, net                                 (8,528)         (8,694)
  Other, net                                                                        (653)         (2,323)
                                                                                --------        --------
           Net cash used by investing activities                                  (9,181)        (11,017)
                                                                                --------        --------

Cash flows from financing activities:
  Payments on long-term debt                                                          --         (40,728)
  Issuance of common stock                                                         2,975           2,828
                                                                                --------        --------
           Net cash provided (used) by financing activities                        2,975         (37,900)
                                                                                --------        --------

Effect of exchange rate changes on cash                                               16            (363)
                                                                                --------        --------
Net decrease in cash and equivalents                                             (74,014)        (62,284)
Cash and equivalents at beginning of period                                       98,771          93,336
                                                                                --------        --------
Cash and equivalents at end of period                                           $ 24,757        $ 31,052
                                                                                ========        ========

Supplemental disclosures of cash flow information:
  Interest paid                                                                 $  4,603        $  8,374
  Income taxes paid                                                               14,635           5,812



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

2. The results of operations for the three and six months ended June 26, 1998 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.   Inventory consisted of the following:


                                            June 26, 1998     December 31, 1997
                                            -------------     -----------------
     Raw materials                            $  7,635             $  8,010
     Work-in-process                             5,566                4,103
     Finished goods                            186,755              130,500
                                              --------             --------
                                              $199,956             $142,613
                                              ========             ========


4.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" in 1998. SFAS No. 130 requires the reporting of comprehensive income, which, in the case of the Company, is the combination of reported net income and the change in the cumulative translation adjustment which is a component of stockholders' equity. SFAS No. 130 has no impact on the Company's reported net income. Comprehensive income for the three months and six months ended June 26, 1998 and June 27, 1997 follows:

                                                   For the                 For the
                                             Three Months Ended       Six Months Ended
                                           ----------------------    --------------------
                                           June 26,      June 27,    June 26,    June 27,
                                             1998          1997        1998       1997
                                           --------      --------    --------    --------
     Net income                             $1,901        $ 557       $9,266     $ 4,853
     Change in cumulative translation
       adjustment                              (80)        (418)        (243)     (3,776)
                                            ------        -----       ------     -------
     Comprehensive income                   $1,821        $ 139       $9,023     $ 1,077
                                            ======        =====       ======     =======

                                                                       Form 10-Q
                                                                          Page 6



                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)



5.   Indebtedness

     On April 30, 1998, the Company entered into a new unsecured committed revolving credit agreement (the "Agreement") with a group of banks. The Agreement, which replaced the Company's existing revolving credit facility, expires on June 19, 2001 and provides for $100,000 of committed borrowings of which up to $80,000 may be used for letters of credit. Under the terms of the Agreement, the Company may borrow at interest rates based upon the lenders' cost of funds. The Agreement provides for a facility fee of 0.20% per annum on the full commitment, places limitations on the payment of dividends and incurrence of additional debt, and also contains certain other financial and operating covenants.

                                                                       Form 10-Q
                                                                          Page 7


                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

Revenue for the second quarter of 1998 was $144.7 million, an increase of $12.6 million, or 9.5%, compared with the $132.2 million reported for the second quarter of 1997.

Domestic revenue for the second quarter of 1998 was $102.2 million, an increase of $3.7 million, or 3.7%, from the same period in 1997. The increase was attributable to footwear sales growth partially offset by a decrease in North American apparel sales, as discussed below.

International revenue for the second quarter of 1998 was $42.5 million, an increase of $8.9 million, or 26.4%, compared with the second quarter of 1997. International revenue comprised 29.4% of total revenue for the second quarter of 1998, compared with 25.4% for the second quarter of 1997. Internationally, both the footwear and apparel categories had increases over last year.

Footwear revenue for the second quarter of 1998 was $110.9 million, an increase of $13.3 million, or 13.7%, from the same period in 1997. Domestically, footwear sales in the Company's performance, classic boots, men's and kids' categories outperformed last year's second quarter. In total, footwear unit sales increased 19.6% while average selling price decreased 5.0%. The decrease in average selling price was due to the introduction of tiered pricing in many categories and the delivery of more spring-appropriate footwear products which carry lower average selling prices than fall-appropriate categories.

Revenue attributable to apparel and accessories decreased $3.3 million, or 9.9%, to $29.8 million in the second quarter of 1998, compared with the same period in 1997. Much of this reduction was domestic and reflected fewer off-price sales. European apparel and accessories sales increased 20.3%.

Worldwide revenue from Company-owned retail and factory stores for the second quarter of 1998 was $33.9 million, compared with $32.4 million for the second quarter of 1997. Total domestic retail and factory store sales increased 4.8% compared with the same period in 1997. Comparable domestic retail and factory store sales increased 7.4%.

Gross profit as a percentage of revenue for the second quarter of 1998 was 39.7%, an increase of 0.5 percentage points from the 39.2% reported for the second quarter of 1997. The improvement in gross margin was due primarily to fewer apparel and footwear off-price sales.

Operating expense was $52.9 million for the second quarter of 1998, up $5.0 million, or 10.5%, from the $47.9 million reported for the second quarter of 1997. Operating expense as a percentage of revenue for the second quarter of 1998 increased to 36.6% from 36.2% for the second quarter of 1997. The majority of the dollar increase was due to both advertising and promotional expense and to further expenditures in product development. General and administrative expense decreased as a percentage of revenue compared to the second quarter of 1997.

                                                                       Form 10-Q
                                                                          Page 8



Interest expense for the second quarter of 1998 decreased by $1.2 million to $2.3 million from the comparable period in 1997 resulting from a significant reduction in long-term debt throughout 1997.

The effective tax rate for the second quarter of 1998 was 32% compared with a tax rate of 30% for the same period last year. The increase in the tax rate was attributable to a decrease in the percentage of pre-tax income derived from the Company's Puerto Rico based manufacturing operations.

SIX MONTHS ENDED JUNE 26, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 27, 1997

Revenue for the first six months of 1998 was $307.8 million, an increase of $24.9 million, or 8.8% from the $282.9 million for the comparable period in 1997.

Gross profit as a percentage of revenue for the first six months of 1998 was 40.4%, compared with 40.1% for the comparable period in 1997. This improvement was attributable to both fewer off-price sales and to the introduction of higher margin products.

Operating expense for the first six months of 1998 increased by $8.9 million to $107.9 million from $99.0 million for the comparable period in 1997. The increase compared with the prior year was primarily attributable to increased selling, marketing and product development expenditures.

Interest expense for the first six months of 1998 was $4.6 million, a decrease of $3.6 million from the comparable period in 1997, due to a reduction in long-term debt.

The effective tax rate for the first six months of 1998 was 32%, compared with a tax rate of 30% for the same period last year. This increase is due to the same factor cited in the second quarter discussion.

                                                                       Form 10-Q
                                                                          Page 9


LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations during the first six months of 1998 was $67.8 million compared with $13.0 million used during the same period in 1997. The use of cash in 1998 was primarily due to inventory increasing $57.4 million and accounts receivable increasing $19.1 million from year end 1997. The increase in inventory is consistent with prior years as the Company prepares for fall shipments. The increase in accounts receivable in 1998 as compared to the decrease in 1997 was largely the result of a lower beginning receivable balance in 1998 versus 1997. Days sales outstanding at both June 26, 1998 and June 27, 1997 were 59 days. Wholesale days sales outstanding decreased to 69 days at June 26, 1998 from 73 days at June 27, 1997. Inventory was $200.0 million at June 26, 1998, compared to $142.6 million at December 31, 1997 and $198.3 million at June 27, 1997. Inventory turns were 2.1 times for the second quarter of 1998, compared with 1.8 times for the second quarter of 1997.

During the first six months of 1998, $9.2 million of cash was used in investing activities, compared with $11.0 million used during the same period in 1997. Capital expenditures for the first six months of 1998 were $8.5 million, compared with $8.7 million for the same period in 1997. During the first six months of 1998, $3.0 million of cash was provided by financing activities. During the first six months of 1997, $37.9 million of cash was used, primarily to prepay $40.7 million of unsecured notes and Industrial Revenue bonds.

The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. The Company's debt-to-capital ratio was 30.6% at June 26, 1998, compared with 31.8% at December 31, 1997 and 46.8% at June 27, 1997.

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

NEW ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits". SFAS No. 130 has been adopted as of January 1, 1998. SFAS No. 131 and No. 132 may require additional disclosures in the filing for the year ending December 31, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for the Company's fiscal year beginning January 1, 2000. The Company has not determined the effect on the consolidated financial statements of adopting SFAS No. 133.

                                                                       Form 10-Q
                                                                         Page 10


PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

       (a)  The Company held its Annual Meeting of Stockholders on May 21, 1998.

       (b) At such Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

                                  Total Votes for Each   Total Votes Withheld
            Nominee                      Director         from Each Director
            -------                      --------         -----------------
            John F. Brennan             8,632,294              6,633
            Abraham Zaleznik            8,592,806             46,121

            The holders of Class A Common Stock and the holders of Class B Common Stock, voting together as a single class, elected the following directors:


                                    Total Votes for Each    Total Votes Withheld
            Nominee                     Director             from Each Director
            -------                     --------             ------------------
            Robert M. Agate            31,974,626                 45,921
            Ian W. Diery               32,013,739                  6,808
            John A. Fitzsimmons        32,013,739                  6,808
            Jeffrey B. Swartz          32,013,764                  6,783
            Sidney W. Swartz           32,013,989                  6,558

            There were no abstentions or broker non-votes with respect to the election of the director nominees.

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits


            Exhibit          Description
            -------          -----------

            10.12            $100,000,000 Credit Agreement dated as of
                             April 30, 1998 among The Timberland Company, certain banks listed therein and Morgan Guaranty Trust Company of New York, as Agent.

            27               Financial Data Schedule

       (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the period covered by this report.

                                                                       Form 10-Q
                                                                        Page  11


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        The Timberland Company
                                        -------------------------------------
                                        (Registrant)

Date: August 7, 1998                    /s/Geoffrey J. Hibner
      --------------                    -------------------------------------
                                        Geoffrey J. Hibner
                                        Senior Vice President -
                                        Finance and Administration
                                        and Chief Financial Officer

Date: August 7, 1998                    /s/Dennis W. Hagele
      --------------                    -------------------------------------
                                        Dennis W. Hagele
                                        Vice President-Finance
                                        and Corporate Controller
                                        (Chief Accounting Officer)