Form 10-Q
period 1998-09-25
TIMBERLAND CO
filed 1998-11-06
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
     For the quarterly period ended September 25, 1998
                                    ------------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

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

On October 30, 1998, 9,144,403 shares of the registrant's Class A Common Stock were outstanding and 2,338,162 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                         Page(s)
                                                                         -------

Part I Financial Information (unaudited)
---------------------------

    Condensed Consolidated Balance Sheets -                                1-2
      September 25, 1998 and December 31, 1997

    Condensed Consolidated Statements of Income -                          3
      For the three and nine months ended September 25, 1998
      and September 26, 1997

    Condensed Consolidated Statements of Cash Flows -                      4
      For the nine months ended September 25, 1998 and September 26, 1997

    Notes to Condensed Consolidated Financial Statements                   5-6

    Management's Discussion and Analysis of Financial                      7-11
      Condition and Results of Operations

Part II Other Information                                                  12
-------------------------

                                                                      Form 10-Q
                                                                         Page 1

Part I Financial Information
----------------------------

                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                    September 25,     December 31,
                                                         1998             1997
                                                    -------------     ------------
Current assets
  Cash and equivalents                                $  19,341        $  98,771
  Accounts receivable, net of allowance
   for doubtful accounts of $5,099 at
   September 25, 1998 and $3,742
   at December 31, 1997                                 177,262           75,793

  Inventory                                             189,492          142,613
  Prepaid expense                                        11,571           12,856
  Deferred and refundable income taxes                   12,885           11,973
                                                      ---------        ---------
       Total current assets                             410,551          342,006
                                                      ---------        ---------

Property, plant and equipment                           127,625          116,503
Less accumulated depreciation and amortization          (74,007)         (63,593)
                                                      ---------        ---------
       Net property, plant and equipment                 53,618           52,910
                                                      ---------        ---------
Excess of cost over fair value of net assets
  acquired, net                                          19,639           20,902

Other assets, net                                         5,587            4,185
                                                      ---------        ---------
                                                      $ 489,395        $ 420,003
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

                                                                      Form 10-Q
                                                                         Page 2

                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                    September 25,     December 31,
                                                                        1998             1997
                                                                    -------------     ------------
Current liabilities
  Accounts payable                                                    $  30,113        $  20,390
  Accrued expense
    Payroll and related                                                  22,002           28,233
    Interest and other                                                   51,757           32,786
    Income taxes payable                                                 20,814           17,686
                                                                      ---------        ---------
      Total current liabilities                                         124,686           99,095
                                                                      ---------        ---------

Long-term debt                                                          100,000          100,000
Deferred income taxes                                                     5,894            6,013

Stockholders' equity
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
    none issued                                                              --               --
  Class A Common Stock, $.01 par value (1 vote per share);
    30,000,000 shares authorized; 9,159,165 shares issued
    at September 25, 1998 and 8,765,013 shares at December 31,
    1997                                                                     92               88

  Class B Common Stock, $.01 par value (10 votes per share);
    convertible into Class A shares on a one-for-one basis;
    15,000,000 shares authorized; 2,338,162 shares issued at
    September 25, 1998 and 2,605,432 shares at December 31,
    1997                                                                     23               26
  Additional paid-in capital                                             71,650           68,568
  Retained earnings                                                     186,282          147,921
  Accumulated other comprehensive gain (loss) -
    cumulative translation adjustment                                       881           (1,595)

  Less treasury stock at cost, 17,369 shares at September 25,
    1998 and December 31, 1997                                             (113)            (113)
                                                                      ---------        ---------
                                                                        258,815          214,895
                                                                      ---------        ---------
                                                                      $ 489,395        $ 420,003
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

                                                                      Form 10-Q
                                                                         Page 3


                             THE TIMBERLAND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                 For the                        For the
                                            Three Months Ended              Nine Months Ended
                                            ------------------              -----------------
                                       September 25,   September 26,   September 25,   September 26,
                                            1998            1997           1998             1997
                                       -------------   -------------   -------------   -------------
Revenue                                   $291,857        $274,699        $599,656        $557,563
Cost of goods sold                         175,548         168,058         358,971         337,453
                                          --------        --------        --------        --------
       Gross profit                        116,309         106,641         240,685         220,110
                                          --------        --------        --------        --------
Operating expense
    Selling                                 56,513          52,242         139,981         126,865
    General and administrative              14,205          13,691          37,804          37,260
    Amortization of goodwill                   422             422           1,264           1,264
                                          --------        --------        --------        --------
       Total operating expense              71,140          66,355         179,049         165,389
                                          --------        --------        --------        --------
       Operating income                     45,169          40,286          61,636          54,721
                                          --------        --------        --------        --------
Other expense (income)
    Interest expense                         2,490           3,438           7,061          11,568
    Other, net                                (108)          1,195          (1,838)            567
                                          --------        --------        --------        --------
       Total other expense                   2,382           4,633           5,223          12,135
                                          --------        --------        --------        --------
       Income before income taxes           42,787          35,653          56,413          42,586
                                          --------        --------        --------        --------

Provision for income taxes                  13,692          10,696          18,052          12,776
                                          --------        --------        --------        --------
       Net income                         $ 29,095        $ 24,957        $ 38,361        $ 29,810
                                          ========        ========        ========        ========
Basic earnings per share                  $   2.53        $   2.20        $   3.35        $   2.65
                                          ========        ========        ========        ========
Average shares outstanding                  11,489          11,324          11,442          11,256
                                          ========        ========        ========        ========
Diluted earnings per share                $   2.47        $   2.11        $   3.24        $   2.55
                                          ========        ========        ========        ========
Average shares outstanding                  11,761          11,807          11,832          11,703
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

                                                                       Form 10-Q
                                                                          Page 4

                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                       For the
                                                                   Nine Months Ended
                                                                   -----------------
                                                              September 25,  September 26,
                                                                  1998            1997
                                                              -------------  -------------
Cash flows from operating activities:
  Net income                                                   $ 38,361        $ 29,810
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
     Deferred income taxes                                       (1,004)         (8,103)
     Depreciation and amortization                               14,431          15,420
     Increase (decrease) in cash from changes in working
      capital items:
      Accounts receivable                                       (99,631)        (64,816)
      Inventory                                                 (46,623)        (11,981)
      Prepaid expense                                             1,384            (425)
      Accounts payable                                            9,460           8,421
      Accrued expense                                            11,550          15,080
      Income taxes                                                3,084          14,322
                                                               --------        --------
       Net cash used by operating activities                    (68,988)         (2,272)
                                                               --------        --------
Cash flows from investing activities:
  Additions to property, plant and equipment, net               (12,689)        (11,626)
  Other, net                                                     (1,034)         (2,538)
                                                               --------        --------
       Net cash used by investing activities                    (13,723)        (14,164)
                                                               --------        --------

Cash flows from financing activities:
  Payments on long-term debt                                          -         (42,454)
  Issuance of common stock                                        3,083           3,372
                                                               --------        --------
       Net cash provided (used) by financing activities           3,083         (39,082)
                                                               --------        --------
Effect of exchange rate changes on cash                             198            (333)
                                                               --------        --------
Net decrease in cash and equivalents                            (79,430)        (55,851)
Cash and equivalents at beginning of period                      98,771          93,336
                                                               --------        --------
Cash and equivalents at end of period                          $ 19,341        $ 37,485
                                                               ========        ========

Supplemental disclosures of cash flow information:
  Interest paid                                                $  4,806        $  8,749
  Income taxes paid                                              15,955           5,812


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

2. The results of operations for the three and nine months ended September 25, 1998 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.   Inventory consisted of the following:

                                        September 25, 1998   December 31, 1997
                                        ------------------   -----------------
     Raw materials                           $  6,987            $  8,010
     Work-in-process                            7,211               4,103
     Finished goods                           175,294             130,500
                                             --------            --------
                                             $189,492            $142,613
                                             ========            ========

4.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" in 1998. SFAS No. 130 requires the reporting of comprehensive income, which, in the case of the Company, is the combination of reported net income and the change in the cumulative translation adjustment which is a component of stockholders' equity. SFAS No. 130 has no impact on the Company's reported net income. Comprehensive income for the three months and nine months ended September 25, 1998 and September 26, 1997 follows:


                                              For the                      For the
                                        Three Months Ended             Nine Months Ended
                                        ------------------             -----------------
                                  September 25,    September 26,  September 25,   September 26,
                                       1998            1997           1998            1997
                                       ----            ----           ----            ----
     Net income                      $29,095         $24,957         $38,361         $29,810
     Change in cumulative
       translation adjustment          2,719            (137)          2,476          (3,913)
                                     -------         -------         -------         -------
     Comprehensive income            $31,814         $24,820         $40,837         $25,897
                                     =======         =======         =======         =======

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

6.   Subsequent Event

     On October 15, 1998, the Company announced that the Board of Directors authorized the repurchase of up to one million shares of the Company's Class A Common Stock, from time to time, in the discretion of management, and as market and business conditions may warrant. The Company may use repurchased shares to offset shares which may be issued under the Company's stock-based employee incentive plans.

                                                                      Form 10-Q
                                                                         Page 7

                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

RESULTS OF OPERATIONS
---------------------

Third Quarter 1998 Compared With Third Quarter 1997
---------------------------------------------------

Revenue for the third quarter of 1998 was $291.9 million, an increase of $17.2 million, or 6.2%, compared with the $274.7 million reported for the third quarter of 1997.

Domestic revenue for the third quarter of 1998 was $199.2 million, an increase of $1.5 million, or 0.8%, from the same period in 1997. The increase was attributable to a unit sales increase in footwear and to licensed product royalty revenue growth partially offset by a decrease in North American apparel and accessories revenue, as discussed below.

International revenue for the third quarter of 1998 was $92.7 million, an increase of $15.6 million, or 20.3%, compared with the third quarter of 1997. International revenue comprised 31.8% of total revenue for the third quarter of 1998, compared with 28.0% for the third quarter of 1997. Internationally, growth in European revenue resulted from increases in footwear unit sales and apparel and accessories revenue over last year.

Footwear revenue for the third quarter of 1998 was $227.2 million, an increase of $16.5 million, or 7.8%, from the same period in 1997. Footwear unit sales increased 18.2% while average selling price decreased 8.8%. The decrease in average selling price was primarily due to two factors. The first was the introduction of tiered pricing in many categories. Tiered pricing is a strategy in which the Company identifies price points where it is appropriate to compete and then designs product to meet specific product related and gross margin targets. The second factor was the impact of a larger proportion of the footwear revenue mix being comprised of kids' footwear, which generally has lower average selling prices than adult footwear.

Revenue attributable to apparel and accessories decreased $1.6 million, or 2.6%, to $60.3 million in the third quarter of 1998, compared with the same period in 1997. Much of this reduction was from our domestic wholesale accounts and from off-price sales. European apparel and accessories revenue increased 9.9%.

Revenue from Company-owned retail and factory outlet stores for the third quarter of 1998 was $51.4 million, compared with $47.8 million for the third quarter of 1997. Total domestic retail and factory outlet store revenue, of which the majority of worldwide revenue is comprised, increased 9.5% compared with the same period in 1997. Comparable domestic retail and factory outlet store revenue increased 11.7%.

Gross profit as a percentage of revenue for the third quarter of 1998 was 39.9%, an increase of 1.1 percentage points from the 38.8% reported for the third quarter of 1997. The improvement in gross margin was due primarily to both a larger proportion of revenue being generated in Europe, where margins on sales are generally higher than on domestic sales, and to the sale of recently introduced higher margin products.

Operating expense was $71.1 million for the third quarter of 1998, up $4.8 million, or 7.2%, from the $66.4 million reported for the third quarter of 1997. Operating expense as a percentage of revenue for the third quarter of 1998 increased to 24.4% from 24.2% for the third quarter of 1997. The majority of the dollar increase was due to advertising and promotional expenses and to distribution expense to support higher sales volumes. General and administrative expense decreased as a percentage of revenue compared to the third quarter of 1997.

                                                                      Form 10-Q
                                                                         Page 8

Interest expense for the third quarter of 1998 decreased by $0.9 million to $2.5 million from the comparable period in 1997, resulting from a reduction in long-term debt throughout 1997.

The effective tax rate for the third quarter of 1998 was 32% compared with a tax rate of 30% for the same period last year. The increase in the tax rate was attributable to a decrease in the percentage of pre-tax income derived from the Company's Puerto Rico based manufacturing operations.

Nine Months Ended September 25, 1998 Compared With Nine Months Ended
--------------------------------------------------------------------
September 26, 1997
------------------

Revenue for the first nine months of 1998 was $599.7 million, an increase of $42.1 million, or 7.5%, from the $557.6 million reported for the comparable period in 1997.

Gross profit as a percentage of revenue for the first nine months of 1998 was 40.1%, compared with 39.5% for the comparable period in 1997. This improvement was attributable to a higher proportion of international revenue, the introduction of higher margin products and fewer off-price sales.

Operating expense for the first nine months of 1998 increased by $13.7 million to $179.0 million from $165.4 million for the comparable period in 1997. The increase was primarily attributable to marketing expenses, distribution and selling expenses to support higher sales volumes and to product development expenditures.

Interest expense for the first nine months of 1998 was $7.1 million, a decrease of $4.5 million from the comparable period in 1997, due to a reduction in long-term debt.

The effective tax rate for the first nine months of 1998 was 32%, compared with a tax rate of 30% for the same period last year. This increase is due to the same factor cited in the third quarter discussion above.

                                                                      Form 10-Q
                                                                         Page 9

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash used by operations during the first nine months of 1998 was $69.0 million compared with $2.3 million used during the same period in 1997. The use of cash in 1998 was primarily due to accounts receivable increasing $99.6 million and inventory increasing $46.6 million from year end 1997. The increases in the first nine months of 1998 in receivables and inventory, compared to the first nine months of 1997, were the result of lower beginning balances in 1998 versus 1997 and actual and anticipated increases in sales volume. Days sales outstanding at September 25, 1998 and September 26, 1997 were 55 and 54 days, respectively. Wholesale days sales outstanding decreased to 61 days at September 25, 1998 from 62 days at September 26, 1997. Inventory was $189.5 million at September 25, 1998, compared with $142.6 million at December 31, 1997 and $168.8 million at September 26, 1997. Inventory turns were 3.4 times for the third quarter of 1998, compared with 3.5 times for the third quarter of 1997.

During the first nine months of 1998, $13.7 million of cash was used in investing activities, compared with $14.2 million used during the same period in 1997. Capital expenditures for the first nine months of 1998 were $12.7 million, compared with $11.6 million for the same period in 1997. During the first nine months of 1998, $3.1 million of cash was provided by financing activities. During the first nine months of 1997, $39.1 million of cash was used, primarily to prepay unsecured notes and Industrial Revenue Bonds.

The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. The Company's debt-to-capital ratio was 27.9% at September 25, 1998, compared with 31.8% at December 31, 1997 and 43.0% at September 26, 1997.

On October 15, 1998, the Company announced that the Board of Directors authorized the repurchase of up to one million shares of the Company's Class A Common Stock, from time to time, in the discretion of management, and as market and business conditions may warrant. The Company may use repurchased shares to offset shares which may be issued under the Company's stock-based employee incentive plans.

Management believes that the Company's capital needs for 1998 will be met through its existing credit facilities and cash flows from operations without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K for the year ended December 31, 1997, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995", various risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits". SFAS No. 130 has been adopted as of January 1, 1998. SFAS No. 131 and No. 132 may require additional disclosures in the Company's financial statements for the year ending December 31, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for the Company's fiscal year beginning January 1, 2000. The Company has not determined the effect on the consolidated financial statements of adopting SFAS No. 133.

                                                                      Form 10-Q
                                                                        Page 10

YEAR 2000 READINESS DISCLOSURE
------------------------------

The Year 2000 issue is primarily the result of computer programs using two digits rather than four to refer to a year. These programs may not properly recognize a year that begins with "20" instead of "19". This could cause an inability of computer programs to process transactions or engage in normal business activities.

State Of Readiness. In the fourth quarter of 1996, the Company made a ------------------- preliminary assessment of the capabilities of its systems to recognize and process dates properly in the Year 2000 and beyond. Based on the findings of this assessment, the Company established a centralized project office and formed a multi-disciplinary project team responsible for the development, management and coordination of a global Year 2000 compliance strategy and for building awareness and understanding of Year 2000 issues throughout the Company.

The Company's Year 2000 compliance strategy includes several overlapping phases:

* INVENTORY involves identifying all hardware, software and external business --------- partners (including customers, suppliers and service providers) that could have a date-related impact on the following functional systems and/or business operations: (i) enterprise business systems, which encompass order processing, inventory and financial systems; (ii) technical systems, including desktops, networks, voice and mid-range computers; (iii) departmental hardware and software applications used by individual business units; and (iv) facilities and other non-information technology systems.

* ANALYSIS involves, for each of the above inventory categories, identifying -------- the relevant date on which the inventory would first encounter a year 2000 date, determining Year 2000 compliance and assessing the level and likelihood of potential risk and exposure to the Company of non-compliance.

* CONVERSION involves developing and executing a plan to bring inventory into ---------- compliance.

* TESTING involves executing test routines on each inventory item for ------- compliance, both by itself and on an integrated basis with every other system with which it shares information.

* IMPLEMENTATION involves putting compliant inventory back into the -------------- production environment.

The Company has completed the inventory, analysis and conversion phases for its enterprise business systems. Most of these systems were purchased as packaged applications from external vendors. Completion of testing and implementation is planned to occur in the first half of 1999. The Company has also completed the inventory phase and much of the analysis phase for all other systems. Conversion, testing and implementation of these systems are underway, with attention being dedicated first to the most critical inventory. Completion of testing and implementation is planned for the second quarter of 1999 for technical systems and throughout 1999 for departmental applications and for facilities and non-information technology systems.

In addition to requesting warranty compliance from its external business partners, the Company is in the process of requesting information on their business partners' Year 2000 compliance and contingency plans to assess the potential risks of non-compliance and the resulting impact on the Company. This process will continue throughout 1999. The Company is requesting that new external business partners certify, in writing, that they are Year 2000 compliant. However, the Company will not be able to independently verify that such external business partners are, in fact, Year 2000 compliant.

                                                                      Form 10-Q
                                                                        Page 11

Costs.  Total expenditures related to the Company's Year 2000 compliance efforts
-----   are currently estimated to be approximately $5.0 million from 1997 through 2000. This estimate does not include the compensation of Company employees and other similar internal costs, nor the time and costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant. These costs are being funded through operating cash flows and are expected to be immaterial to the Company's operating results. This estimate is based on the Company's current assessment of its Year 2000 compliance needs and is subject to change as the Company proceeds with its compliance efforts. As of September 25, 1998, the Company has incurred approximately $1.5 million relating to the Company's Year 2000 initiatives.

Risks. The Company presently does not anticipate that a material business ------ disruption will occur as a result of Year 2000 issues. However, to the extent the Company is unable to resolve Year 2000 issues, the Company's business, financial position and results of operations could be materially adversely affected.

The Company believes that the greatest potential risk is the failure of its external business partners to achieve Year 2000 compliance in a timely manner. Among other things, the Company's principal leather suppliers and footwear manufacturers could be unable to manufacture or deliver materials and products in a timely manner, and customers may lose the capability to order products via electronic data interchange (EDI).

The Company's Year 2000 compliance efforts are subject to additional risks, including, among others: unexpected problems identified in testing results; delays in system conversion or implementation; the Company's failure to identify fully all Year 2000 dependencies in its systems and in the systems of its external business partners; and the failure of parts of the global infrastructure, including national banking systems, power, transportation facilities, communications and governmental activities, to be fully functional after 1999.

As the Company's testing and implementation of its enterprise business systems and assessment of its technical systems and departmental applications are underway, and as responses from many of its external business partners are pending, the Company cannot fully and accurately quantify the impact of its most reasonably likely worst case Year 2000 scenario at the present time.

Contingency Plans. The Company is in the process of developing Year 2000 ------------------ contingency plans to address its most critical operational areas at the Company level, and has developed Year 2000 contingency plans for certain issues at the individual inventory level. The Company is also communicating with its external business partners to determine their Year 2000 contingency plans and to coordinate, to the extent possible, with such plans. By the close of the first quarter of 1999, the Company expects to more completely define these issues, quantify their potential impact and complete the development of contingency plans. However, the necessity, timing and cost of any contingency plans must be evaluated on a case-by-case basis and may vary considerably, and testing results and external business partner responses may require changes in or additions to such plans. Furthermore, there may be no practical alternative course of action available to the Company for some issues, such as infrastructure failures.

The Company's statements of its expectations regarding the current status, date of completion and costs of its Year 2000 compliance programs are forward-looking statements. These statements are management's best estimates based on information currently available. Therefore, they are inherently subject to risks and uncertainties, including those described above, which could cause actual results to differ and which may have a material adverse effect on the Company's business, financial position, results of operations or capital or liquidity needs.

                                                                      Form 10-Q
                                                                        Page 12

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

                                                   The Timberland Company
                                                   ---------------------------
                                                   (Registrant)

Date: November 6, 1998                             /s/ Geoffrey J. Hibner
      ----------------                             ---------------------------
                                                   Geoffrey J. Hibner
                                                   Senior Vice President -
                                                   Finance and Administration
                                                   and Chief Financial Officer

Date: November 6, 1998                             /s/ Dennis W. Hagele
      ----------------                             ---------------------------
                                                   Dennis W. Hagele
                                                   Vice President-Finance
                                                   and Corporate Controller
                                                   (Chief Accounting Officer)