Form 10-K405
period 1998-12-31
TIMBERLAND CO
filed 1999-03-25
CIK 814361

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

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                  -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

                          Commission File Number 1-9548
                                                 ------

                             The Timberland Company
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                         02-0312554
    ---------------------------------                        -------------------
      (State or Other Jurisdiction                            (I.R.S. Employer
    of Incorporation or Organization)                        Identification No.)

200 Domain Drive, Stratham, New Hampshire                           03885
-----------------------------------------                        ----------
 (Address of Principal Executive Office)                         (Zip Code)

       Registrant's telephone number, including area code: (603) 772-9500
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                               Name of each exchange on which registered
             -------------------                               -----------------------------------------
Class A Common Stock, par value $.01 per share                           New York Stock Exchange
----------------------------------------------                           -----------------------

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was approximately $539,925,000 on February 19, 1999. For purposes of the foregoing sentence the term "affiliate" includes each director and executive officer of the Company. See Item 12 of this Form 10-K. 9,178,937 shares of Class A Common Stock and 2,337,849 shares of Class B Common Stock of the Company were outstanding on February 19, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of the Company's Annual Report to security holders for the fiscal year ended December 31, 1998 are incorporated by reference in Part I,
Item 1, and Part II, Items 5, 6, 7, 7A and 8, of this Form 10-K. Portions of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         The Timberland Company was incorporated in Delaware on December 20, 1978. It is the successor to Abington Shoe Company, which was incorporated in Massachusetts in 1933 (The Timberland Company, together with its subsidiaries, is referred to herein as "Timberland" or the "Company," unless the context indicates otherwise).

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

         Timberland products are sold primarily through independent retailers, better-grade department stores and athletic stores which reinforce the high level of quality, performance and service associated with the Timberland brand. In addition, Timberland products are sold in Timberland(R) specialty stores and Timberland(R) factory outlet stores dedicated exclusively to selling Timberland products.

CURRENT PRODUCTS

         The Company's products fall into two primary groups: (1) footwear and
(2) apparel and accessories (including product care and licensed products). The following table presents the percentage of the Company's total product revenue (excluding royalties from third party distributors and licensees) derived from the Company's sales of footwear and of apparel and accessories for the past three years:

                  Product                    1998        1997         1996
                  -------                    ----        ----         ----
         Footwear                            76.9%        75.4%       74.8%
         Apparel and Accessories             23.1         24.6        25.2

         FOOTWEAR

         In 1973, the Company produced its first pair of waterproof leather boots under the Timberland brand. The Company currently offers a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components and advanced construction methods. The Company's footwear design and development group is organized into the following teams: men's, women's, kids, boots and performance. Each team is responsible for all aspects of the footwear development process.

         Timberland(R) men's and women's 1998 footwear products included the Work Casual, Casual, Boat Shoes, Sandals and Rugged collections. Timberland(R) kids' footwear products are scaled-down versions of Company's high-quality adult footwear products. Timberland(R) boots include the classic work boots for which the Company is widely recognized. Timberland(R) performance footwear products are designed to meet the demanding needs of the outdoor enthusiast or recreationalist who engages in a variety of outdoor activities.

         Most Timberland(R) performance footwear products and many other Timberland(R) footwear products offer advanced technologies such as Active Comfort Technology(TM) (ACT(TM)), an integrated system developed by the Company that combines some or all of the following features:

         - Advanced Combination Construction - designed to deliver forefoot flexibility for maneuverability and rear-foot stability for rugged terrain;
         - B.S.F.P.(TM) motion efficiency system - Timberland's patent pending technology designed to deliver improved traction, energy-return and length of wear;
         -     Guaranteed Waterproof Construction; and
         - Climate Control - moisture-wicking, breathable linings to help control foot perspiration.

         APPAREL AND ACCESSORIES

         Timberland(R) adult apparel products consist primarily of rugged outerwear, sweaters, shirts, pants and shorts for men. These products feature, in certain models, premium waterproof leathers, waterproof and water resistant fabric, rust-proof hardware, canvas, denim, high-quality specialty cotton, wool and other quality performance materials. While the Company currently does not manufacture or distribute women's apparel, it is evaluating alternatives for women's apparel, including third party licensing. Timberland(R) boys' apparel products are designed, manufactured and distributed pursuant to a license agreement.

         Timberland(R) accessories for men, women and children include all products sold under the Timberland(R) brand other than footwear and apparel products. Many of these products, including watches, men's belts, day packs and travel gear, socks and legwear, gloves, sunglasses and ophthalmic frames, and men's small leather goods, are designed, manufactured and distributed pursuant to licensing agreements with third parties. Timberland receives a royalty on sales of these licensed products. Third-party licensing enables the Company to expand the Timberland brand to appropriate and well-defined product categories and to benefit from the expertise of the licensees, in a manner that reduces the risks to the Company associated with pursuing such opportunities. In 1998, the Company entered into a license agreement with Paramount Headwear, Inc. for the design, manufacture and distribution of Timberland(R) hats and caps beginning in 1999. Timberland accessories also include leather care products and a limited collection of leather goods, including luggage, briefcases, handbags, wardrobe accessories and small leather goods.

PRODUCT SALES; BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA

         Timberland(R) products are sold in the United States and internationally primarily through independent retailers, better-grade department stores and athletic stores which reinforce the high level of quality, performance and service associated with the Timberland(R) brand. In addition,

Timberland(R) products are sold in Timberland(R) specialty stores and Timberland(R) factory outlet stores dedicated exclusively to selling Timberland products.

         The Company operates in an industry which includes the designing, engineering, marketing and distribution of footwear and apparel and accessories products for men, women and children. The Company has five revenue generating business units having separate management teams and financial reporting accountability. For financial reporting purposes, the Company aggregates these business units into the following three reportable segments, each sharing similar product, distribution, marketing and economic conditions: U.S. Wholesale, U.S. Retail and International.

         The U.S. Wholesale segment is comprised of the Company's worldwide product development and manufacturing/sourcing for footwear and apparel and accessories, and the sale of such products to wholesale customers in the United States. The U.S. Wholesale segment also includes royalties from licensed products sold in the United States and the management costs and expenses associated with the Company's worldwide licensing efforts. The U.S. Retail segment includes the Company operated specialty and factory outlet stores in the United States. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States, including the Company's European subsidiaries (which use wholesale and retail channels to sell footwear and apparel and accessories), independent distributors and licensees.

         The following table presents the percentage of the Company's total revenue generated by each of these reporting segments for the past three years:

                                    1998          1997          1996
                                    ----          ----          ----
         U.S. Wholesale             52.3%         53.7%         50.2%
         U.S. Retail                18.5          18.9          20.2
         International              29.2          27.4          29.6

         More detailed information regarding these reportable segments and each of the geographic areas in which the Company operates, is set forth in Note 10 to the Company's consolidated financial statements, entitled "Business Segments and Geographical Information," appearing in the Company's 1998 Annual Report to security holders (the "1998 Annual Report"), which information is incorporated herein by reference.

         U. S. WHOLESALE

         The Company's wholesale customer accounts within the United States range from better-grade department and retail stores to athletic stores. Many of these wholesale accounts merchandise Timberland products in selling areas dedicated exclusively to Timberland products, or "concept shops." These accounts are serviced through a combination of field and corporate-based sales teams aligned with these channels. The Company also services its wholesale accounts through its principal showroom in New York City and a regional showroom in Dallas, Texas.

         U. S. RETAIL

         At December 31, 1998, the Company operated 17 specialty stores and 37 factory outlet stores in the United States.

         TIMBERLAND(R) SPECIALTY STORES. These stores carry current season, first quality merchandise and provide:

         - an environment to showcase the Timberland(R) brand as an integrated source of footwear, apparel and accessories;
         - sales and consumer-trend information which assists the Company in developing its marketing strategies, including point-of-purchase marketing materials; and
         - training and customer service programs, which also serve as models which may be adopted by the Company's wholesale customers.

         TIMBERLAND(R) FACTORY OUTLET STORES. These stores serve as a primary channel for the sale of excess, damaged or discontinued products. The Company views these factory outlet stores as a way to preserve the integrity of the Timberland(R) brand, while maximizing the return associated with the sale of such products.

         INTERNATIONAL

         The Company sells its products internationally through its operating divisions in the United Kingdom, France, Germany, Italy, Spain and Austria. The Company recently established a subsidiary in Chile. The Company's European operating divisions provide support for the sale of Timberland(R) products to wholesale customers and operate Timberland specialty stores and factory outlet stores in their respective countries. At December 31, 1998, the Company operated 13 specialty stores and seven factory outlet stores in Europe.

         Timberland products are sold elsewhere in Europe and in the Middle East, Africa, Central America, South America and the Asia/Pacific region by distributors, franchisees and commission agents, some of which also may operate Timberland specialty and factory outlet stores located in their respective countries.

DISTRIBUTION

         The Company distributes its products through three Company-managed distribution facilities, located in Danville, Kentucky, Ontario, California, and Enschede, Holland. During 1998, the Company continued to consolidate and centralize its distribution center operations through the following initiatives:

         - consolidating into the Danville, Kentucky facility the apparel and accessories distribution functions formerly conducted at the Grove City, Ohio facility;
         -     completing and opening the Ontario, California facility; and
         - completing the consolidation of all of its European distribution facilities into the Enschede centralized facility.

ADVERTISING AND MARKETING

         The Company designs its advertising campaigns to increase brand awareness among consumers and to emphasize the features that distinguish the Timberland(R) brand from competing brands and make Timberland(R) products an outstanding value. The Company's distributors and licensees also fund marketing campaigns, over which the Company maintains approval rights to ensure consistent and effective brand presentation.

         During 1998, the Company's national and regional advertising campaigns mainly appeared in the following media: active-lifestyle, fashion, business and sports-oriented consumer periodicals; trade press outlets; and outdoor advertising placements. The Company's advertising campaigns focused on the second half of 1998, particularly on the third quarter, when the Company's revenue historically has been highest.

         The Company reinforced these advertising efforts with a variety of promotional campaigns, retail promotions, point-of-purchase displays and materials, public relations efforts, and cooperative advertising programs with its retailers, as well as retail sales clerk training and other sales incentive programs. The Company maintains an internet web site - www.timberland.com - for use in its marketing efforts. The Company also promoted its products at various industry trade shows in the United States and internationally.

SEASONALITY

         In 1998, as historically has been the case, the Company's revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to the Company's operations typically represented a larger percentage of revenue in the first two quarters of 1998 than in the last two quarters of 1998. The Company expects this seasonality to continue in 1999.

BACKLOG

         At December 31, 1998, Timberland's backlog of orders from its customers was approximately $188 million, compared to $186 million at December 31, 1997 and $129 million at December 31, 1996. While all orders in the backlog are subject to cancellation by customers, the Company expects that the majority of such orders will be filled in 1999. The Company does not believe that its order backlog at year-end is representative of the orders which will be filled during 1999, due to the risk that such orders could be canceled, the seasonality of the Company's revenue described above and the portion of the Company's sales historically made up of "at-once" orders, the planning for which is more difficult than "future" orders.

MANUFACTURING

         The Company has two manufacturing facilities located in Puerto Rico and the Dominican Republic. During 1998, the Company manufactured approximately 20% of its footwear unit volume, compared to approximately 28% during 1997 and 35% during 1996. The remainder of the Company's footwear products and all of its apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, South America and Mexico. Approximately 56% of the Company's 1998 footwear unit volume was produced by independent manufacturers in China and Taiwan. One of these manufacturers produced approximately 30% of the Company's 1998 footwear volume. The Company currently plans to retain its internal manufacturing capability in order to continue benefiting from reduced lead times, favorable duty rates and tax benefits.

         To the extent that the Company manufactures its products outside the United States or is dependent upon foreign operations with unaffiliated parties, the Company is subject to the usual risks of doing business abroad. These risks potentially include, among other risks, foreign exchange rate fluctuations, import restrictions, anti-dumping investigations, political or labor disturbances, expropriation and acts of war.

         The Company maintains a quality management group, which develops, reviews and updates the Company's quality and production standards. To help ensure such standards are being met, the group also conducts product quality audits at the Company's and independent manufacturers' factories and distribution centers. The Company has offices in Bangkok, Thailand, Taichung, Taiwan, and Zhu Hai, China, to supervise the Company's sourcing activities conducted in the Asia/Pacific region.

RAW MATERIALS

         In 1998, four suppliers provided, in the aggregate, more than 60% of the Company's leather purchases. One of these suppliers provided approximately 30% of the Company's leather purchases in 1998. The Company believes that leather will continue to be available from these or alternative sources. The Company has established a central network of suppliers through which the Company's manufacturing facilities and independent manufacturers can purchase raw materials. In 1999, the Company expects to increase sourcing of leather from premier Asian tanneries that process United States hides, including current suppliers, in an effort to reduce lead times while maintaining the Company's high quality standards. The Company believes that key strategic alliances with leading raw material vendors help reduce the cost and provide greater consistency of raw materials procured to produce Timberland(R) products and improve compliance with the Company's production standards.

TRADEMARKS AND TRADE NAMES; PATENTS; RESEARCH & DEVELOPMENT

         The Company's principal trade name is The Timberland Company and the Company's principal trademarks are TIMBERLAND and the TREE DESIGN LOGO, which have been registered in the United States and several foreign countries. Other Company trademarks or registered trademarks are 24-7 Comfort Suspension, ACT, Active Comfort Technology, Aero Balm, Balm Shelter, Bootness, B.S.F.P., Cream Buff, Euro Rec, Euro TecRec, Fastpacker, Gear For Outdoor Athletes, Grime Squad, Guaranteed Waterproof Construction, Hydro Balm, Jackson Mountain, Lockseam, Mill River, More Quality Than You May Ever Need, Mountain to River, Mountain Athletics, Path of Service, Pull On Your Boots, Pull On Your Boots and Make a Difference, TBL, The Boot Company, This is a trip, This is not baggage, This is your new best friend, Timberland Pro, Trail Grip, Treeline, Waximum, Weathergear, and Workboots For The Professional, and the following design logos:

         [TREE DESIGN LOGO]
         [REVERSE IMAGE TREE DESIGN LOGO]
         [TIMBERLAND PRO DESIGN LOGO]
         [MOUNTAIN ATHLETICS DESIGN LOGO(3)]
         [GEAR DESIGN LOGO]
         [TIMBERLAND PRO SERIES DESIGN LOGO]
         [24-7 COMFORT SUSPENSION DESIGN LOGO]
         [TIMBERLAND MILLRIVER DESIGN LOGO]
         [MOUNTAIN TO RIVER DESIGN LOGO]

         The Company regards its trade name and trademarks as valuable assets and believes that they are important factors in marketing its products. The Company protects and defends vigorously its trade name and trademarks against infringement under the laws of the United States and other countries. In addition, the Company seeks to protect and defend vigorously its patents, designs, copyrights and all other proprietary rights under applicable laws.

         The Company conducts research, design and development efforts for its products, including field testing of a number of its products to evaluate and improve product performance. However, the Company's expenses relating to research, design and development have not represented a material expenditure relative to its other expenses.

COMPETITION

         The Company's footwear, apparel and accessories products are marketed in highly competitive environments which are subject to rapid changes in consumer preference. Although the footwear industry is fragmented to a great degree, many of the Company's competitors are larger and have substantially greater resources than the Company, including athletic shoe companies, many of which compete directly with some of the Company's products. In addition, the Company faces competition from retailers that are establishing products under private labels and from at least two direct mail companies in the United States.

         Product quality, performance, design, styling and pricing, as well as consumer awareness, are all important elements of competition in the footwear and the apparel and accessories markets served by the Company. Although changing fashion trends generally affect demand for particular products, the Company believes that, because of the functional performance, classic styling and high quality of Timberland(R) footwear products, demand for most Timberland footwear products is less sensitive to changing trends in fashion than other products that are designed specifically to meet such trends.

         The Company does not believe that any of its principal competitors offers a complete line of products that provide the same quality and performance as the complete line of Timberland(R) footwear and apparel and accessories products. However, the Company does have a variety of major competitors in each of its separate product categories, as follows:

                                                               Number of
                                                               ---------
                            Product Category                  Competitors
                            ----------------                  -----------
         Footwear:         work boots                               9
                           casual and comfort                      11
                           dress casual                            12
                           performance                             13
                           kids'                                    6
         Apparel:          men's                                   12
                           kids'                                   10

ENVIRONMENTAL MATTERS

         Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company based on information and circumstances known to the Company at this time.

EMPLOYEES

         At December 31, 1998, the Company had approximately 5,200 employees worldwide. Management considers its employee relations to be good. None of the Company's employees is represented by a labor union, and the Company has never suffered a material interruption of business caused by labor disputes.

ITEM 2.           PROPERTIES

         Since April 1994, the Company has leased its worldwide headquarters located in Stratham, New Hampshire, under a lease which expires in September 2000. The Company considers its headquarters facilities adequate and suitable for its current needs.

         The Company leases its manufacturing facilities located in Isabela, Puerto Rico, and Santiago, Dominican Republic, under 11 leasing arrangements, which expire on various dates through April 2002. The Company owns its distribution facility in Danville, Kentucky, and leases its facilities in Ontario, California, and Enschede, Holland. The Company leases all of its specialty and factory outlet stores. The Company's subsidiaries also lease office and warehouse space to meet their individual requirements.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the names, ages and principal occupations during the past five years of the Company's executive officers. All executive officers serve at the discretion of the Company's Board of Directors.

        NAME               AGE               PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
        ----               ---               -----------------------------------------------

Sidney W. Swartz            63       Chairman of the Board since June 1986; Chief Executive Officer and President, June 1986-June 1998.

Jeffrey B. Swartz           39       President and Chief Executive Officer since June 1998; Chief
                                     Operating Officer, May 1991-June 1998; Executive Vice President,
                                     March 1990-June 1998.  Jeffrey Swartz is the son of Sidney Swartz.

Geoffrey J. Hibner          49       Senior Vice President-Finance and Administration and Chief
                                     Financial Officer since May 1997.
                                     Frontier Technologies Corporation: Chief Financial Officer,
                                     August 1995-May 1997.
                                     Universal Foods Corporation: Vice President, Finance, July
                                     1988-January 1995.

Lisa H. Macpherson          38       Senior Vice President-Global Marketing since November 1998.
                                     Fisher-Price, a division of Mattel, Inc.:  Senior Vice President,
                                     Marketing, March 1997-November 1998; Senior Vice President,
                                     International Marketing, October 1995-March 1998; Vice President,
                                     Marketing Development, January 1994-October 1995.

Kenneth P. Pucker           36       Senior Vice President and General Manager-Footwear since December
                                     1997; Vice President and General Merchandising Manager-Footwear,
                                     April 1996-December 1997; Vice President-Strategic Initiatives,
                                     January 1995-April 1996; General Manager-The Outdoor Footwear
                                     Company (a subsidiary of the Company), October 1993-January 1995.

Carden N. Welsh             45       Senior Vice President-International since May 1998;  Treasurer,
                                     April 1991-May 1998.

Dennis W. Hagele            55       Vice President-Finance and Corporate Controller (Chief Accounting
                                     Officer) since October 1994.  Independent financial consultant,
                                     July 1993-September 1994.

Danette Wineberg            52       Vice President and General Counsel since October 1997.
                                     Little Caesar Enterprises, Inc.: General Counsel, November
                                     1993-October 1997.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The information required by this item is included in the Company's 1998 Annual Report under the caption "Quarterly Market Information and Related Matters" and is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         The information required by this item is included in the Company's 1998 Annual Report under the caption "Five Year Summary of Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is included in the Company's 1998 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is included in the Company's 1998 Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is included in the Company's 1998 Annual Report to security holders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 4A of Part I of this report and to the information under the caption "Information with Respect to Nominees" in the Company's definitive Proxy Statement (the "1999 Proxy Statement") relating to its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the Company's fiscal year ended December 31, 1998, which information is incorporated herein by reference. Reference is also made to the information set forth in the Company's 1999 Proxy Statement with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Executive Compensation" in the Company's 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement, which information is incorporated herein by reference. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company appearing on the cover page of this report includes the shares owned by The Sidney W. Swartz 1982 Family Trust, The Swartz Foundation and The Sidney and Judith Swartz Charitable Remainder Unitrust.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a)(1) FINANCIAL STATEMENTS. The following financial statements appearing in the Company's 1998 Annual Report are incorporated by reference in this report:

ANNUAL REPORT

                                                                        PAGE
                                                                        ----
Consolidated Balance Sheets as of December 31, 1998 and 1997             19

For the years ended December 31, 1998, 1997 and 1996:

     Consolidated Statements of Income                                   20

     Consolidated Statements of Changes in Stockholders' Equity          21

     Consolidated Statements of Cash Flows                               22

Notes to Consolidated Financial Statements                               23

Independent Auditors' Report                                             33

     (a)(2) FINANCIAL STATEMENT SCHEDULE. The following additional financial data should be read in conjunction with the consolidated financial statements in the Company's 1998 Annual Report:

                                                                      FORM 10-K
                                                                        PAGE
                                                                      ---------
Independent Auditors' Report on Schedule II                              F-1

Schedule II - Valuation and Qualifying Accounts                          F-2

     All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and have, therefore, been omitted.

     (b) REPORTS ON FORM 8-K. On October 21, 1998, the Company filed a report on Form 8-K with respect to the approval by its Board of Directors of a stock repurchase program.

     (c) EXHIBITS. Listed below are all the Exhibits filed as part of this report, some of which are incorporated by reference from documents previously filed by the Company with the Commission in accordance with the provisions of Rule 12b-32 of the Exchange Act.

EXHIBIT                          DESCRIPTION
--------------------------------------------------------------------------------


(3)  ARTICLES OF INCORPORATION AND BY-LAWS

     3.1          Restated Certificate of Incorporation (1)

     3.2          By-Laws, as amended May 19, 1993, filed herewith

(4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

     (See also Exhibits 3.1 and 3.2)

     4.1 Specimen stock certificate for shares of the Company's Class A Common Stock (2)

(10) MATERIAL CONTRACTS

     10.1 Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz (1)

     10.2         (a)   The Company's 1987 Stock Option Plan, as amended (3)

                  (b) The Company's 1997 Stock Option Plan for Non-Executive Employees (4)

                  (c) The Company's 1997 Incentive Plan (4)

     10.3         The Company's 1991 Employee Stock Purchase Plan, as amended
                  (5)

     10.4         The Company's 1991 Stock Option Plan for Non-Employee
                  Directors (6)

     10.5 The Timberland Company Short Term Incentive Plan, filed herewith


-----------------
(1) Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.
(2) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(3) Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.
(4) Filed on September 9, 1997 as an exhibit to Registration Statement on Form S-8, numbered 333-35223, and incorporated herein by reference.
(5) Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.
(6) Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

EXHIBIT                          DESCRIPTION
--------------------------------------------------------------------------------


     10.6 The Timberland Company Retirement Earnings 401(k) Plan and Trust Agreements (7)

     10.7         The Timberland Company Profit Sharing Plan and Trust
                  Agreements (7)

     10.8 Credit Agreement dated as of April 30, 1998 among The Timberland Company, certain banks listed therein and Morgan Guaranty Trust Company of New York, as Agent (8)

     10.9         (a) Note Agreements dated as of December 15, 1994 regarding
                      $106,000,000 8.94% Senior Notes due December 15, 2001 (9)

                  (b) Amendment No. 1 dated as of April 1, 1995 to Note
                      Agreements (10)

                  (c) Amendment No. 2 dated as of June 28, 1995 to Note
                      Agreements (10)

                  (d) Amendment No. 3 dated as of June 21, 1996 to Amended and
                      Restated Note Agreements (11)

(13)     ANNUAL REPORT TO SECURITY HOLDERS

     13. Portions of the 1998 Annual Report as incorporated herein by reference, filed herewith

(21)     SUBSIDIARIES

     21.          List of subsidiaries of the registrant, filed herewith





-------------------------
(7) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
(8) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 26, 1998, and incorporated herein by reference.
(9) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.
(10) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1995, and incorporated herein by reference.
(11) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 27, 1996, and incorporated herein by reference.

EXHIBIT                          DESCRIPTION
--------------------------------------------------------------------------------


(23)     CONSENT OF EXPERTS AND COUNSEL

     23.          Consent of Deloitte & Touche LLP, filed herewith

(27)     FINANCIAL DATA SCHEDULE

     27. Financial Data Schedule for the year ended December 31, 1998, filed herewith

(99) ADDITIONAL EXHIBIT

     99. Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith

Pursuant to paragraph 4(iii) of Item 601(b), Regulation S-K, the Company has filed as Exhibits only the instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries with respect to which the total amount of securities authorized thereunder exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission, upon its request, copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries, with respect to which the total amount does not exceed 10% of such assets. The Company also agrees to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE TIMBERLAND COMPANY


March 24, 1999                               By: /s/ Jeffrey B. Swartz
                                                 -------------------------------
                                                 Jeffrey B. Swartz, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                          Date
     ---------                          -----                          ----

/s/ Sidney W. Swartz          Chairman of the Board
------------------------      and Director                        March 24, 1999
Sidney W. Swartz


/s/ Jeffrey B. Swartz         President, Chief Executive
------------------------      Officer and Director (Principal     March 24, 1999
Jeffrey B. Swartz             Executive Officer)


/s/ Geoffrey J. Hibner        Senior Vice President-Finance
-------------------------     and Administration and Chief        March 24, 1999
Geoffrey J. Hibner            Financial Officer


/s/ Dennis W. Hagele          Vice President-Finance
-------------------------     and Corporate Controller            March 24, 1999
Dennis W. Hagele              (Chief Accounting Officer)


/s/ Robert M. Agate
------------------------      Director                            March 24, 1999
Robert M. Agate


/s/ John F. Brennan
------------------------      Director                            March 24, 1999
John F. Brennan


/s/ Ian W. Diery
------------------------      Director                            March 24, 1999
Ian W. Diery


/s/ John A. Fitzsimmons
------------------------      Director                            March 24, 1999
John A. Fitzsimmons


/s/ Indra K. Nooyi
------------------------      Director                            March 24, 1999
Indra K. Nooyi


/s/ Abraham Zaleznik
------------------------      Director                            March 24, 1999
Abraham Zaleznik


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Timberland Company:

     We have audited the consolidated financial statements of The Timberland Company and subsidiaries as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 3, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to security holders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Timberland Company listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP


Boston, Massachusetts
February 3, 1999

                                                                     SCHEDULE II


                             THE TIMBERLAND COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars In Thousands)


                                                        Additions                 Deductions
                                            ----------------------------------    ----------
                            Balance at                                            Write-Offs,    Balance at
                             Beginning      Charged to Costs      Charged to        Net of          End
                             of Period        and Expenses      Other Accounts    Recoveries     of Period
                            ----------      ----------------    --------------    -----------    ----------

Description
-----------

Allowance for
  doubtful accounts:

Year ended

    December 31, 1998         $3,742             $2,383                -            $1,356         $4,769

    December 31, 1997          3,540              3,605                -             3,403          3,742

    December 31, 1996          2,658              2,046                -             1,164          3,540


Group insurance
  reserve:

Year ended

    December 31, 1998         $1,100             $4,377                -            $4,400         $1,077

    December 31, 1997          1,035              6,803                -             6,738          1,100

    December 31, 1996          2,774              3,402                -             5,141          1,035



        ----------------------------------------------------------------

TIMBERLAND, the TREE DESIGN LOGO, 24-7 Comfort Suspension, ACT, Active Comfort Technology, Aero Balm, Balm Shelter, Bootness, B.S.F.P., Cream Buff, Euro Rec, Euro TecRec, Fastpacker, Gear For Outdoor Athletes, Grime Squad, Guaranteed Waterproof Construction, Hydro Balm, Jackson Mountain, Lockseam, Mill River, More Quality Than You May Ever Need, Mountain to River, Mountain Athletics, Path of Service, Pull On Your Boots, Pull On Your Boots and Make a Difference, TBL, The Boot Company, This is a trip, This is not baggage, This is your new best friend, Timberland Pro, Trail Grip, Treeline, Waximum, Weathergear, and Workboots For The Professional, are trademarks or registered trademarks of The Timberland Company.


                         (C) The Timberland Company 1999
                              All Rights Reserved.