Form 10-Q
period 1999-03-26
TIMBERLAND CO
filed 1999-05-06
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 26, 1999
                                        --------------

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

                                    Yes [X]     No [ ]

On April 23, 1999, 8,766,797 shares of the registrant's Class A Common Stock were outstanding and 2,337,849 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page(s)
                                                                        -------

PART I FINANCIAL INFORMATION (unaudited)

       Condensed Consolidated Balance Sheets -                            1-2
         March 26, 1999 and December 31, 1998

       Condensed Consolidated Statements of Income -                       3
         For the three months ended March 26, 1999
         and March 27, 1998

       Condensed Consolidated Statements of Cash Flows -                   4
         For the three months ended March 26, 1999 and March 27, 1998

       Notes to Condensed Consolidated Financial Statements               5-6

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7-11

PART II OTHER INFORMATION                                                 12

                                                                       Form 10-Q
                                                                          Page 1

PART I FINANCIAL INFORMATION


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   March 26,    December 31,
                                                                     1999           1998
                                                                   ---------    ------------

Current assets
    Cash and equivalents                                           $122,687       $151,889
    Accounts receivable, net of allowance for doubtful
      accounts of $4,407 at March 26, 1999 and $4,769 at
      December 31, 1998                                             101,057         79,024

    Inventory                                                       143,134        131,218
    Prepaid expense                                                  12,731         11,897
    Deferred income taxes                                            14,005         13,538
                                                                   --------       --------

         Total current assets                                       393,614        387,566
                                                                   --------       --------

Property, plant and equipment                                       132,267        131,237
Less accumulated depreciation and amortization                      (76,019)       (74,316)
                                                                   --------       --------
         Net property, plant and equipment                           56,248         56,921
                                                                   --------       --------


Excess of cost over fair value of net assets
    acquired, net                                                    18,796         19,217

Other assets, net                                                     5,249          5,763
                                                                   --------       --------

                                                                   $473,907       $469,467
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

                                                                       Form 10-Q
                                                                          Page 2


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                                March 26,         December 31,
                                                                                  1999                1998
                                                                                ---------         ------------

Current liabilities
      Accounts payable                                                          $ 26,611            $ 25,890
      Accrued expense
         Payroll and related                                                      16,307              22,090
         Interest and other                                                       40,759              29,528
         Income taxes payable                                                     10,805              18,223
                                                                                --------            --------

                   Total current liabilities                                      94,482              95,731
                                                                                --------            --------

Long-term debt                                                                   100,000             100,000
Deferred income taxes                                                              7,513               7,543

Stockholders' equity
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         none issued                                                                  --                  --
      Class A Common Stock, $.01 par value (1 vote per share);
         30,000,000 shares authorized; 9,185,975 shares issued
         at March 26, 1999 and 9,177,383 shares at December 31, 1998                  92                  92
     Class B Common Stock, $.01 par value (10 votes per share);
         convertible into Class A shares on a one-for-one basis;
         15,000,000 shares authorized; 2,337,849 shares issued at
         March 26, 1999 and 2,338,162 shares at December 31, 1998                     23                  23
     Additional paid-in capital                                                   74,860              74,711
     Retained earnings                                                           214,919             207,077
     Accumulated other comprehensive income (loss)                                (1,646)                626
     Less treasury stock at cost, 417,368 shares at March 26,
         1999 and December 31, 1998                                              (16,336)            (16,336)
                                                                                --------            --------
                                                                                 271,912             266,193
                                                                                --------            --------
                                                                                $473,907            $469,467
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

                                                                       Form 10-Q
                                                                          Page 3


                             THE TIMBERLAND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                         For the
                                                    Three Months Ended
                                               ----------------------------
                                               March 26,          March 27,
                                                 1999               1998
                                               ---------          ---------

Revenue                                        $176,897           $163,058

Cost of goods sold                              103,768             96,113
                                               --------           --------

       Gross profit                              73,129             66,945
                                               --------           --------

Operating expense
    Selling                                      47,447             42,405
    General and administrative                   12,513             12,136
    Amortization of goodwill                        421                421
                                               --------           --------

       Total operating expense                   60,381             54,962
                                               --------           --------

       Operating income                          12,748             11,983
                                               --------           --------

Other expense (income)
    Interest expense                              2,204              2,234
    Other, net                                     (988)            (1,082)
                                               --------           --------

       Total other expense                        1,216              1,152
                                               --------           --------

       Income before income taxes                11,532             10,831
                                               --------           --------

Provision for income taxes                        3,690              3,466
                                               --------           --------

       Net income                              $  7,842           $  7,365
                                               ========           ========

Basic earnings per share                       $    .71           $    .65
                                               ========           ========
Weighted-average shares outstanding              11,101             11,380
                                               ========           ========

Diluted earnings per share                     $    .69           $    .62
                                               ========           ========
Weighted-average shares outstanding              11,365             11,814
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

                                                                       Form 10-Q
                                                                          Page 4


                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                           For the
                                                                                      Three Months Ended
                                                                                ------------------------------
                                                                                March 26,            March 27,
                                                                                  1999                 1998
                                                                                ---------            ---------
Cash flows from operating activities:
    Net income                                                                  $  7,842             $  7,365
    Adjustments to reconcile net income
       to net cash used by operating activities:
          Deferred income taxes                                                     (497)                   2
          Depreciation and amortization                                            4,546                4,521
          Increase (decrease) in cash from changes in working
            capital items:
            Accounts receivable                                                  (25,955)             (20,088)
            Inventory                                                            (12,230)               2,442
            Prepaid expense                                                       (1,009)                  50
            Accounts payable                                                       3,637                4,826
            Accrued expense                                                        6,461               (4,537)
            Income taxes                                                          (7,232)              (2,847)
                                                                                --------             --------
                Net cash used by operating activities                            (24,437)              (8,266)
                                                                                --------             --------

Cash flows from investing activities:
    Additions to property, plant and equipment, net                               (3,514)              (4,076)
    Other, net                                                                      (855)                (419)
                                                                                --------             --------
                Net cash used by investing activities                             (4,369)              (4,495)
                                                                                --------             --------
Cash flows from financing activities:
    Issuance of common stock                                                         149                  722
                                                                                --------             --------
                Net cash provided by financing activities                            149                  722
                                                                                --------             --------

Effect of exchange rate changes on cash                                             (545)                 (16)
                                                                                --------             --------
Net decrease in cash and equivalents                                             (29,202)             (12,055)
Cash and equivalents at beginning of period                                      151,889               98,771
                                                                                --------             --------
Cash and equivalents at end of period                                           $122,687             $ 86,716
                                                                                ========             ========

-------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Interest paid                                                                $     27             $      6
   Income tax paid                                                                11,605                6,263
-------------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5


                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consisted of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. The results of operations for the three months ended March 26, 1999 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.       Inventory consisted of the following:

                                      March 26, 1999      December 31, 1998
                                      --------------      -----------------

         Raw materials                   $  5,828              $  6,253
         Work-in-process                    4,430                 3,913
         Finished goods                   132,876               121,052
                                         --------              --------
                                         $143,134              $131,218
                                         ========              ========

4. Comprehensive income for the three months ended March 26, 1999 and March 27, 1998 follows:

                                                        March 26,      March 27,
                                                          1999           1998
                                                        ---------      ---------
                 Net income                              $ 7,842        $7,365
                 Change in cumulative translation
                    adjustment                            (2,272)         (163)
                                                         -------        ------
                 Comprehensive income                    $ 5,570        $7,202
                                                         =======        ======

                                                                       Form 10-Q
                                                                          Page 6


                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

5. Business segment revenue, income (loss) before income taxes and total assets for the three months ended March 26, 1999 and March 27, 1998 follow:

                                          U.S.          U.S.                        Unallocated
         1999                          Wholesale       Retail     International      Corporate     Consolidated
         ----                          ---------      --------    -------------     -----------    ------------
         Revenue                       $ 79,246       $ 25,998      $ 71,653         $     --        $176,897
         Income (loss) before
            income taxes                 17,275         (1,306)       12,326          (16,763)         11,532
         Total assets                   159,704         33,378       103,642          177,183         473,907

         1998
         ----
         Revenue                       $ 77,999       $ 22,053      $ 63,006         $     --        $163,058
         Income (loss) before
            income taxes                 19,017         (1,650)       10,941          (17,477)         10,831
         Total assets                   154,628         33,566       103,671          133,297         425,162


         A discussion of segment revenue and profitability is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

6. Dilutive securities included in the calculation of diluted weighted-average shares were 263,994 and 434,442 for the first quarter of 1999 and 1998, respectively.

                                                                       Form 10-Q
                                                                          Page 7


                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

Revenue for the first quarter of 1999 was $176.9 million, an increase of $13.8 million, or 8.5%, compared with the $163.1 million reported in the first quarter of 1998.

Footwear revenue for the first quarter of 1999 was $130.6 million, an increase of $6.9 million, or 5.6%, compared with the same period in 1998. The increase was primarily attributable to growth in both the international wholesale and domestic retail markets. By product, the increase was primarily attributable to Boots and Kids' footwear. In total, footwear unit sales increased 6.7% over the same period last year.

Apparel and accessories revenue for the first quarter of 1999 was $42.6 million, an increase of $5.6 million, or 15.1%, compared with the same period in 1998. The growth occurred in both the international and domestic markets. Apparel and accessories unit sales drove the revenue increase worldwide, posting a 22.6% increase over the same period last year.

Worldwide revenue from Company-owned retail and factory stores for the first quarter of 1999 was $32.5 million, an increase of $4.6 million, or 16.4%, compared with the same period in 1998. This represented 18.4% of total revenue, compared with 17.1% for the first quarter of 1998. This improvement was driven primarily by both footwear and apparel and accessories unit sales.

Domestic revenue for the first quarter of 1999 was $105.2 million, an increase of $5.2 million, or 5.2%, compared with the same period in 1998. Domestic revenue represented 59.5% of total revenue for the first quarter of 1999, compared with 61.4% for the first quarter of 1998. The U.S. Wholesale business segment revenue increased 1.6% in the first quarter of 1999, compared with the same period in 1998, due to increased apparel unit sales. Footwear revenue was comparable with last year. The U.S. Retail segment revenue increased 17.9%, compared with the same period in 1998. Comparable domestic retail and factory store sales increased 17.3%. Both footwear and apparel and accessories unit sales drove this improvement.

International revenue for the first quarter of 1999 was $71.7 million, an increase of $8.6 million, or 13.7%, compared with the same period in 1998. International revenue comprised 40.5% of total revenue for the first quarter of 1999, compared with 38.6% for the first quarter of 1998. The improvement was attributable to increases in both footwear and apparel revenue and was driven by double digit sales increases in three of the five European subsidiaries.

Gross profit as a percentage of revenue for the first quarter of 1999 was 41.3%, up 0.2 percentage points, from the 41.1% reported for the first quarter of 1998. The improvement in gross margin was due primarily to a shift in mix to a greater percentage of higher gross margin, European revenue.

Operating expense was $60.4 million in the first quarter of 1999, up $5.4 million, or 9.9%, from the $55.0 million reported for the first quarter of 1998. Operating expense as a percentage of revenue for the first quarter of 1999 increased to 34.1%, from the 33.7% reported for the first quarter of 1998. The increase primarily reflects expenditures for marketing, selling and distribution costs.

                                                                       Form 10-Q
                                                                          Page 8


Interest expense for both the first quarter of 1999 and 1998 was $2.2 million resulting from the same debt structure in both periods.

Income (loss) before income taxes in the first quarter of 1999 improved in the U.S. Retail and International segments compared with the same period in 1998, primarily due to improved revenue and gross margin dollars. The U.S. Wholesale segment decreased primarily due to expenditures for distribution and product development on a revenue base slightly higher than the prior year period.

The effective tax rate for the three months ended March 26, 1999 and March 27, 1998 was 32%.


LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations during the first quarter of 1999 was $24.4 million, compared with $8.3 million used during the same period in 1998. The use of cash in 1999 was primarily due to increases in accounts receivable and inventory and a decrease in taxes payable. The changes in receivables and taxes payable are consistent with the comparable prior year period. The inventory increase reflects a lower 1998 year end position than in the prior year, while the balance on March 26, 1999 is comparable to the balance on March 27, 1998. Days sales outstanding at March 26, 1999 were 51 days compared with 53 days at March 27, 1998. Wholesale days sales outstanding decreased to 55 days at March 26, 1999 from 57 days at March 27, 1998. Inventory turns increased to 2.9 times for the first quarter of 1999, compared with 2.7 times for the first quarter of 1998.

Net cash used by investing activities amounted to $4.4 million in the first quarter of 1999 and $4.5 million in the first quarter of 1998. Capital expenditures for the first quarter of 1999 were $3.5 million, compared with $4.1 million for the same period in 1998. Cash provided by financing activities was $0.1 million in the first quarter of 1999 and $0.7 million for the same period in 1998.

The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. The Company's debt-to-capital ratio was 26.9% at March 26, 1999, compared with 27.3% at December 31, 1998 and 31.0% at March 27, 1998.

Management believes that the Company's capital needs for 1999 will be met through its existing credit facilities and cash flows from operations without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K for the year ended December 31, 1998, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

                                                                       Form 10-Q
                                                                          Page 9


NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is not required to be implemented until fiscal year 2000. Since its requirements are complex and its scope far reaching, the Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.


YEAR 2000

The Year 2000 issue is primarily the result of computer programs using two digits rather than four to refer to a year. These programs may not properly recognize a year that begins with "20" instead of "19." This could cause an inability of computer programs to process transactions or engage in normal business activities.

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

The Company's Year 2000 compliance strategy includes several overlapping phases:

- INVENTORY involves identifying all hardware, software and external business --------- partners (including customers, suppliers and service providers) that could have a date-related impact on the following functional systems and/or business operations: (i) enterprise business systems, which encompass order processing, inventory and financial systems; (ii) technical systems, including desktops, networks, voice and mid-range computers; (iii) department hardware and software applications used by individual business units; and (iv) facilities and other non-informational technology systems.

- ANALYSIS involves, for each of the above inventory categories, identifying -------- the relevant date on which the inventory would first encounter the requirement to use a year 2000 date, determining Year 2000 compliance and assessing the level and likelihood of potential risk and exposure to the Company of non-compliance.

- CONVERSION involves developing and executing a plan to bring inventory into ---------- compliance.

- TESTING involves executing test routines on each inventory item for ------- compliance, both by itself and on an integrated basis with every other system with which it shares information.

- IMPLEMENTATION involves putting compliant inventory back into the -------------- production environment.

                                                                       Form 10-Q
                                                                         Page 10


The Company has completed the inventory, analysis and conversion phases for its enterprise business systems. During the first quarter of 1999, the Company completed the testing and implementation of its factory inventory control systems. The Company has completed the testing and implementation phases for all of its enterprise business systems, except its corporate supply chain planning and its European financial transactions systems. The Company expects to complete the testing and implementation of these systems by the end of the second quarter of 1999. The Company has also completed the inventory and analysis phases for all other systems. Conversion, testing and implementation of all such systems are underway, with attention being dedicated first to the most critical inventory. Completion of testing and implementation is planned for the second quarter of 1999 for technical systems and throughout 1999 for departmental applications, facilities and non-informational technology systems.

In addition to requesting warranty compliance from its external business partners, the Company has requested information on its business partners' Year 2000 compliance and contingency plans to assess the potential risks of non-compliance and the resulting impact on the Company. The Company uses the information it receives in developing its Year 2000 contingency plans, as discussed in more detail below. This process will continue throughout 1999. The Company also requests that new external business partners certify, in writing, that they are Year 2000 compliant. However, the Company will not be able to independently verify that such external business partners are, in fact, Year 2000 compliant.

COSTS Total expenditures related to the Company's Year 2000 compliance efforts ----- are currently estimated to be approximately $4.2 million from 1997 through 2000. This estimate does not include the compensation of Company employees and other similar internal costs, the time and costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant, or internal costs related to contingency plans. Year 2000 expenditures are being funded through operating cash flows and are expected to be immaterial to the Company's operating results. This estimate is based on the Company's current assessment of its Year 2000 compliance needs and is subject to change as the Company proceeds with its compliance efforts. As of March 26, 1999, the Company has incurred approximately $1.3 million relating to its Year 2000 initiatives.

RISKS The Company does not now anticipate that a material business disruption ----- will occur as a result of Year 2000 issues. However, to the extent the Company is unable to resolve Year 2000 issues, the Company's business, financial position and results of operations could be materially adversely affected.

The Company believes that the greatest potential risk is the failure of its external business partners to achieve Year 2000 compliance in a timely manner. Among other things, the Company's principal leather suppliers, footwear and apparel manufacturers and transportation providers could be unable to manufacture or deliver materials and products in a timely manner.

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

                                                                       Form 10-Q
                                                                         Page 11


CONTINGENCY PLAN The Company is in the process of developing Year 2000 ---------------- contingency plans to address the risk and exposure relative to the Company's supply chain, from the purchase of raw materials through the delivery of finished products to the customer. The Company is using the information and data received from its external business partners to develop its contingency plans. To the extent possible, the Company's contingency plans will be coordinated with the plans of its business partners. The Company expects to more completely define these issues and to quantify their potential impact by the close of the second quarter of 1999. These efforts will be supplemented by the Year 2000 contingency plans for certain issues at the individual inventory level, previously developed and continually updated by the Company. The Company also expects to complete the Company-level contingency plans by the close of the second quarter of 1999. However, the necessity, timing and cost of any contingency plans must be evaluated on a case-by-case basis and may vary considerably, and testing results and external business partners' responses may require changes in or additions to such plans. Furthermore, there may be no practical alternative course of action available to the Company for some issues, such as infrastructure failures.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's current policies and business practices regarding derivative instruments are consistent with its fiscal year end 1998 Annual Report disclosure. As of March 26, 1999, the Company had no short-term financing outstanding and one long-term debt instrument outstanding at a fixed interest rate of 8.94% with a maturity in December, 2001. The Company's foreign currency exposure is generated primarily from its European operating subsidiaries. As of March 26, 1999, there were no material foreign currency transactions or cash exposures that were not hedged. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $8.0 million.

                                                                       Form 10-Q
                                                                         Page 12


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


                                             The Timberland Company
                                             -----------------------------------
                                             (Registrant)

Date: May 6, 1999                            /s/ Geoffrey J. Hibner
      ------------                           -----------------------------------
                                             Geoffrey J. Hibner
                                             Senior Vice President - Finance and
                                             Administration and Chief Financial
                                             Officer

Date: May 6, 1999                            /s/ Dennis W. Hagele
      ------------                           -----------------------------------
                                             Dennis W. Hagele
                                             Vice President-Finance and
                                             Corporate Controller
                                             (Chief Accounting Officer)