Form 10-Q
period 1999-06-25
TIMBERLAND CO
filed 1999-08-06
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended June 25, 1999
                                    -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________________ to _________________

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

On July 23, 1999, 8,228,464 shares of the registrant's Class A Common Stock were outstanding and 2,337,849 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                        Page(s)
                                                                        -------


Part I Financial Information (unaudited)
----------------------------------------


       Condensed Consolidated Balance Sheets -                            1-2
         June 25, 1999 and December 31, 1998

       Condensed Consolidated Statements of Income -                        3
         For the three and six months ended June 25, 1999
         and June 26, 1998

       Condensed Consolidated Statements of Cash Flows -                    4
         For the six months ended June 25, 1999 and June 26, 1998

       Notes to Condensed Consolidated Financial Statements               5-7

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8-13


Part II Other Information                                                13-14
-------------------------

                                                                       Form 10-Q
                                                                          Page 1


Part I Financial Information
----------------------------


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                     June 25,          December 31,
                                                                                       1999                1998
                                                                                     --------          ------------
Current assets
    Cash and equivalents                                                            $ 62,199             $151,889
    Accounts receivable, net of allowance for doubtful accounts of $4,262
      at June 25, 1999 and $4,769 at December 31, 1998                                89,774               79,024


    Inventory                                                                        165,634              131,218
    Prepaid expense                                                                   12,729               11,897
    Deferred income taxes                                                             13,463               13,538
                                                                                    --------             --------

                    Total current assets                                             343,799              387,566
                                                                                    --------             --------

Property, plant and equipment                                                        137,780              131,237
Less accumulated depreciation and amortization                                       (78,515)             (74,316)
                                                                                    --------             --------
                    Net property, plant and equipment                                 59,265               56,921
                                                                                    --------             --------

Excess of cost over fair value of net assets
    acquired, net                                                                     18,375               19,217

Other assets, net                                                                      5,430                5,763
                                                                                    --------             --------

                                                                                    $426,869             $469,467
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

                                                                       Form 10-Q
                                                                          Page 2



                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                June 25,          December 31,
                                                                                  1999                1998
                                                                                --------          ------------
 Current liabilities
    Accounts payable                                                            $ 28,413            $ 25,890
    Accrued expense
      Payroll and related                                                         17,609              22,090
      Interest and other                                                          34,469              29,528
      Income taxes payable                                                         4,329              18,223
                                                                                --------            --------

               Total current liabilities                                          84,820              95,731
                                                                                --------            --------

 Long-term debt                                                                  100,000             100,000
 Deferred income taxes                                                             7,646               7,543

 Stockholders' equity
    Preferred stock, $.01 par value; 2,000,000 shares authorized;
      none issued                                                                      -                   -
    Class A Common Stock, $.01 par value (1 vote per share); 30,000,000 shares authorized; 9,230,285 shares issued
      at June 25, 1999 and 9,177,383 shares at December 31, 1998                      92                  92
    Class B Common Stock, $.01 par value (10 votes per share);
      convertible into Class A shares on a one-for-one basis;
      15,000,000 shares authorized; 2,337,849 shares issued at
      June 25, 1999 and 2,338,162 shares at December 31, 1998                         23                  23
    Additional paid-in capital                                                    76,278              74,711
    Retained earnings                                                            217,322             207,077
    Accumulated other comprehensive income (loss)                                 (3,010)                626
    Less treasury stock at cost, 1,017,368 shares at June 25,
        1999 and 417,368 shares at December 31, 1998                             (56,302)            (16,336)
                                                                                --------            --------
                                                                                 234,403             266,193
                                                                                --------            --------
                                                                                $426,869            $469,467
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

                                                                       Form 10-Q
                                                                          Page 3



                             THE TIMBERLAND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                               For the                         For the
                                                          Three  Months Ended             Six Months Ended
                                                       -------------------------       ----------------------
                                                       June 25,        June 26,        June 25,      June 26,
                                                         1999            1998            1999          1998
                                                       --------        --------        --------      --------

Revenue                                                $152,937        $144,741        $329,834       $307,798
Cost of goods sold                                       91,920          87,310         195,688        183,422
                                                       --------        --------        --------       --------

       Gross profit                                      61,017          57,431         134,146        124,376
                                                       --------        --------        --------       --------

Operating expense
    Selling                                              43,189          41,062          90,638         83,467
    General and administrative                           12,205          11,463          24,717         23,599
    Amortization of goodwill                                421             421             842            842
                                                       --------        --------        --------       --------

       Total operating expense                           55,815          52,946         116,197        107,908
                                                       --------        --------        --------       --------

       Operating income                                   5,202           4,485          17,949         16,468
                                                       --------        --------        --------       --------

Other expense (income)
    Interest expense                                      2,323           2,337           4,526          4,571
    Other, net                                             (653)           (648)         (1,641)        (1,730)
                                                       --------        --------        --------       --------

       Total other expense                                1,670           1,689           2,885          2,841
                                                       --------        --------        --------       --------

       Income before income taxes                         3,532           2,796          15,064         13,627
                                                       --------        --------        --------       --------

Provision for income taxes                                1,130             895           4,820          4,361
                                                       --------        --------        --------       --------

       Net income                                      $  2,402        $  1,901        $ 10,244       $  9,266
                                                       ========        ========        ========       ========

Basic earnings per share                               $    .22        $    .17        $    .93       $    .81
                                                       ========        ========        ========       ========
Weighted-average shares outstanding                      10,901          11,459          11,001         11,419
                                                       ========        ========        ========       ========

Diluted earnings per share                             $    .21        $    .16        $    .91       $    .78
                                                       ========        ========        ========       ========
Weighted-average shares outstanding                      11,246          11,920          11,305         11,867
                                                       ========        ========        ========       ========



     See accompanying notes to condensed consolidated financial statements.
                                                         .

                                                                       Form 10-Q
                                                                          Page 4



                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                        For the
                                                                                    Six Months Ended
                                                                             ------------------------------
                                                                             June 25,             June 26,
                                                                               1999                 1998
                                                                             --------             ---------
Cash flows from operating activities:
   Net income                                                                 $ 10,244          $  9,266
   Adjustments to reconcile net income
       to net cash used by operating activities:
          Deferred income taxes                                                    178              (285)
          Depreciation and amortization                                          9,721             9,534
          Increase (decrease) in cash from changes in working capital items:
            Accounts receivable                                                (13,732)          (19,147)
            Inventory                                                          (34,864)          (57,358)
            Prepaid expense                                                     (1,122)            1,047
            Accounts payable                                                     4,340             9,128
            Accrued expense                                                      1,558           (10,011)
            Income taxes                                                       (13,642)           (9,998)
                                                                              --------          --------
               Net cash used by operating activities                           (37,319)          (67,824)
                                                                              --------          --------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                             (10,757)           (8,528)
   Other, net                                                                   (2,093)             (653)
                                                                              --------          --------
               Net cash used by investing activities                           (12,850)           (9,181)
                                                                              --------          --------

Cash flows from financing activities:
   Common stock repurchases                                                    (39,966)                -
   Issuance of common stock                                                      1,567             2,975
                                                                              --------          --------
               Net cash provided (used) by financing activities                (38,399)            2,975
                                                                              --------          --------

Effect of exchange rate changes on cash                                         (1,122)               16
                                                                              --------          --------
Net decrease in cash and equivalents                                           (89,690)          (74,014)
Cash and equivalents at beginning of period                                    151,889            98,771
                                                                              --------          --------
Cash and equivalents at end of period                                         $ 62,199          $ 24,757
                                                                              ========          ========


Supplemental disclosure of cash flow information:
   Interest paid                                                              $  4,543          $  4,603
   Income tax paid                                                              18,536            14,635




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

2. The results of operations for the three and six months ended June 25, 1999 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.       Inventory consisted of the following:

                                         June 25, 1999       December 31, 1998
                                         -------------       -----------------

           Raw materials                  $  4,653               $  6,253
           Work-in-process                   3,989                  3,913
           Finished goods                  156,992                121,052
                                          --------               --------
                                          $165,634               $131,218
                                          ========               ========


4. Comprehensive income for the three and six months ended June 25, 1999 and June 26, 1998 follows:

                                             For the              For the
                                       Three Months Ended     Six Months Ended
                                       -------------------   ------------------
                                      June 25,    June 26,   June 25,   June 26,
                                        1999        1998       1999       1998
                                       -------    -------    -------    -------
         Net Income                    $ 2,402     $1,901    $10,244     $9,266
         Change in cumulative
           translation adjustment       (1,364)       (80)    (3,636)      (243)
                                       -------     ------    -------     ------
         Comprehensive income          $ 1,038     $1,821    $ 6,608     $9,023
                                       =======     ======    =======     ======

                                                                       Form 10-Q
                                                                          Page 6




                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)



5. Business segment revenue, income (loss) before income taxes and total assets for the three and six months ended June 25, 1999 and June 26, 1998 follow:

         For the Three Months Ended June 25, 1999 and June 26, 1998
         ----------------------------------------------------------

                                         U.S.           U.S.                        Unallocated
         1999                          Wholesale       Retail     International      Corporate      Consolidated
         ----                          ---------       -------    -------------      ---------      ------------
         Revenue                       $ 81,662        $30,295       $40,980          $      -        $152,937
         Income (loss) before
            income taxes                 17,494          1,803           461           (16,226)          3,532
         Total assets                   179,704         32,641        97,838           116,686         426,869

         1998
         ----
         Revenue                       $ 75,573        $26,651       $42,517          $      -        $144,741
         Income (loss) before
            income taxes                 17,006          1,041         1,914           (17,165)          2,796
         Total assets                   221,859         31,055        94,257            74,316         421,487


         For the Six Months Ended June 25, 1999 and June 26, 1998
         --------------------------------------------------------

                                         U.S.           U.S.                        Unallocated
         1999                          Wholesale       Retail     International      Corporate      Consolidated
         ----                          ---------       ------     -------------     -----------     ------------
         Revenue                       $160,908        $56,293      $112,633          $      -        $329,834
         Income (loss) before
            income taxes                 34,771            497        12,787           (32,991)         15,064

         1998
         ----
         Revenue                       $153,572        $48,703      $105,523          $      -        $307,798
         Income (loss) before
            income taxes                 36,024           (609)       12,853           (34,641)         13,627



         A discussion of segment revenue and profitability is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

6. Dilutive securities included in the calculation of diluted weighted-average shares were 345,271 and 460,883 for the second quarter of 1999 and 1998, respectively, and 304,633 and 447,663 for the first six months of 1999 and 1998, respectively.

                                                                       Form 10-Q
                                                                          Page 7



7.       Repurchase Authorization

         The Company recently completed the one million share stock repurchase program authorized by the Board of Directors in October 1998. On June 11, 1999, the Board authorized the repurchase of up to an additional one million shares of the Company's Class A Common Stock. As with the completed program, the repurchases will be conducted from time to time, at the discretion of management and as market and business conditions may warrant. The Company may use repurchased shares to offset shares which may be issued under the Company's stock-based employee incentive plans.

8.       Subsequent Event

         On July 28, 1999, the Company announced that the Board of Directors approved a 2-for-1 split of its Class A and Class B Common Stock. The additional shares will be distributed on September 15, 1999, to shareholders of record on August 31, 1999. The shares presented in the condensed consolidated balance sheets as of June 25, 1999 and June 26, 1998 and the number of shares used in the computation of earnings per share in the condensed consolidated statements of income for the three and six months ended June 25, 1999 and June 26, 1998, were based on the number of shares outstanding before giving effect to the stock split. On a proforma basis, giving effect to the stock split, outstanding shares and revised earnings per share would have been as follows:

                                                 June 25, 1999     June 26, 1998
                                                 -------------     -------------

         Proforma issued and outstanding
           shares of:
               Class A Common Stock                 18,460,570        18,354,766
               Class B Common Stock                  4,675,698         4,676,324

         Proforma earnings per share:
               Three months ended:
                 Basic earnings per share                 $.11              $.08
                 Diluted earnings per share               $.11              $.08

               Six months ended:
                 Basic earnings per share                 $.47              $.41
                 Diluted earnings per share               $.45              $.39


         In connection with the stock split, the Board also increased the number of shares authorized under its previously announced repurchase program (Note 7) from up to one million shares to up to two million shares.

                                                                       Form 10-Q
                                                                          Page 8




                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)




RESULTS OF OPERATIONS
---------------------

Second Quarter 1999 Compared with Second Quarter 1998
-----------------------------------------------------

Revenue for the second quarter of 1999 was $152.9 million, an increase of $8.2 million, or 5.7%, compared with the $144.7 million reported for the second quarter of 1998.

Footwear revenue for the second quarter of 1999 was $119.2 million, an increase of $8.3 million, or 7.5%, compared with the same period in 1998. The increase was primarily attributable to growth in both the domestic wholesale and, to a lesser degree, the worldwide retail markets. By product, the increase was primarily attributable to Boots and Kids', partially offset by a decrease in Performance. In total, footwear unit sales increased 14.2% compared with the same period last year while the average selling price decreased 5.8%. The decrease in the average selling price was primarily due to the mix of merchandise sold.

Apparel and accessories revenue for the second quarter of 1999 was $30.9 million, an increase of $1.1 million, or 3.7%, compared with the same period in 1998. The increase occurred in both the domestic retail and European wholesale markets. This increase was partially offset by a decrease in domestic wholesale revenue. In total, apparel and accessories unit sales were comparable to the prior year period.

Worldwide revenue from Company-owned retail and factory stores for the second quarter of 1999 was $38.7 million, an increase of $4.8 million, or 14.1%, compared with the same period in 1998. This represented 25.3% of total revenue for the second quarter of 1999, compared with 23.5% for the second quarter of 1998. This improvement was primarily due to both footwear and, to a lesser degree, apparel and accessories unit sales.

Domestic revenue for the second quarter of 1999 was $112.0 million, an increase of $9.7 million, or 9.5%, compared with the same period in 1998. Domestic revenue represented 73.2% of total revenue for the second quarter of 1999, compared with 70.6% for the second quarter of 1998. The U.S. Wholesale segment revenue increased 8.1% in the second quarter of 1999, compared with the same period in 1998, primarily due to an increase in footwear unit sales. The U.S. Retail segment revenue increased 13.7%, compared with the same period in 1998. Comparable U.S. Retail Store sales increased 7.3%. A 20.8% increase in footwear and apparel and accessories unit sales drove this improvement, partially offset by an average price decrease of 5.9%. The decrease in the average selling price was primarily due to more factory outlet sales, when compared with the same period in 1998.

International revenue for the second quarter of 1999 was $41.0 million, a decrease of $1.5 million, or 3.6%, compared with the second quarter of 1998. International revenue comprised 26.8% of total revenue for the second quarter of 1999, compared with 29.4% for the second quarter of 1998. The International segment revenue decrease was primarily due to the market conditions affecting the Company's distributors covering Asia and Latin America and the impact of foreign exchange on the Company's European subsidiaries, partially offset by three of the five European subsidiaries delivering double digit revenue increases compared with the same period in 1998.

Gross profit as a percentage of revenue for the second quarter of 1999 was 39.9%, up 0.2 percentage points from the 39.7% reported for the second quarter of 1998. The improvement in gross margin was due primarily to a shift in mix to a greater proportion of retail revenue.

                                                                       Form 10-Q
                                                                          Page 9



Operating expense was $55.8 million for the second quarter of 1999, up $2.9 million, or 5.4%, from the $52.9 million reported for the second quarter of 1998. Operating expense as a percentage of revenue for the second quarter of 1999 decreased to 36.5% from 36.6% for the second quarter of 1998. The dollar increase was primarily due to increases in selling and distribution expenses, partially offset by lower marketing spending.

Interest expense for both the second quarter of 1999 and 1998 was $2.3 million resulting from the same debt structure for both periods.

Income (loss) before income taxes for the second quarter of 1999, compared with the same period in 1998, increased in the U.S. Wholesale and U.S. Retail segments. In the U.S. Wholesale segment, the improvement was primarily due to increased footwear revenue, partially offset by increased off-price apparel sales. The U.S. Retail segment improvement was also due to increased revenue but was also affected by favorable operating expense rate performance. The International segment decreased primarily due to revenue declines to the Company's Asian and Latin American distributors, partially offset by increased revenue in three of the five European subsidiaries and improved gross margin rates in Europe.

The effective tax rate for the three months ended June 25, 1999 and June 26, 1998, was 32%.

Six Months Ended June 25, 1999 Compared with Six Months Ended June 26, 1998
---------------------------------------------------------------------------

Revenue for the first six months of 1999 was $329.8 million, an increase of $22.0 million, or 7.2% from the $307.8 million reported for the comparable period in 1998. All segments increased compared with 1998. The increases were primarily due to footwear and apparel and accessories unit sales.

Gross profit as a percentage of revenue for the first six months of 1999 was 40.7%, compared with 40.4% for the comparable period in 1998. This improvement was primarily attributable to a shift in mix to a greater proportion of European and domestic retail revenue.

Operating expense for the first six months of 1999 increased by $8.3 million to $116.2 million, from $107.9 million for the comparable period in 1998. The increase compared with the prior year period was primarily attributable to increased selling and distribution expenditures. Operating expense, as a percentage of revenue, was 35.2% for the first six months of 1999, compared with 35.1% for the same period in 1998.

Income (loss) before income taxes for the first six months of 1999, compared with the same period in 1998, improved in the U.S. Retail segment primarily due to increased revenue and improved operating expense rate performance. In the U.S. Wholesale segment, the decline in income was primarily due to increased off-price apparel sales and increased expenditures for marketing, distribution and product development, partially offset by higher footwear revenue at improved gross margin rates. International segment income before income taxes was comparable to the same period in 1998 for the same reasons stated for the second quarter, as noted above.

Interest expense for the first six months of 1999 was $4.5 million, a decrease of $0.1 million from the comparable period in 1998.

The effective tax rate for the six months ended June 25, 1999 and June 26, 1998, was 32%.

                                                                       Form 10-Q
                                                                         Page 10



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash used by operations during the first six months of 1999 was $37.3 million, compared with $67.8 million used during the same period in 1998. The use of cash in 1999 was primarily due to increases in inventory and accounts receivable and a decrease in taxes payable from year end 1998. These uses of cash are directionally consistent with prior year performance as a result of business requirements but reflect enhanced inventory and receivables management. Inventory turns improved to 2.4 times for the second quarter of 1999, compared with 2.1 times for the second quarter of 1998. Days sales outstanding decreased to 53 days at June 25, 1999 from 59 days at June 26, 1998. Wholesale days sales outstanding decreased to 61 days at June 25, 1999 from 69 days at June 26, 1998.

During the first six months of 1999, $12.9 million of cash was used by investing activities, compared with $9.2 million used during the same period in 1998. Capital expenditures for the first six months of 1999 were $10.8 million, compared with $8.5 million for the same period in 1998. During the first six months of 1999, $38.4 million of cash was used by financing activities, reflecting second quarter common stock repurchases of $40.0 million. During the first six months of 1998, $3.0 million of cash was provided.

The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. The Company's debt-to-capital ratio was 29.9% at June 25, 1999, compared with 27.3% at December 31, 1998 and 30.6% at June 26, 1998.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented by the Company until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. Since its requirements are complex and its scope far reaching, the Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.

                                                                       Form 10-Q
                                                                         Page 11




YEAR 2000
---------

The Year 2000 issue is primarily the result of computer programs using two digits rather than four to refer to a year. These programs may not properly recognize a year that begins with "20" instead of "19." This could cause an inability of computer programs to process transactions or engage in normal business activities.

STATE OF READINESS In the fourth quarter of 1996, the Company made a preliminary ------------------ assessment of the capabilities of its systems to recognize and process dates properly in the year 2000 and beyond. Based on the findings of this assessment, the Company established a centralized project office and formed a multi-disciplinary project team responsible for the development, management and coordination of a global Year 2000 compliance strategy and for building awareness and understanding of Year 2000 issues throughout the Company.

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

The Company has completed all phases for every one of its enterprise business systems, except its corporate supply chain planning and its European financial transactions systems. The vendors of these two systems have certified to the Company that they are Year 2000 compliant. The Company is currently testing these applications internally and anticipates completing testing and implementation during the third quarter of 1999. All the technical systems used by the Company have been successfully tested and implemented. The Company is continuing to address the departmental applications, facilities and non-informational technology systems it has identified as critical or high risk, with implementations of several systems completed and the remainder continuing throughout 1999.

                                                                       Form 10-Q
                                                                         Page 12



In addition to requiring warranty compliance from its vendors and suppliers, the Company has requested information on its business partners' Year 2000 compliance and contingency plans to assess the potential risks of non-compliance and the resulting impact on the Company. The Company uses the information it receives in developing and updating its Year 2000 contingency plans, as discussed in more detail below. This process will continue throughout 1999. The Company also requests that new external business partners certify, in writing, that they are Year 2000 compliant. However, the Company will not be able to independently verify that such external business partners are, in fact, Year 2000 compliant.

COSTS Total expenditures related to the Company's Year 2000 compliance efforts ----- are currently estimated to be approximately $3.5 million from 1997 through 2000. This estimate does not include the compensation of Company employees and other similar internal costs, the time and costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant, or internal costs related to contingency plans. Year 2000 expenditures are being funded through operating cash flows and are expected to be immaterial to the Company's operating results. The estimate of total expenditures is based on the Company's current assessment of its Year 2000 compliance needs and is subject to change as the Company proceeds with its compliance efforts. As of June 25, 1999, the Company has incurred approximately $1.9 million relating to its Year 2000 initiatives.

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

                                                                       Form 10-Q
                                                                         Page 13



CONTINGENCY PLAN The Company has completed and documented its Year 2000 ---------------- contingency plans to address the risk and exposure relative to the Company's supply chain, from the purchase of raw materials through the delivery of finished products to the customer. The Company used the information and data received from its external business partners to assist in the development of its contingency plans. The Company has developed and is currently reviewing a Year 2000 contingency plan for its corporate headquarters facility. The plan is scheduled to be tested in both the third and fourth quarters of 1999. The Company is completing development of Year 2000 contingency plans for its distribution center facilities, retail stores and European subsidiary facilities, and is working with its corporate travel agency service provider on a travel contingency plan. These plans are expected to be completed by the beginning of the fourth quarter 1999. To the extent possible, and where appropriate, the Company's contingency plans will be coordinated with the plans of its business partners. However, the necessity, timing and cost of any contingency plans must be evaluated on a case-by-case basis and may vary considerably, and testing results and external business partners' responses may require changes in or additions to such plans. Furthermore, there may be no practical alternative course of action available to the Company for some issues, such as infrastructure failures.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company's current policies and business practices regarding derivative instruments are consistent with its fiscal year end 1998 Annual Report disclosure. As of June 25, 1999, the Company had no short-term financing outstanding and one long-term debt instrument outstanding at a fixed interest rate of 8.94% with a maturity in December, 2001. The Company's foreign currency exposure is generated primarily from its European operating subsidiaries. As of June 25, 1999, there were no material foreign currency transactions or cash exposures that were not hedged. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $6.0 million.

Part II Other Information
-------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         (a) The Company held its Annual Meeting of Stockholders on May 20, 1999 (the "Annual Meeting").

         (b) At the Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:


                                  Total Votes for Each      Total Votes Withheld
               Nominee                 Director              from Each Director
               -------                 --------              ------------------

               Robert M. Agate         7,805,005                     9,908
               John F. Brennan         7,804,438                    10,475
               Abraham Zaleznik        7,803,855                    11,058

                                                                       Form 10-Q
                                                                         Page 14

               The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:


                                  Total Votes for Each      Total Votes Withheld
               Nominee                 Director              from Each Director
               -------                 --------              ------------------

               Sidney W. Swartz        31,182,245                  11,158
               Jeffrey B. Swartz       31,182,896                  10,507
               Ian W. Diery            30,691,583                 501,820
               John A. Fitzsimmons     31,182,629                  10,774
               Virginia H. Kent        31,183,476                   9,927
               Indra K. Nooyi          31,179,333                  14,070

               There were no abstentions or broker non-votes with respect to the election of the director nominees.

               The stockholders also approved a proposal to increase the number of shares of the Company's Class A Common Stock reserved for issuance under the Company's 1991 Employee Stock Purchase Plan from 200,000 to 300,000. There were 31,156,123 votes cast in favor of this proposal, 32,339 votes cast against this proposal and 4,941 abstentions. There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

          (a)   Exhibits

                Exhibit                           Description
                -------                           -----------

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



                                               The Timberland Company
                                           -------------------------------------
                                                  (Registrant)



Date:  August 6, 1999                      /s/ Geoffrey J. Hibner
                                           -------------------------------------
                                           Geoffrey J. Hibner
                                           Senior Vice President -
                                           Finance and Administration
                                           and Chief Financial Officer


Date:  August 6, 1999                      /s/ Dennis W. Hagele
                                           -------------------------------------
                                           Dennis W. Hagele
                                           Vice President-Finance
                                           and Corporate Controller
                                           (Chief Accounting Officer)