Form 10-Q
period 1999-09-24
TIMBERLAND CO
filed 1999-11-05
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 24, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________to ________________

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


Registrant's telephone number, including area code: (603) 772-9500
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

On October 22, 1999, 16,233,132 shares of the registrant's Class A Common Stock were outstanding and 4,675,698 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page(s)
                                                                       -------

PART I FINANCIAL INFORMATION (UNAUDITED)

       Condensed Consolidated Balance Sheets -
         September 24, 1999 and December 31, 1998                         1-2

       Condensed Consolidated Statements of Income -
         For the three and nine months ended September 24, 1999            3
         and September 25, 1998

       Condensed Consolidated Statements of Cash Flows -
         For the nine months ended September 24, 1999 and                  4
         September 25, 1998

       Notes to Condensed Consolidated Financial Statements               5-7

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8-12


PART II OTHER INFORMATION                                               13-14

                                                                       Form 10-Q
                                                                          Page 1

PART I FINANCIAL INFORMATION


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     September 24,    December 31,
                                                                         1999             1998
                                                                     -------------    ------------

Current assets
    Cash and equivalents                                               $ 67,498         $151,889
    Accounts receivable, net of allowance for doubtful
      accounts of $5,827 at September 24, 1999 and $4,769
      at December 31, 1998                                              180,173           79,024

    Inventory                                                           153,099          131,218
    Prepaid expense                                                      10,348           11,897
    Deferred income taxes                                                15,655           13,538
                                                                       --------         --------

         Total current assets                                           426,773          387,566
                                                                       --------         --------

Property, plant and equipment                                           137,722          131,237
Less accumulated depreciation and amortization                          (80,424)         (74,316)
                                                                       --------         --------
         Net property, plant and equipment                               57,298           56,921
                                                                       --------         --------

Excess of cost over fair value of net assets
    acquired, net                                                        17,954           19,217

Other assets, net                                                         6,115            5,763
                                                                       --------         --------

                                                                       $508,140         $469,467
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

                                                                       Form 10-Q
                                                                          Page 2

                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                              September 24,     December 31,
                                                                                  1999              1998
                                                                              -------------     ------------
Current liabilities
      Accounts payable                                                          $ 31,910          $ 25,890
      Accrued expense
         Payroll and related                                                      27,432            22,090
         Interest and other                                                       58,643            29,528
         Income taxes payable                                                     23,453            18,223
                                                                                --------          --------

                   Total current liabilities                                     141,438            95,731
                                                                                --------          --------

Long-term debt                                                                   100,000           100,000
Deferred income taxes                                                              6,695             7,543

Stockholders' equity
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
         none issued                                                                  --                --
     Class A Common Stock, $.01 par value (1 vote per share);
         30,000,000 shares authorized; 18,550,390 shares issued
         at September 24, 1999 and 9,177,383 shares at December 31,
         1998                                                                        186                92
     Class B Common Stock, $.01 par value (10 votes per share);
         convertible into Class A shares on a one-for-one basis;
         15,000,000 shares authorized; 4,675,698 shares issued at
         September 24, 1999 and 2,338,162 shares at December 31,
         1998                                                                         47                23
     Additional paid-in capital                                                   77,402            74,711
     Retained earnings                                                           252,345           207,077
     Accumulated other comprehensive income (loss)                                (2,769)              626
     Less treasury stock at cost, 2,327,536 shares at September 24,
         1999 and 417,368 shares at December 31, 1998                            (67,204)          (16,336)
                                                                                --------          --------
                                                                                 260,007           266,193
                                                                                --------          --------
                                                                                $508,140          $469,467
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

                                                                       Form 10-Q
                                                                          Page 3


                             THE TIMBERLAND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                      For the                                 For the
                                                                Three Months Ended                       Nine Months Ended
                                                           -----------------------------           -----------------------------
                                                           Sept. 24,           Sept. 25,           Sept. 24,           Sept. 25,
                                                             1999                1998                1999                1998
                                                           ---------           ---------           ---------           ---------

Revenue                                                    $310,939            $291,857            $640,773            $599,656

Cost of goods sold                                          176,582             175,548             372,269             358,971
                                                           --------            --------            --------            --------

       Gross profit                                         134,357             116,309             268,504             240,685
                                                           --------            --------            --------            --------

Operating expense
    Selling                                                  65,494              56,513             156,133             139,981
    General and administrative                               14,550              14,205              39,267              37,804
    Amortization of goodwill                                    422                 422               1,264               1,264
                                                           --------            --------            --------            --------

       Total operating expense                               80,466              71,140             196,664             179,049
                                                           --------            --------            --------            --------

       Operating income                                      53,891              45,169              71,840              61,636
                                                           --------            --------            --------            --------

Other expense (income)
    Interest expense                                          2,323               2,490               6,850               7,061
    Other, net                                                 (109)               (108)             (1,750)             (1,838)
                                                           --------            --------            --------            --------

       Total other expense                                    2,214               2,382               5,100               5,223
                                                           --------            --------            --------            --------

       Income before income taxes                            51,677              42,787              66,740              56,413
                                                           --------            --------            --------            --------

Provision for income taxes                                   16,537              13,692              21,357              18,052
                                                           --------            --------            --------            --------

       Net income                                          $ 35,140            $ 29,095            $ 45,383            $ 38,361
                                                           ========            ========            ========            ========

Basic earnings per share                                   $   1.67            $   1.27            $   2.09            $   1.68
                                                           ========            ========            ========            ========
Weighted-average shares outstanding                          21,053              22,977              21,685              22,885
                                                           ========            ========            ========            ========

Diluted earnings per share                                 $   1.61            $   1.24            $   2.03            $   1.62
                                                           ========            ========            ========            ========
Weighted-average shares outstanding                          21,793              23,521              22,338              23,663
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

                                                                       Form 10-Q
                                                                          Page 4

                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                          For the
                                                                                     Nine Months Ended
                                                                                ---------------------------
                                                                                Sept. 24,         Sept. 25,
                                                                                   1999             1998
                                                                                ---------         ---------
Cash flows from operating activities:
   Net income                                                                   $  45,383         $ 38,361
   Adjustments to reconcile net income
       to net cash used by operating activities:
          Deferred income taxes                                                    (2,965)          (1,004)
          Depreciation and amortization                                            16,043           14,431
          Loss on disposal of property, plant and equipment                           371               --
          Increase (decrease) in cash from changes in working
            capital items:
            Accounts receivable                                                  (104,166)         (99,631)
            Inventory                                                             (22,283)         (46,623)
            Prepaid expense                                                         1,308            1,384
            Accounts payable                                                        8,193            9,460
            Accrued expense                                                        35,603           11,550
            Income taxes                                                            5,551            3,084
                                                                                ---------         --------
               Net cash used by operating activities                              (16,962)         (68,988)
                                                                                ---------         --------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                                (14,718)         (12,689)
   Other, net                                                                      (3,294)          (1,034)
                                                                                ---------         --------
               Net cash used by investing activities                              (18,012)         (13,723)
                                                                                ---------         --------

Cash flows from financing activities:
   Common stock repurchases                                                       (50,868)              --
   Issuance of common stock                                                         2,691            3,083
                                                                                ---------         --------
               Net cash provided (used) by financing activities                   (48,177)           3,083
                                                                                ---------         --------

Effect of exchange rate changes on cash                                            (1,240)             198
                                                                                ---------         --------
Net decrease in cash and equivalents                                              (84,391)         (79,430)
Cash and equivalents at beginning of period                                       151,889           98,771
                                                                                ---------         --------
Cash and equivalents at end of period                                           $  67,498         $ 19,341
                                                                                =========         ========

Supplemental disclosure of cash flow information:
   Interest paid                                                                $   4,593         $  4,806
   Income taxes paid                                                               19,092           15,955



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

2. The results of operations for the three and nine months ended September 24, 1999 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.       Inventory consisted of the following:

                                        Sept. 24, 1999       Dec. 31, 1998
                                        --------------       -------------

         Raw materials                    $  3,786             $  6,253
         Work-in-process                     2,926                3,913
         Finished goods                    146,387              121,052
                                          --------             --------
                                          $153,099             $131,218
                                          ========             ========


4. Comprehensive income for the three and nine months ended September 24, 1999 and September 25, 1998 follows:

                                                               For the                         For the
                                                         Three Months Ended               Nine Months Ended
                                                      -------------------------       -------------------------
                                                      Sept. 24,       Sept. 25,       Sept. 24,       Sept. 25,
                                                         1999            1998            1999            1998
                                                      ---------       ---------       ---------       ---------
          Net income                                   $35,140         $29,095         $45,383         $38,361
          Change in cumulative translation
            adjustment                                     241           2,719          (3,395)          2,476
                                                       -------         -------         -------         -------
          Comprehensive income                         $35,381         $31,814         $41,988         $40,837
                                                       =======         =======         =======         =======

                                                                       Form 10-Q
                                                                          Page 6

                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


5. Business segment revenue, income (loss) before income taxes and total assets for the three and nine months ended September 24, 1999 and September 25, 1998 follow:

         For the Three Months Ended September 24, 1999 and September 25, 1998
         --------------------------------------------------------------------

                                          U.S.             U.S.                            Unallocated
         1999                          Wholesale          Retail        International       Corporate       Consolidated
         ----                          ---------         -------        -------------       ---------       ------------
         Revenue                        $174,591         $ 47,530         $ 88,818           $     --         $310,939
         Income (loss) before
            income taxes                  58,950            7,471           20,523            (35,267)          51,677
         Total assets                    218,591           33,916          134,861            120,772          508,140

         1998
         ----
         Revenue                        $154,663         $ 44,524         $ 92,670           $     --         $291,857
         Income (loss) before
            income taxes                  48,572            6,707           18,551            (31,043)          42,787
         Total assets                    252,542           36,657          134,590             65,606          489,395


         For the Nine Months Ended September 24, 1999 and September 25, 1998
         -------------------------------------------------------------------

                                          U.S.             U.S.                            Unallocated
         1999                          Wholesale          Retail        International       Corporate       Consolidated
         ----                          ---------         -------        -------------       ---------       ------------
         Revenue                        $335,499         $103,823         $201,451           $     --         $640,773
         Income (loss) before
            income taxes                  93,721            7,968           33,310            (68,259)          66,740

         1998
         ----
         Revenue                        $308,236         $ 93,227         $198,193           $     --         $599,656
         Income (loss) before
            income taxes                  84,595            6,098           31,404            (65,684)          56,413



         A discussion of segment revenue and profitability is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

6. Dilutive securities included in the calculation of diluted weighted-average shares were 740,716 and 543,728 for the third quarter of 1999 and 1998, respectively, and 653,082 and 778,126 for the first nine months of 1999 and 1998, respectively.

                                                                       Form 10-Q
                                                                          Page 7

7.       Repurchase Authorization

         During the second quarter of 1999, the Company completed the one million share stock repurchase program authorized by the Board of Directors in October 1998. On June 11, 1999, the Board authorized the repurchase of up to an additional one million shares (two million shares on a post split basis - see Note 8) of the Company's Class A Common Stock. As with the completed program, repurchases will be conducted from time to time, at the discretion of management and as market and business conditions may warrant. The Company may use repurchased shares to offset shares which may be issued under the Company's stock-based employee incentive plans.

8.       Stock Split

         On July 28, 1999, the Company announced that the Board of Directors approved a 2-for-1 split of its Class A and Class B Common Stock. The additional shares were distributed on September 15, 1999, to shareholders of record on August 31, 1999. All earnings per share and weighted-average share information is presented on a post split basis.

         In connection with the stock split, the Board also increased the number of shares authorized under its previously announced repurchase program (See Note 7) from up to one million shares to up to two million shares.

                                                                       Form 10-Q
                                                                          Page 8

                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998
---------------------------------------------------

Revenue for the third quarter of 1999 was $310.9 million, an increase of $19.1 million, or 6.5%, compared with the $291.9 million reported for the third quarter of 1998.

Footwear revenue for the third quarter of 1999 was $251.8 million, an increase of $24.5 million, or 10.8%, compared with the same period in 1998. The revenue increase was primarily attributable to growth in domestic wholesale sales and, to a lesser degree, worldwide retail sales. By product, the increase was primarily attributable to growth in two existing categories, Boots and Kids', as well as the introduction of two new sub-brands, Mountain Athletics TM by Timberland and the Timberland Pro TM series. This increased revenue was partially offset by a decrease in the Performance category. In total, footwear unit sales increased 10.9% compared with the same period last year while the average selling price remained the same.

Apparel and accessories revenue for the third quarter of 1999 was $53.9 million, a decrease of $6.4 million, or 10.6%, compared with the same period in 1998. The decrease was primarily attributable to a reduction in domestic wholesale apparel revenue as the Company continues to rationalize its distribution strategy and better manage apparel inventory levels. This decrease was partially offset by an increase in worldwide retail apparel and accessories revenue. In total, apparel and accessories unit sales decreased 7.1% and average selling price decreased 3.7%, compared with the same period last year.

Worldwide revenue from Company-owned retail and factory stores for the third quarter of 1999 was $56.1 million, an increase of $4.7 million, or 9.1%, compared with the same period in 1998. This represented 18.0% of total revenue for the third quarter of 1999, compared with 17.6% for the third quarter of 1998. The increase in revenue was due to increases in both footwear and, to a lesser degree, apparel and accessories unit sales. In total, unit sales increased 16.4% while average selling price decreased 6.2%. The decrease in average selling price was primarily due to a shift in mix to lower average retail apparel classifications.

Domestic revenue for the third quarter of 1999 was $222.1 million, an increase of $23.0 million, or 11.5%, compared with the same period in 1998. Domestic revenue represented 71.4% of total revenue for the third quarter of 1999, compared with 68.2% for the third quarter of 1998. The U.S. Wholesale segment revenue increased 12.9% in the third quarter of 1999, compared with the same period in 1998, primarily due to a 15.7% increase in footwear unit sales. The U.S. Retail segment revenue increased 6.8%, compared with the same period in 1998. An 11.3% increase in footwear unit sales and a 16.6% increase in apparel and accessories unit sales drove this improvement, partially offset by average selling price decreases of 1.7% in footwear and 11.8% in apparel and accessories. Comparable U.S. Retail store sales increased 2.4%.


International revenue for the third quarter of 1999 was $88.8 million, a decrease of $3.9 million, or 4.2%, compared with the third quarter of 1998. International revenue comprised 28.6% of total revenue for the third quarter of 1999, compared with 31.8% for the third quarter of 1998. The International segment revenue decrease was primarily due to lower revenue generated in Italy, the impact of foreign exchange on the Company's European subsidiaries and, to a lesser degree, Asia where the Company currently operates through an independent distributor. These decreases were partially offset by double digit revenue increases in three of the five European subsidiaries compared with the same period in 1998. Internationally by product, the decrease was primarily due to footwear unit sales and, to a lesser degree, footwear average selling price.

                                                                       Form 10-Q
                                                                          Page 9

Gross profit as a percentage of revenue for the third quarter of 1999 was 43.2%, up 3.4 percentage points from the 39.9% reported for the third quarter of 1998. The improvement in gross profit was due primarily to higher gross margins on footwear, resulting from product development efforts and reduced costs in the Company's owned manufacturing facilities as well as in its sourcing operations.

Operating expense was $80.5 million for the third quarter of 1999, up $9.3 million, or 13.1%, from the $71.1 million reported for the third quarter of 1998. Operating expense as a percentage of revenue for the third quarter of 1999 increased to 25.9% from 24.4% for the third quarter of 1998. The dollar increase was primarily due to increases in selling, marketing and, to a lesser degree, product development expenditures.

Interest expense for the third quarter of 1999 and 1998 was $2.3 million and $2.5 million, respectively.

Income (loss) before income taxes for the third quarter of 1999, compared with the same period in 1998, increased in all segments. In the U.S. Wholesale segment, the improvement was primarily due to increased footwear revenue and gross margin rates, partially offset by reduced apparel revenue and gross margin rates and higher operating expenses for selling, marketing and apparel product development. The U.S. Retail segment improvement was due to increased revenue, gross margin rates and reduced operating expense as a percentage of revenue. The International segment increased primarily due to increased gross margin rates in Europe, partially offset by increased marketing and selling expenditures.

The effective tax rate for the three months ended September 24, 1999 and September 25, 1998 was 32%.

NINE MONTHS ENDED SEPTEMBER 24, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
25, 1998
--------

Revenue for the first nine months of 1999 was $640.8 million, an increase of $41.1 million, or 6.9%, from the $599.7 million reported for the comparable period in 1998. All segments increased compared with 1998. The increase in the U.S. Wholesale segment was primarily due to footwear unit sales, partially offset by a decline in domestic wholesale apparel sales. In the U.S. Retail segment, the increase was primarily due to footwear and apparel and accessories unit sales, partially offset by a decline in average selling prices. In the International segment, the increase was primarily due to increases in revenue in three of the five European subsidiaries, partially offset by the impact of foreign exchange and revenue declines in Asia. Internationally by product, the increase was primarily due to apparel unit sales.

Gross profit as a percentage of revenue for the first nine months of 1999 was 41.9%, compared with 40.1% for the comparable period in 1998. This improvement was primarily attributable to the same factors cited in the third quarter discussion.

Operating expense was $196.7 million for the first nine months of 1999, up $17.6 million, or 9.8%, from the $179.0 million reported for the comparable period in 1998. The increase compared with the prior year period was primarily attributable to increased selling and marketing expenditures. Operating expense, as a percentage of revenue, was 30.7% for the first nine months of 1999, compared with 29.9% for the same period in 1998.

Income (loss) before income taxes for the first nine months of 1999 increased in all segments compared with the same period in 1998. In the U.S. Wholesale segment, the increase was primarily due to the same reasons stated for the third quarter, as noted above. In the U.S. Retail segment, increased revenue and favorable operating expense rate performance were the primary reasons for the improvement. Internationally, increased revenue and gross margin rates in Europe drove the improvement, partially offset by higher European selling and marketing expenditures, revenue declines in Asia and the impact of foreign exchange.

                                                                       Form 10-Q
                                                                         Page 10

Interest expense for the first nine months of 1999 was $6.9 million, a decrease of $0.2 million from the comparable period in 1998.

The effective tax rate for the nine months ended September 24, 1999 and September 25, 1998 was 32%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash used by operations during the first nine months of 1999 was $17.0 million, compared with $69.0 million used during the same period in 1998. The use of cash in 1999 was primarily due to increases in accounts receivable and inventory from year end 1998. These uses of cash are directionally consistent with prior year performance as a result of business requirements but reflect enhanced inventory and receivables management. Inventory turns improved to 4.2 times for the third quarter of 1999, compared with 3.4 times for the third quarter of 1998. Days sales outstanding decreased to 52 days at September 24, 1999 from 55 days at September 25, 1998. Wholesale days sales outstanding decreased to 55 days at September 24, 1999 from 61 days at September 25, 1998.

During the first nine months of 1999, $18.0 million of cash was used by investing activities, compared with $13.7 million used during the same period in 1998. Capital expenditures for the first nine months of 1999 were $14.7 million, compared with $12.7 million for the same period in 1998. During the first nine months of 1999, $48.2 million of cash was used by financing activities, reflecting common stock repurchases of $50.9 million. During the first nine months of 1998, $3.1 million of cash was provided by financing activities.

The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. The Company's debt-to-capital ratio was 27.8% at September 24, 1999, compared with 27.3% at December 31, 1998 and 27.9% at September 25, 1998. The increase in the ratio from December 31, 1998 is due to the impact of the stock repurchase program.

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

The Company's Year 2000 compliance strategy includes several overlapping phases:

- INVENTORY involves identifying all hardware, software and external --------- business partners (including customers, suppliers and service providers) that could have a date-related impact on the following functional systems and/or business operations: (i) enterprise business systems, which encompass order processing, inventory and financial systems; (ii) technical systems, including desktops, networks, voice and mid-range computers; (iii) department hardware and software applications used by individual business units; and (iv) facilities and other non-informational technology systems.

- ANALYSIS involves, for each of the above inventory categories, -------- identifying the relevant date on which the inventory would first encounter the requirement to use a year 2000 date, determining Year 2000 compliance and assessing the level and likelihood of potential risk and exposure to the Company of non-compliance.

- CONVERSION involves developing and executing a plan to bring inventory ---------- into compliance.

- TESTING involves executing test routines on each inventory item for ------- compliance, both by itself and on an integrated basis with every other system with which it shares information.

- IMPLEMENTATION involves putting compliant inventory back into the -------------- production environment.

The Company has completed all phases for all of its enterprise business systems and technical systems. The Company has completed the testing and implementation phases for those departmental applications identified by the Company as critical or high risk. The remaining facilities and non-informational technology systems identified by the Company as critical or high risk are in the testing and implementation phases, with all work scheduled for completion by the end of November. The Company will be halting new installations and upgrades of all operational systems as of the beginning of December 1999 and continuing through February 2000 or until it determines that the risk for system failure has passed.


In addition to requiring warranty compliance from its vendors and suppliers, the Company has requested information from its external business partners on their Year 2000 compliance and contingency plans to assess the potential risks of non-compliance and the resulting impact on the Company. The Company uses the information it receives in developing and updating its Year 2000 contingency plans, as discussed in more detail below. This process will continue throughout 1999. The Company also requests that new external business partners certify, in writing, that they are Year 2000 compliant. However, the Company will not be able to independently verify that such external business partners are, in fact, Year 2000 compliant.

COSTS Total expenditures related to the Company's Year 2000 compliance efforts ----- are currently estimated to be approximately $3.5 million from 1997 through 2000. This estimate does not include the compensation of Company employees and other similar internal costs, the time and costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant or internal costs related to contingency plans. Year 2000 expenditures are being funded through operating cash flows and are expected to be immaterial to the Company's operating results. The estimate of total expenditures is based on the Company's current assessment of its Year 2000 compliance needs and is subject to change as the Company proceeds with its compliance efforts. As of September 24, 1999, the Company has incurred approximately $2.1 million relating to its Year 2000 initiatives.

                                                                       Form 10-Q
                                                                         Page 12

RISKS The Company does not now anticipate that a material business disruption ----- will occur as a result of Year 2000 issues. However, to the extent the Company is unable to resolve Year 2000 issues, the Company's business, financial position and results of operations could be materially adversely affected. The Company believes that the greatest potential risk is the failure of parts of the global infrastructure, including national banking systems, power, transportation facilities, communications and governmental agencies, and to a lesser extent, its external business partners to achieve Year 2000 compliance in a timely manner. The worst-case scenario for the Company would be a failure of multiple significant external business partners to supply raw materials, products or services for a prolonged period of time that would materially impact the Company's ability to ship product to customers in a timely and reliable manner.

CONTINGENCY PLAN The Company has completed and documented its Year 2000 ---------------- contingency plans to address the risk and exposure relative to the Company's supply chain, corporate facility, domestic retail stores, product transportation and distribution. The Company has sent questionnaires to and has conducted direct meetings and site visits with its significant manufacturers, suppliers and transportation providers. The Company has used the information and data received from its external business partners to assist in its assessment of risk of non-compliance and in the development of its contingency plans. The Company is presently testing these Year 2000 contingency plans. The European subsidiary facilities and corporate travel guideline contingency plans remain in progress with completion scheduled for November.

The Company continually updates its assessments and revises its contingency plans as it receives additional information from its external business partners concerning their Year 2000 preparedness. However, judgments regarding contingency plans are subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of non-compliance by its external business partners. As a result, there is no certainty that the Company's contingency plans will be sufficient to mitigate the impact of non-compliance by external business partners.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company's current policies and business practices regarding derivative instruments are consistent with its fiscal year end 1998 Annual Report disclosure. As of September 24, 1999, the Company had no short-term financing outstanding and one long-term debt instrument outstanding at a fixed interest rate of 8.94% with a maturity in December, 2001. The Company's foreign currency exposure is generated primarily from its European operating subsidiaries. As of September 24, 1999, there were no material foreign currency transactions or cash exposures that were not hedged. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $8.0 million.

                                                                       Form 10-Q
                                                                         Page 13

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit                Description
             -------                -----------

             27                     Financial Data Schedule

         (b) Reports on Form 8-K

             On July 30, 1999, the Company filed a Form 8-K in connection with its announcement that the Company's Board of Directors approved a 2-for-1 stock split of the Company's Class A and Class B Common Stock, payable on September 15, 1999 to stockholders of record on August 31, 1999. The Company also announced an increase in the number of shares of Class A Common Stock that the Company was authorized to repurchase from one million to two million.

                                                                       Form 10-Q
                                                                         Page 14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             The Timberland Company
                                             -----------------------------------
                                             (Registrant)

Date: November 5, 1999                       /s/ Geoffrey J. Hibner
      ----------------                       -----------------------------------
                                             Geoffrey J. Hibner
                                             Senior Vice President -
                                             Finance and Administration
                                             and Chief Financial Officer

Date: November 5, 1999                       /s/ Dennis W. Hagele
      ----------------                       -----------------------------------
                                             Dennis W. Hagele
                                             Vice President- Finance
                                             and Corporate Controller
                                             (Chief Accounting Officer)