Form 10-K
period 1999-12-31
TIMBERLAND CO
filed 2000-03-28
CIK 814361

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was approximately $594,479,521 on February 25, 2000. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the Company. See Item 12 of this Form 10-K. 15,758,230 shares of Class A Common Stock and 4,675,200 shares of Class B Common Stock of the Company were outstanding on February 25, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Annual Report to security holders for the fiscal year ended December 31, 1999 are incorporated by reference in Part I, Item 1, and Part II, Items 5, 6, 7, 7A and 8, of this Form 10-K. Portions of the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

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

     The Company designs, develops, engineers, markets and distributes, under the Timberland(R), Mountain Athletics(TM) by Timberland, and Timberland PRO(TM) brands, premium-quality footwear and apparel and accessories products for men, women and children. These products provide functional performance, classic styling and lasting protection from the elements. The Company believes that the combination of these features makes Timberland's products an outstanding value and distinguishes Timberland from its competitors.

     Timberland's products are sold primarily through independent retailers, better-grade department stores and athletic stores that reinforce the high level of quality, performance and service associated with Timberland. In addition, Timberland's products are sold in Timberland(R) specialty stores and Timberland(R) factory outlet stores dedicated exclusively to selling Timberland products.

CURRENT PRODUCTS

     The Company's products fall into two primary groups: (1) footwear and (2) apparel and accessories (including product care and licensed products). The following table presents the percentage of the Company's total product revenue (excluding royalties from third party distributors and licensees) derived from the Company's sales of footwear and of apparel and accessories for the past three years:

                  Product                   1999              1998              1997
                  -------                   ----              ----              ----
         Footwear                           79.1%             76.9%             75.4%
         Apparel and Accessories            20.9              23.1              24.6

     FOOTWEAR

     In 1973, the Company produced its first pair of waterproof leather boots under the Timberland brand. The Company currently offers a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components and advanced construction methods. The Company's footwear design and development group is organized into the following teams: men's, women's, kids, boots/Timberland PRO, performance and Mountain Athletics. Each team is responsible for all aspects of the footwear development process.

     Timberland(R) men's 1999 footwear products included the Work Casual, Casual, Boat Shoes, Sandals and Rugged collections. Timberland(R) women's 1999 footwear products included the Work Casual, Rugged Casual, Casual and Sandals collections. Timberland(R) kids' footwear products are scaled-down versions of the Company's high-quality adult footwear products. Timberland(R) performance footwear products for men and women included the Enthusiast, Recreational and Classic Day Hiking collections and the Walking, Amphibious and Travel Adventure Collections in 1999. Timberland(R) boots include the classic work boots for which the Company is widely recognized.

     In 1999, Timberland introduced its Timberland PRO(TM) and Mountain Athletics(TM) by Timberland sub-brands. The Timberland PRO(TM) series of work boots provides the professional tradesman with footwear that meets the specific needs of his or her trade and the quality and innovation of Timberland(R) work boots. Mountain Athletics by Timberland footwear is engineered to meet the demanding needs of the outdoor athlete, and includes technical features designed specifically for such outdoor sports as trail running, fastpacking, bouldering and scrambling.

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

     APPAREL AND ACCESSORIES

     Timberland(R) adult apparel products consist primarily of rugged outerwear, sweaters, shirts, pants and shorts for men. These products feature, in certain models, premium waterproof leathers, waterproof and water resistant fabric, rust-proof hardware, canvas, denim, high-quality specialty cotton, wool and other quality performance materials. Timberland(R) boys' apparel products are designed, manufactured and distributed pursuant to a license agreement. While the Company currently does not manufacture or distribute women's apparel, it is evaluating alternatives for women's apparel, including third party licensing. Timberland will also offer Mountain Athletics(TM) apparel products for Fall 2000.

     Timberland(R) and Mountain Athletics(TM) by Timberland accessories products for men, women and children include all products other than footwear and apparel products. Many of these products, including watches, men's belts, day packs and travel gear, socks and legwear, gloves, sunglasses and ophthalmic frames, hats and caps, and men's small leather goods, are designed, manufactured and distributed pursuant to licensing agreements with third parties.

Timberland receives a royalty on sales of these licensed products. Third-party licensing enables the Company to expand Timberland's reach to appropriate and well-defined product categories and to benefit from the expertise of the licensees, in a manner that reduces the risks to the Company associated with pursuing such opportunities. Timberland(R) accessories also include leather care products and a limited collection of leather goods, including luggage, briefcases, handbags, wardrobe accessories and small leather goods.

PRODUCT SALES; BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA

     Timberland's products are sold in the United States and internationally primarily through independent retailers, better-grade department stores and athletic stores which reinforce the high level of quality, performance and service associated with Timberland. In addition, Timberland's products are sold in Timberland(R) specialty stores and Timberland(R) factory outlet stores dedicated exclusively to selling Timberland(R) products.

     The Company operates in an industry which includes the designing, engineering, marketing and distribution of footwear and apparel and accessories products for men, women and children. The Company has five revenue generating business units with separate management teams and financial reporting accountability. For financial reporting purposes, the Company aggregates these business units into the following three reportable segments, each sharing similar product, distribution, marketing and economic conditions: U.S. Wholesale, U.S. Retail and International.

     The U.S. Wholesale segment is comprised of the Company's worldwide product development and manufacturing/sourcing for footwear and apparel and accessories, and the sale of such products to wholesale customers in the United States. The U.S. Wholesale segment also includes royalties from licensed products sold in the United States and the management costs and expenses associated with the Company's worldwide licensing efforts. The U.S. Retail segment includes the Company-operated specialty and factory outlet stores in the United States. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States, including the Company's subsidiaries and operating divisions (which use wholesale and retail channels to sell footwear and apparel and accessories), independent distributors and licensees.

     The following table presents the percentage of the Company's total revenue generated by each of these reporting segments for the past three years:

                                    1999             1998              1997
                                    ----             ----              ----
         U.S. Wholesale             53.2%            52.3%             53.7%
         U.S. Retail                19.0             18.5              18.9
         International              27.8             29.2              27.4

     More detailed information regarding these reportable segments and each of the geographic areas in which the Company operates, is set forth in Note 10 to the Company's consolidated financial statements, entitled "Business Segments and Geographical Information," appearing in the Company's 1999 Annual Report, which information is incorporated herein by reference.

     U.S. WHOLESALE

     The Company's wholesale customer accounts within the United States range from better-grade department and retail stores to athletic stores. Many of these wholesale accounts merchandise Timberland's products in selling areas dedicated exclusively to Timberland's products, or "concept shops." These accounts are serviced through a combination of field and corporate-based sales teams responsible for these distribution channels. The Company also services its wholesale accounts through its principal showroom in New York City and a regional showroom in Dallas, Texas.

     U.S. RETAIL

     At December 31, 1999, the Company operated 19 specialty stores and 45 factory outlet stores in the United States.

     TIMBERLAND(R) SPECIALTY STORES. These stores carry current season, first quality merchandise and provide:

- an environment to showcase Timberland's products as an integrated source of footwear and apparel and accessories;
- sales and consumer-trend information which assists the Company in developing its marketing strategies, including point-of-purchase marketing materials; and
- an opportunity to develop training and customer service programs, which also serve as models which may be adopted by the Company's wholesale customers.

     TIMBERLAND(R) FACTORY OUTLET STORES. These stores serve as a primary channel for the sale of excess, damaged or discontinued products. The Company views these factory outlet stores as a way to preserve the integrity of the Timberland name, while maximizing the return associated with the sale of such products.

     INTERNATIONAL

     The Company sells its products internationally through its operating divisions in the United Kingdom, France, Germany, Italy, Spain, Austria and Chile. These operating divisions provide support for the sale of Timberland's products to wholesale customers and operate Timberland specialty stores and factory outlet stores in their respective countries. At December 31, 1999, the Company operated 19 specialty stores and seven factory outlet stores in Europe and Chile.

     Timberland(R) products are sold elsewhere in Europe and in the Middle East, Africa, Central America and South America by distributors, franchisees and commission agents, some of which also may operate Timberland specialty and factory outlet stores located in their respective countries.

     The Company recently announced that it signed an agreement under which it will re-acquire the exclusive distribution rights for the Asia-Pacific region from Inchcape plc. The Company will manage the sale of

Timberland(R) products in Japan, Singapore, Malaysia and Hong Kong through subsidiaries. The Company plans to pursue arrangements with appropriate distributors in other markets in the Asia-Pacific region.

DISTRIBUTION

     The Company distributes its products through three Company-managed distribution facilities which are located in Danville, Kentucky, Ontario, California, and Enschede, Holland.

ADVERTISING AND MARKETING

     The Company designs its advertising campaigns to increase brand awareness among consumers and to emphasize the attributes that distinguish the Timberland(R) brand from competing brands and make the Company's products an outstanding value. The Company's distributors and licensees also fund marketing campaigns, over which the Company maintains approval rights to ensure consistent and effective brand presentation.

     During 1999, the Company's national and regional advertising campaigns mainly appeared in the following media: television; active-lifestyle, fashion, business and sports-oriented consumer periodicals; trade press outlets; and outdoor advertising placements. The Company's advertising campaigns focused on the second half of 1999, particularly on the third quarter, when the Company's revenue historically has been highest.

     The Company reinforced these advertising efforts with a variety of promotional campaigns, retail promotions, point-of-purchase displays and materials, public relations efforts, and cooperative advertising programs with its retailers, as well as retail sales clerk training and other sales incentive programs. The Company maintains internet web sites at www.timberland.com and www.mountainathletics.com for use in its marketing efforts. The Company also promotes its products at various industry trade shows in the United States and internationally.

SEASONALITY

     In 1999, as has been historically the case, the Company's revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to the Company's operations typically represented a larger percentage of revenue in the first two quarters of 1999 than in the last two quarters of 1999. The Company expects this seasonality to continue in 2000.

BACKLOG

     At December 31, 1999, Timberland's backlog of orders from its customers was approximately $216 million, compared to $188 million at December 31, 1998 and $186 million at December 31, 1997. While all orders in the backlog are subject to cancellation by customers, the Company expects that the majority of such orders will be filled in 2000. The Company does not believe that its order backlog at year-end is representative of the orders which will be filled during 2000. The lack of reliability of backlog as an indication of orders to be filled is due to the risk of cancellation associated with such orders, the seasonality of the Company's revenue and the difficulty of planning in advance orders scheduled for immediate fulfillment.

MANUFACTURING

     The Company has two manufacturing facilities located in Puerto Rico and the Dominican Republic. During 1999, the Company manufactured approximately 18% of its footwear unit volume, compared to approximately 20% during 1998 and 28% during 1997. The remainder of the Company's footwear products and all of its apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, South America and Mexico. Approximately 51% of the Company's 1999 footwear unit volume was produced by independent manufacturers in China and Taiwan. Three of these manufacturers produced approximately 10% to 18% each of the Company's 1999 footwear volume. The Company currently plans to retain its internal manufacturing capability in order to continue benefiting from reduced lead times, favorable duty rates and tax benefits.

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

     The Company maintains a quality management group, which develops, reviews and updates the Company's quality and production standards. To help ensure such standards are met, the group also conducts product quality audits at the Company's and independent manufacturers' factories and distribution centers. The Company has offices in Bangkok, Thailand, Taichung, Taiwan, and Zhu Hai, China, to supervise the Company's sourcing activities conducted in the Asia-Pacific region.

RAW MATERIALS

     In 1999, five suppliers provided, in the aggregate, approximately 70% of the Company's leather purchases. One of these suppliers provided approximately 42% of the Company's leather purchases in 1999. The Company believes that leather will continue to be available from these or alternative sources. The Company has established a central network of suppliers through which the Company's manufacturing facilities and independent manufacturers can purchase raw materials. The Company seeks sources of raw materials local to manufacturers, in an effort to reduce lead times while maintaining the Company's high quality standards. The Company believes that key strategic alliances with leading raw materials vendors help reduce the cost and provide greater consistency of raw materials procured to produce Timberland(R) products and improve compliance with the Company's production standards. In 1999, the Company finalized contracts with global vendors for such raw materials as packaging, insole board, leather laces, handsewing thread and selected synthetic linings.

TRADEMARKS AND TRADE NAMES; PATENTS; RESEARCH & DEVELOPMENT

     The Company's principal trade name is The Timberland Company and the Company's principal trademarks are TIMBERLAND and the TREE DESIGN LOGO, which have been registered in the United States and several foreign countries. Other Company trademarks or registered trademarks are 24-7 Comfort Suspension, ACT, Active Comfort Technology, Aero Balm, Balm Shelter, Bootness, B.S.F.P., Cream Buff, Endoskeleton, Euro Rec, Euro TecRec, Fastpacker, Gear For Outdoor Athletes, Grime Squad, Guaranteed Waterproof Construction, Hydro Balm, ISN, Independent Suspension Network, Jackson Mountain, Lockseam, More Quality Than You May Ever Need, Mountain Athletics, Path of Service, Pull On Your Boots, Pull On Your Boots and Make a Difference, TBL, The Boot Company, This is a trip, This is not baggage, This is your new best friend, Timberland Pro, Trail Grip, Treeline, Waximum, Weathergear, Wind, Water, Earth and Sky, and Workboots For The Professional, and the following design logos:

                           [TIMBERLAND PRODUCT LOGOS]

     The Company regards its trade name and trademarks as valuable assets and believes that they are important factors in marketing its products. The Company seeks to protect and defend vigorously its trade name and trademarks against infringement under the laws of the United States and other countries. In addition, the Company seeks to protect and defend vigorously its patents, designs, copyrights and all other proprietary rights under applicable laws.

     The Company conducts research, design and development efforts for its products, including field testing of a number of its products to evaluate and improve product performance. However, the Company's expenses relating to research, design and development have not represented a material expenditure relative to its other expenses.

COMPETITION

     The Company's footwear, apparel and accessories products are marketed in highly competitive environments that are subject to rapid changes in consumer preference. Although the footwear industry is fragmented to a great degree, many of the Company's competitors are larger and have substantially greater resources than the Company, including athletic shoe companies, many of which compete directly with some of the Company's products. In addition, the Company faces competition from retailers that are establishing products under private labels and from at least two direct mail companies in the United States.

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

     The Company does not believe that any of its principal competitors offers a complete line of products that provide the same quality and performance as the complete line of Timberland footwear and apparel and accessories products. However, the Company does have a variety of major competitors, as follows:

                  Product Category                                     Number of Competitors
                  ----------------                                     ---------------------
  Footwear:       work boots/Timberland PRO(TM)                                  9
                  casual and comfort                                            11
                  dress casual                                                  12
                  Mountain Athletics(TM)/performance                            13
                  kids'                                                          6
  Apparel:        men's                                                         12
                  kids'                                                         10

ENVIRONMENTAL MATTERS

     Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company based on information and circumstances known to the Company at this time.

EMPLOYEES

     At December 31, 1999, the Company had approximately 4,800 employees worldwide. Management considers its employee relations to be good. None of the Company's employees is represented by a labor union, and the Company has never suffered a material interruption of business caused by labor disputes.

ITEM 2. PROPERTIES

     Since April 1994, the Company has leased its worldwide headquarters located in Stratham, New Hampshire, under a lease that expires in September 2010, with the option to extend the term for two additional five-year periods. The Company considers its headquarters facilities adequate and suitable for its current needs.

     The Company leases its manufacturing facilities located in Isabela, Puerto Rico, and Santiago, Dominican Republic, under 11 leasing arrangements, which expire on various dates through April 2003. The Company owns its distribution facility in Danville, Kentucky, and leases its facilities in Ontario, California, and Enschede, Holland. The Company leases all of its specialty and factory outlet stores. The Company's subsidiaries also lease office and warehouse space to meet their individual requirements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is included in the Company's 1999 Annual Report under the caption "Quarterly Market Information and Related Matters" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is included in the Company's 1999 Annual Report under the caption "Five Year Summary of Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included in the Company's 1999 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in the Company's 1999 Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in the Company's 1999 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information set forth below and to the information under the caption "Information with Respect to Nominees" in the Company's definitive Proxy Statement (the "2000 Proxy Statement") relating to its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the Company's fiscal year ended December 31, 1999, which information is incorporated herein by reference. Reference is also made to the information set forth in the Company's 2000 Proxy Statement with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the names, ages and principal occupations during the past five years of the Company's executive officers. All executive officers serve at the discretion of the Company's Board of Directors.

------------------------------------------------------------------------------------------------------------------
NAME                                  AGE     PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
------------------------------------------------------------------------------------------------------------------
Sidney W. Swartz                      64      Chairman of the Board since June 1986; Chief Executive Officer and
                                              President, June 1986-June 1998.
------------------------------------------------------------------------------------------------------------------
Jeffrey B. Swartz                     40      President and Chief Executive Officer since June 1998; Chief
                                              Operating Officer, May 1991-June 1998; Executive Vice President,
                                              March 1990-June 1998.  Jeffrey Swartz is the son of Sidney Swartz.
------------------------------------------------------------------------------------------------------------------
Kenneth P. Pucker                     37      Executive Vice President, Footwear and Apparel since September,
                                              1999; Senior Vice President and General Manager-Footwear, December
                                              1997-September 1999; Vice President and General Merchandising
                                              Manager-Footwear, April 1996-December 1997; Vice President-Strategic
                                              Initiatives, January 1995-April 1996; General Manager-The Outdoor
                                              Footwear Company (a subsidiary of the Company), October 1993-January
                                              1995.
------------------------------------------------------------------------------------------------------------------
Geoffrey J. Hibner                    50      Senior Vice President - Finance and Administration and Chief
                                              Financial Officer, May 1997-March 2000.
                                              Frontier Technologies Corporation: Chief Financial Officer, August
                                              1995-May 1997.
                                              Universal Foods Corporation: Vice President, Finance, July
                                              1988-January 1995.
------------------------------------------------------------------------------------------------------------------
Carden N. Welsh                       46      Senior Vice President-International since May 1998; Treasurer, April
                                              1991-May 1998.
------------------------------------------------------------------------------------------------------------------
David N. Smith                        43      Senior Vice President-Supply Chain since January 2000.
                                              The Estee Lauder Companies Inc.: Vice President-Strategy, Global
                                              Operations, August 1995-January 2000.
                                              Fisons, plc: General Manager, May 1992-August 1995.
------------------------------------------------------------------------------------------------------------------
Dennis W. Hagele                      56      Vice President-Finance and Corporate Controller (Chief Accounting
                                              Officer) since October 1994.
------------------------------------------------------------------------------------------------------------------
Danette Wineberg                      53      Vice President and General Counsel since October 1997.
                                              Little Caesar Enterprises, Inc.: General Counsel, November
                                              1993-October 1997.
------------------------------------------------------------------------------------------------------------------


ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation" in the Company's 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement, which information is incorporated herein by reference. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company appearing on the cover page of this report includes the shares owned by The Sidney W. Swartz 1982 Family Trust, The Swartz Foundation and The Sidney and Judith Swartz Charitable Remainder Unitrust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The following financial statements appearing in the Company's 1999 Annual Report are incorporated by reference in this report:

ANNUAL REPORT

                                                                                          PAGE
                                                                                          ----
Consolidated Balance Sheets as of December 31, 1999 and 1998                               17

For the years ended December 31, 1999, 1998 and 1997:

Consolidated Statements of Income                                                          18

Consolidated Statements of Changes in Stockholders' Equity                                 19

Consolidated Statements of Cash Flows                                                      20

Notes to Consolidated Financial Statements                                                 21

Independent Auditors' Report                                                               32

     (a)(2) FINANCIAL STATEMENT SCHEDULE. The following additional financial data should be read in conjunction with the consolidated financial statements in the Company's 1999 Annual Report:

                                                                                    FORM 10-K PAGE
                                                                                    --------------
Independent Auditors' Report on Schedule II                                               F-1

Schedule II - Valuation and Qualifying Accounts                                           F-2

     All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and have, therefore, been omitted.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

     (c) EXHIBITS. Listed below are all the Exhibits filed as part of this report, some of which are incorporated by reference from documents previously filed by the Company with the Commission in accordance with the provisions of Rule 12b-32 of the Exchange Act.

EXHIBIT   DESCRIPTION
-------   -----------

(3)       ARTICLES OF INCORPORATION AND BY-LAWS

   3.1    Restated Certificate of Incorporation(1)

   3.2    By-Laws, as amended May 19, 1993(2)

(4)       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
          INDENTURES

          (See also Exhibits 3.1 and 3.2)

   4.1    Specimen stock certificate for shares of the Company's Class A Common
          Stock(3)

(10)      MATERIAL CONTRACTS

   10.1 Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)

   10.2   (a) The Company's 1987 Stock Option Plan, as amended(4)

          (b) The Company's 1997 Stock Option Plan for Non-Executive
          Employees(5)

          (c) The Company's 1997 Incentive Plan(4)

   10.3   The Company's 1991 Employee Stock Purchase Plan, as amended(6)

   10.4   The Company's 1991 Stock Option Plan for Non-Employee Directors(7)

   10.5   The Timberland Company Short Term Incentive Plan(2)

EXHIBIT   DESCRIPTION
-------   -----------


   10.6   The Timberland Company Retirement Earnings 401(k) Plan and Trust
          Agreements(8)

   10.7   The Timberland Company Profit Sharing Plan and Trust Agreements(8)

   10.8   Credit Agreement dated as of April 30, 1998 among The Timberland
          Company, certain banks listed therein and Morgan Guaranty Trust
          Company of New York, as Agent(9)

   10.9   (a) Note Agreements dated as of December 15, 1994 regarding 8.94%
          Senior Notes due December 15, 2001(10)

          (b) Amendment No. 1 dated as of April 1, 1995 to Note Agreements(11)

          (c) Amendment No. 2 dated as of June 28, 1995 to Note Agreements(11)

          (d) Amendment No. 3 dated as of June 21, 1996 to Amended and Restated
          Note Agreements(12)

(13)      ANNUAL REPORT TO SECURITY HOLDERS

   13. Portions of the 1999 Annual Report as incorporated herein by reference, filed herewith

(21)      SUBSIDIARIES

   21.    List of subsidiaries of the registrant, filed herewith

(23)      CONSENT OF EXPERTS AND COUNSEL

   23.    Consent of Deloitte & Touche LLP, filed herewith

(27)      FINANCIAL DATA SCHEDULE

   27. Financial Data Schedule for the year ended December 31, 1999, filed herewith

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

EXHIBIT   DESCRIPTION
-------   -----------

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


---------------------------
(1) Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.
(2) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(3) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(4) Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.
(5) Filed on September 9, 1997 as an exhibit to Registration Statement on Form S-8, numbered 333-35223, and incorporated herein by reference.
(6) Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.
(7) Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.
(8) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
(9) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 26, 1998, and incorporated herein by reference.
(10) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.
(11) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1995, and incorporated herein by reference.
(12) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 27, 1996, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE TIMBERLAND COMPANY

March 24, 2000                              By: /s/ Jeffrey B. Swartz
                                                ---------------------
                                                Jeffrey B. Swartz, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                       Date
---------                           -----                                       ----

/s/ Sidney W. Swartz                Chairman of the Board
--------------------                and Director                                March 24, 2000
Sidney W. Swartz

/s/ Jeffrey B. Swartz               President, Chief Executive
---------------------               Officer and Director (Principal
Jeffrey B. Swartz                   Executive Officer)                          March 24, 2000

/s/ Geoffrey J. Hibner              Senior Vice President-Finance
----------------------              and Administration and Chief
Geoffrey J. Hibner                  Financial Officer                           March 10, 2000

/s/ Dennis W. Hagele                Vice President-Finance
--------------------                and Corporate Controller
Dennis W. Hagele                    (Chief Accounting Officer)                  March 24, 2000

/s/ Robert M. Agate                 Director                                    March 24, 2000
-------------------
Robert M. Agate

/s/ John F. Brennan                 Director                                    March 24, 2000
-------------------
John F. Brennan

/s/ Ian W. Diery                    Director                                    March 24, 2000
----------------
Ian W. Diery

/s/ John A. Fitzsimmons             Director                                    March 24, 2000
-----------------------
John A. Fitzsimmons

/s/ Virginia H. Kent                Director                                    March 24, 2000
--------------------
Virginia H. Kent

/s/ Indra K. Nooyi                  Director                                    March 24, 2000
------------------
Indra K. Nooyi

/s/ Abraham Zaleznik                Director                                    March 24, 2000
--------------------
Abraham Zaleznik

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Timberland Company:

     We have audited the consolidated financial statements of The Timberland Company and subsidiaries as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 2, 2000 (February 18, 2000 as to Note 15); such consolidated financial statements and report are included in your 1999 Annual Report to security holders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Timberland Company listed in Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP


Boston, Massachusetts
February 2, 2000
(February 18, 2000 as to Note 15)

                                   SCHEDULE II



                             THE TIMBERLAND COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars In Thousands)

---------------------------------------------------------------------------------------------------------------------
                                                 Additions                            Deductions
---------------------------------------------------------------------------------------------------------------------
                               Balance at        Charged to                          Write-Offs,
                              Beginning of       Costs and      Charged to Other        Net of        Balance at End
                                 Period           Expenses          Accounts          Recoveries        Of Period
---------------------------------------------------------------------------------------------------------------------
Description
---------------------------------------------------------------------------------------------------------------------
Allowance for
doubtful accounts:
---------------------------------------------------------------------------------------------------------------------
Year ended
---------------------------------------------------------------------------------------------------------------------
December 31, 1999              $4,769             $3,618               --              $3,477             $4,910
---------------------------------------------------------------------------------------------------------------------
December 31, 1998               3,742              2,383               --               1,356              4,769
---------------------------------------------------------------------------------------------------------------------
December 31, 1997               3,540              3,605               --               3,403              3,742
---------------------------------------------------------------------------------------------------------------------
Group insurance
reserve:
---------------------------------------------------------------------------------------------------------------------
Year ended
---------------------------------------------------------------------------------------------------------------------
December 31, 1999              $1,077             $5,793               --              $5,746             $1,124
---------------------------------------------------------------------------------------------------------------------
December 31, 1998               1,100              4,377               --               4,400              1,077
---------------------------------------------------------------------------------------------------------------------
December 31, 1997               1,035              6,803               --               6,738              1,100
---------------------------------------------------------------------------------------------------------------------

TIMBERLAND, the TREE DESIGN LOGO, 24-7 Comfort Suspension, ACT, Active Comfort Technology, Aero Balm, Balm Shelter, Bootness, B.S.F.P., Cream Buff, Endoskeleton, Euro Rec, Euro TecRec, Fastpacker, Gear For Outdoor Athletes, Grime Squad, Guaranteed Waterproof Construction, Hydro Balm, ISN, Independent Suspension Network, Jackson Mountain, Lockseam, More Quality Than You May Ever Need, Mountain Athletics, Path of Service, Pull On Your Boots, Pull On Your Boots and Make a Difference, TBL, The Boot Company, This is a trip, This is not baggage, This is your new best friend, Timberland Pro, Trail Grip, Treeline, Waximum, Weathergear, Wind, Water, Earth and Sky, Workboots For The Professional, the 24-7 Comfort Suspension logo, the PRO and PRO Series logos, the Mountain Athletics logos, the Endoskeleton logo and the Independent Suspension Network logo are trademarks or registered trademarks of The Timberland Company.

                         (C)The Timberland Company 2000
                              All Rights Reserved.