Form 10-K/A
period 1999-12-31
TIMBERLAND CO
filed 2000-04-25
CIK 814361

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------
                                  FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               (AMENDMENT NO. 1)

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


The registrant amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed by the registrant on March 28, 2000, as provided in the attached pages.

--------------------------------------------------------------------------------

INTRODUCTORY NOTE

     This Amendment No. 1 on Form 10-K/A amends the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed by the registrant on March 28, 2000, and is being filed to reflect correctly the portions of the Company's 1999 Annual Report and Independent Auditors' Report which were inadvertently transmitted for filing as Exhibit 13 with minor clerical errors.

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

     (a)(2) FINANCIAL STATEMENT SCHEDULE. The following additional financial data, which have been filed as pages F-1 and F-2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and are incorporated herein by reference, should be read in conjunction with the consolidated financial statements in the Company's 1999 Annual Report:


                                                                                    FORM 10-K PAGE
                                                                                    ----------------
Independent Auditors' Report                                                               F-1

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

(21)      SUBSIDIARIES

   21.    List of subsidiaries of the registrant(13)

(23)      CONSENT OF EXPERTS AND COUNSEL

   23.    Consent of Deloitte & Touche LLP, filed herewith

(27)      FINANCIAL DATA SCHEDULE

   27.    Financial Data Schedule for the year ended December 31, 1999(13)

(99)      ADDITIONAL EXHIBIT

   99. Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995(13)

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


---------------------------
(1) Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.
(2) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(3) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(4) Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.
(5) Filed on September 9, 1997 as an exhibit to Registration Statement on Form S-8, numbered 333-35223, and incorporated herein by reference.
(6) Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.
(7) Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.
(8) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
(9) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 26, 1998, and incorporated herein by reference.
(10) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.
(11) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1995, and incorporated herein by reference.
(12) Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 27, 1996, and incorporated herein by reference.
(13) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE TIMBERLAND COMPANY

April 25, 2000                              By: /s/ Jeffrey B. Swartz
                                                ---------------------
                                                Jeffrey B. Swartz, President