Form 10-Q
period 2000-03-31
TIMBERLAND CO
filed 2000-05-15
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                       OR

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                     to
                                     __________________    _____________________

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

                                  Yes  X       No
                                      --         ---

On April 28, 2000, 15,550,842 shares of the registrant's Class A Common Stock were outstanding and 4,675,200 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE(S)

PART I FINANCIAL INFORMATION (UNAUDITED)

       Condensed Consolidated Balance Sheets -                             1-2
         March 31, 2000 and December 31, 1999

       Condensed Consolidated Statements of Income -                        3
         For the three months ended March 31, 2000
         and March 26, 1999

       Condensed Consolidated Statements of Cash Flows -                    4
         For the three months ended March 31, 2000 and March 26, 1999

       Notes to Condensed Consolidated Financial Statements                5-6

       Management's Discussion and Analysis of Financial

         Condition and Results of Operations                               7-9


PART II OTHER INFORMATION                                                   10

                                                                       Form 10-Q
                                                                          Page 1


PART I FINANCIAL INFORMATION


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                        MARCH 31,        DECEMBER 31,
                                                                          2000               1999
                                                                        ---------        ------------
Current assets
    Cash and equivalents                                                $158,729           $196,085
    Accounts receivable, net of allowance for doubtful
     accounts of $4,679 at March 31, 2000 and $4,910 at
     December 31, 1999                                                   102,660             78,696

    Inventory                                                            131,762            114,673
    Prepaid expense                                                       13,461              9,890
    Deferred income taxes                                                 15,099             15,297
                                                                        --------           --------

             Total current assets                                        421,711            414,641
                                                                        --------           --------

Property, plant and equipment                                            134,333            130,425
Less accumulated depreciation and amortization                           (80,276)           (75,019)
                                                                        --------           --------
             Net property, plant and equipment                            54,057             55,406

Excess of cost over fair value of net assets
 acquired, net                                                            17,112             17,533

Other assets, net                                                          4,863              5,731
                                                                        --------           --------
                                                                        $497,743           $493,311
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

                                                                       Form 10-Q
                                                                          Page 2

                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                        MARCH 31,          DECEMBER 31,
                                                                                          2000                 1999
                                                                                        ---------          ------------

Current liabilities
   Accounts payable                                                                     $  25,914          $  33,247
   Accrued expense
     Payroll and related                                                                   19,886             30,570
     Interest and other                                                                    50,320             35,038
     Income taxes payable                                                                  18,533             13,500
                                                                                        ---------          ---------

                   Total current liabilities                                              114,653            112,355
                                                                                        ---------          ---------

Long-term debt                                                                            100,000            100,000
Deferred income taxes                                                                       8,356              8,588
Excess of fair value of acquired assets over cost, net                                      4,844                 --

Stockholders' equity
   Preferred stock, $.01 par value; 2,000,000 shares authorized;
     none issued                                                                               --                 --
   Class A Common Stock, $.01 par value (1 vote per share);
     30,000,000 shares authorized; 18,681,543 shares issued at March 31,
     2000 and 18,638,355 shares at December 31, 1999                                          187                187
   Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 15,000,000 shares authorized; 4,675,200 shares issued at March 31, 2000 and 4,675,698
     shares at December 31, 1999                                                               47                 47
   Additional paid-in capital                                                              84,516             82,755
   Deferred compensation                                                                   (3,474)            (3,658)
   Retained earnings                                                                      296,875            282,209
   Accumulated other comprehensive loss                                                    (4,830)            (4,151)
   Less treasury stock at cost, 3,103,849 shares at March 31, 2000
     and 2,671,349 shares at December 31, 1999                                           (103,431)           (85,021)
                                                                                        ---------          ---------
                                                                                          269,890            272,368
                                                                                        ---------          ---------
                                                                                        $ 497,743          $ 493,311
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

                                                                       Form 10-Q
                                                                          Page 3

                             THE TIMBERLAND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            FOR THE
                                                       THREE MONTHS ENDED
                                                 ------------------------------
                                                 MARCH 31,            MARCH 26,
                                                   2000                 1999
                                                 ---------            ---------


Revenue                                           $208,604            $176,897
Cost of goods sold                                 113,183             103,768
                                                  --------            --------

       Gross profit                                 95,421              73,129
                                                  --------            --------

Operating expense
    Selling                                         57,600              47,447
    General and administrative                      15,225              12,513
    Amortization of goodwill                           321                 421
                                                  --------            --------

       Total operating expense                      73,146              60,381
                                                  --------            --------

       Operating income                             22,275              12,748
                                                  --------            --------

Other expense (income)
    Interest expense                                 2,316               2,204
    Other, net                                      (1,930)               (988)
                                                  --------            --------

       Total other expense                             386               1,216
                                                  --------            --------

       Income before income taxes                   21,889              11,532
                                                  --------            --------

       Provision for income taxes                    7,223               3,690
                                                  --------            --------

       Net income                                 $ 14,666            $  7,842
                                                  ========            ========

Basic earnings per share                          $    .72            $    .35
                                                  ========            ========
Weighted-average shares outstanding                 20,378              22,202
                                                  ========            ========

Diluted earnings per share                        $    .69            $    .34
                                                  ========            ========
Weighted-average shares outstanding                 21,306              22,730
                                                  ========            ========


Prior year earnings per share and weighted-average shares have been restated to reflect the 2-for-1 stock split in September, 1999.



See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4

                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                       FOR THE
                                                                                  THREE MONTHS ENDED
                                                                              ----------------------------
                                                                              MARCH 31,          MARCH 26,
                                                                                2000               1999
                                                                              ---------          ---------

Cash flows from operating activities:
    Net income                                                                 $ 14,666         $  7,842
    Adjustments to reconcile net income
       to net cash used by operating activities:
          Deferred income taxes                                                     (34)            (497)
          Depreciation and amortization                                           4,355            4,546
          Increase (decrease) in cash from changes in
            working capital items:
            Accounts receivable                                                 (20,754)         (25,955)
            Inventory                                                            (9,538)         (12,230)
            Prepaid expense                                                      (1,885)          (1,009)
            Accounts payable                                                    (10,138)           3,637
            Accrued expense                                                       1,036            6,461
            Income taxes                                                         (1,356)          (7,232)
                                                                               --------         --------
                Net cash used by operating activities                           (23,648)         (24,437)
                                                                               --------         --------

Cash flows from investing activities:
    Acquisition of Asian Distributor business                                     5,237               --
    Additions to property, plant and equipment, net                              (2,514)          (3,514)
    Other, net                                                                      256             (855)
                                                                               --------         --------
                Net cash provided (used) by investing activities                  2,979           (4,369)
                                                                               --------         --------

Cash flows from financing activities:
    Common stock repurchases                                                    (18,410)              --
    Issuance of common stock                                                      1,761              149
                                                                               --------         --------
                Net cash provided (used) by financing activities                (16,649)             149
                                                                               --------         --------
Effect of exchange rate changes on cash                                             (38)            (545)
                                                                               --------         --------
Net decrease in cash and equivalents                                            (37,356)         (29,202)
Cash and equivalents at beginning of period                                     196,085          151,889
                                                                               --------         --------
Cash and equivalents at end of period                                          $158,729         $122,687
                                                                               ========         ========

--------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:

   Interest paid                                                               $     52         $     27
   Income taxes paid                                                              2,224           11,605
--------------------------------------------------------------------------------------------------------





See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consisted of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 1999.

2. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.       Inventory consisted of the following:

                                     MARCH 31, 2000         DECEMBER 31, 1999
                                     --------------         -----------------

          Raw materials                 $  3,812                  $  4,493
          Work-in-process                  2,636                     2,832
          Finished goods                 125,314                   107,348
                                        --------                  --------
                                        $131,762                  $114,673
                                        ========                  ========

4. Comprehensive income for the three months ended March 31, 2000 and March 26, 1999 follows:

                                                        March 31,     March 26,
                                                          2000          1999
                                                        ---------     ---------

         Net income                                      $14,666      $ 7,842
         Change in cumulative translation adjustment        (679)      (2,272)
                                                         -------      -------
         Comprehensive income                            $13,987      $ 5,570
                                                         =======      =======

5. Business segment revenue, income (loss) before income taxes and total assets for the three months ended March 31, 2000 and March 26, 1999 follow:


                                          U.S.           U.S.                         UNALLOCATED
         2000                          WHOLESALE       RETAIL      INTERNATIONAL       CORPORATE      CONSOLIDATED
         ----                          ---------       ------      -------------      -----------     ------------
         Revenue                       $ 92,726        $34,143      $ 81,735           $     --        $208,604
         Income (loss) before
            income taxes                 24,593           (258)       13,240            (15,686)         21,889
         Total assets                   135,734         32,350       126,243            203,416         497,743

         1999
         ----
         Revenue                       $ 79,246        $25,998      $ 71,653           $     --        $176,897
         Income (loss) before
            income taxes                 17,275         (1,306)       12,326            (16,763)         11,532
         Total assets                   159,704         33,378       103,642            177,183         473,907


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

                                                                       Form 10-Q
                                                                          Page 6


                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


6. Dilutive securities included in the calculation of diluted weighted-average shares were 850,473 and 527,988 for the first quarter of 2000 and 1999, respectively. All share and per share amounts have been restated for the stock split in September, 1999.

7. On February 18, 2000, the Company signed an agreement under which it will re-acquire from Inchcape plc the exclusive distribution rights for the sale of Timberland(R) branded products throughout the Asia-Pacific region. In connection with this transaction, the Company acquired the stock of the Inchcape plc distribution subsidiaries in Japan, Hong Kong, Malaysia and Singapore (the Asian subsidiaries). The purchase price allocation is as follows:

         Acquisition of business:
         Fair value of assets acquired                             $ 20,729
         Fair value of liabilities assumed                          (14,082)
                                                                   --------
         Fair value of net assets acquired                            6,647
         Cash paid                                                   (1,223)
         Acquisition costs                                             (480)
                                                                   --------
         Excess of fair value of acquired net assets over cost     $  4,944
                                                                   ========

         The fair value of net assets acquired reflects $6,460 of cash received resulting in net cash received of $5,237.

         As a result of the acquisition, the Company has released Inchcape plc from its obligations under the Distributorship, Supply and Retail Development Agreement dated January 26, 1995. Additionally, with respect to businesses in other countries, the Company may terminate them, identify new distributors, or directly distribute products in those countries. Also, as part of the transaction, the Company will participate with Inchcape plc in any net proceeds received from the disposition of the assets in Australia, New Zealand, Thailand and Taiwan.

         This transaction has been accounted for under the purchase method of accounting and, accordingly, the results of operations for the Asian subsidiaries for the period from the acquisition date are included in the accompanying condensed consolidated financial statements. The purchase price has been allocated to the assets purchased and liabilities assumed based on preliminary fair values at the date of acquisition. This transaction resulted in the recording of excess of fair value of acquired net assets over cost, which is being amortized on a straight-line basis over a 10 year period. Pro-forma data is not provided since this transaction does not have a material impact on the Company's condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 7



                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

RESULTS OF OPERATIONS

FIRST  QUARTER 2000 COMPARED WITH FIRST QUARTER 1999
Revenue for the first quarter of 2000 was $208.6 million, an increase of $31.7 million, or 17.9%, compared with the $176.9 million reported for the first quarter of 1999.

Domestic revenue for the first quarter of 2000 was $126.9 million, an increase of $21.6 million, or 20.5%, compared with the same period in 1999. Domestic revenue represented 60.8% of total revenue for the first quarter of 2000, compared with 59.5% for the first quarter of 1999. The U.S. Wholesale business segment revenue increased 17.0% for the first quarter of 2000, compared with the same period in 1999, primarily due to increased footwear unit sales. This increase was partially offset by a decline in domestic wholesale apparel unit sales and average selling price. The U.S. Retail segment revenue increased 31.3%, compared with the same period in 1999. Footwear and apparel and accessories unit sales drove this improvement. Comparable domestic retail and factory store sales increased 12.5%.

International revenue for the first quarter of 2000 was $81.7 million, an increase of $10.1 million, or 14.1%, compared with the same period in 1999. International revenue comprised 39.2% of total revenue for the first quarter of 2000, compared with 40.5% for the first quarter of 1999. International revenue for the first quarter of 2000 reflects the acquisition of the Asian subsidiaries (see Note 7). Excluding Asia, international revenue increased 5.4%, compared with the same period in 1999. This improvement over the prior year period was due to unit sales increases in the European wholesale and retail markets, in both footwear and apparel, partially offset by the impact of foreign exchange and, to a lesser degree, lower footwear and apparel average selling prices. On a constant dollar basis, European revenue grew 15.1%, compared with the same period in 1999.

Footwear revenue for the first quarter of 2000 was $155.4 million, an increase of $24.8 million, or 19.0%, compared with the same period in 1999. The increase was attributable to growth in unit sales worldwide and, to a lesser degree, the acquisition of the Asian subsidiaries, partially offset by the impact of foreign exchange on sales of the Company's European subsidiaries. By category, the increase was primarily attributable to Boots and, to a lesser degree, the Mountain Athletics (TM) by Timberland sub-brand and Kids' footwear. These increases were partially offset by declines in the Men's Casual and Performance categories. In total, footwear unit sales increased 20.5% over the same period last year.

Apparel and accessories revenue for the first quarter of 2000 was $50.6 million, an increase of $8.0 million, or 18.8%, compared with the same period in 1999. The increase occurred primarily in worldwide retail unit sales and, to a lesser degree, the acquisition of the Asian subsidiaries. These unit sales increases were partially offset by an overall 2.2% decline in average selling price. In total, apparel and accessories unit sales increased 21.4% over the same period last year.

Worldwide revenue from Company-owned retail and factory stores for the first quarter of 2000 was $47.4 million, an increase of $14.8 million, or 45.5%, compared with the same period in 1999. The increase in revenue was primarily due to footwear and apparel and accessories unit sales, and, to a lesser degree, the acquisition of the Asian subsidiaries. Excluding the impact of the Asian subsidiaries, worldwide retail revenue increased 31.2%, compared with the same period last year.

                                                                       Form 10-Q
                                                                          Page 8


Gross profit as a percentage of revenue for the first quarter of 2000 was 45.7%, an increase of 4.4 percentage points from the 41.3% reported for the first quarter of 1999. The improvement in gross profit was due primarily to lower manufacturing and third party sourcing costs and to mix of higher margin products.

Operating expense was $73.1 million for the first quarter of 2000, up $12.8 million, or 21.1%, from the $60.4 million reported for the first quarter of 1999. Operating expense as a percentage of revenue for the first quarter of 2000 increased to 35.1%, from the 34.1% reported for the first quarter of 1999. The increase reflects continued investments in selling, marketing, distribution and product development. Excluding Asia, operating expense grew at the same rate as revenue.

Interest expense for the first quarter of 2000 and 1999 was $2.3 million and $2.2 million, respectively. Other income, at $1.9 million, was $0.9 million higher than the same period last year due to interest income generated by higher average cash equivalents balances.

Income (loss) before income taxes for the first quarter of 2000 improved in all segments compared with the same period in 1999. The improvement in the U.S. Wholesale segment was primarily due to increased unit sales, improved gross margin rates and lower operating expense as a percentage of revenue in the wholesale footwear business. In the U.S. Retail segment, the improvement was due to both footwear and apparel unit sales, improved gross margin rates and lower operating expense as a percentage of revenue. Internationally, increased footwear and, to a lesser degree, apparel unit sales drove the income before taxes improvement, substantially offset by the impact of foreign exchange.

The effective tax rate for the three months ended March 31, 2000 and March 26, 1999 was 33% and 32%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash used by operations for the first quarter of 2000 was $23.6 million, compared with $24.4 million used during the same period in 1999. The use of cash in 2000 was primarily due to increases in accounts receivable and inventory, and a reduction in accounts payable, from year end 1999. The use of cash for receivables and inventory is directionally consistent with prior year performance as a result of business requirements, but reflects enhanced inventory and receivables management. The reduction in accounts payable was due to a higher year end 1999 balance compared with the balance at year end 1998. Days sales outstanding at March 31, 2000 were 44 days compared with 51 days at March 26, 1999. Wholesale days sales outstanding decreased to 46 days at March 31, 2000 from 55 days at March 26, 1999. Inventory turns increased to 3.6 times for the first quarter of 2000, compared with 2.9 times for the first quarter of 1999.

Net cash provided by investing activities amounted to $3.0 million for the first quarter of 2000. Cash used by financing activities was $4.4 million for the first quarter of 1999. The cash provided in 2000 was due to the acquisition of the Asian subsidiaries, as referenced in Note 7, partially offset by capital expenditures. Capital expenditures for the first quarter of 2000 were $2.5 million, compared with $3.5 million for the same period in 1999. Cash used by financing activities was $16.6 million in the first quarter of 2000, reflecting stock repurchases of $18.4 million. Cash provided by financing activities was $0.1 million for the first quarter of 1999.

The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. The Company's debt-to-capital ratio was 27.0% at March 31, 2000, compared with 26.9% at December 31, 1999 and March 26, 1999. The increase in the ratio from December 31, 1999 was due to the stock repurchase program.

                                                                       Form 10-Q
                                                                          Page 9

Management believes that the Company's capital needs for 2000 will be met through its existing credit facilities and cash flows from operations without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K for the year ended December 31, 1999, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

NEW ACCOUNTING PRONOUNCEMENTS
In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133 was not required to be implemented by the Company until fiscal 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-An Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. Since the requirements of SFAS No. 133 are complex and its scope far reaching, the Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's current policies and business practices regarding derivative instruments are consistent with its fiscal year end 1999 Annual Report disclosure. As of March 31, 2000, the Company had no short-term financing outstanding and one long-term debt instrument outstanding at a fixed interest rate of 8.94% with a maturity in December, 2001. The Company's foreign currency exposure is generated primarily from its European operating subsidiaries. As of March 31, 2000, there were no material foreign currency transactions or cash exposures that were not hedged. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $8.5 million.

                                                                       Form 10-Q
                                                                         Page 10

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

             EXHIBIT                           DESCRIPTION
             -------                           ------------

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

                                                    The Timberland Company
                                                    ----------------------------
                                                    (Registrant)

Date: May 15, 2000                                  /s/ Brian P. McKeon
                                                    ----------------------------
                                                    Brian P. McKeon
                                                    Senior Vice President
                                                    and Chief Financial Officer

Date: May 15, 2000                                  /s/ Dennis W. Hagele
                                                    ----------------------------
                                                    Dennis W. Hagele
                                                    Vice President-Finance
                                                    and Corporate Controller
                                                    (Chief Accounting Officer)