Form 10-Q
period 2000-06-30
TIMBERLAND CO
filed 2000-08-11
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2000
                                   -------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934
    For the transition period from              to
                                  -------------   -------------------

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

On July 28, 2000, 32,044,630 shares of the registrant's Class A Common Stock were outstanding and 8,130,400 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                      Page(s)
                                                                      -------


PART I FINANCIAL INFORMATION (unaudited)

       Condensed Consolidated Balance Sheets -                          1-2
         June 30, 2000 and December 31, 1999

       Condensed Consolidated Statements of Income -                     3
         For the three and six months ended June 30, 2000
         and June 25, 1999

       Condensed Consolidated Statements of Cash Flows -                 4
         For the six months ended June 30, 2000 and June 25, 1999

       Notes to Condensed Consolidated Financial Statements             5-7

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8-12


PART II OTHER INFORMATION                                             13-14

                                                                       Form 10-Q
                                                                          Page 1


PART I FINANCIAL INFORMATION


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 June 30,   December 31,
                                                                   2000        1999
                                                                ---------  ------------
Current assets
      Cash and equivalents                                      $  23,447    $ 196,085
      Accounts receivable, net of allowance for doubtful
           accounts of $4,612 at June 30, 2000 and
           $4,910 at December 31, 1999                             87,564       78,696

      Inventory                                                   170,740      114,673
      Prepaid expense                                              13,197        9,890
      Deferred income taxes                                        14,873       15,297
                                                                ---------    ---------

                Total current assets                              309,821      414,641

Property, plant and equipment                                     138,835      130,425
Less accumulated depreciation and amortization                    (84,367)     (75,019)
                                                                ---------    ---------
                Net property, plant and equipment                  54,468       55,406

Excess of cost over fair value of net assets
      acquired, net                                                16,690       17,533

Other assets, net                                                   4,581        5,731
                                                                ---------    ---------

                                                                $ 385,560    $ 493,311
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

                                                                       Form 10-Q
                                                                          Page 2


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                        June 30,       December 31,
                                                                                          2000            1999
                                                                                       ---------       ------------
Current liabilities
      Accounts payable                                                                 $  36,266         $  33,247
      Accrued expense
           Payroll and related                                                            22,902            30,570
           Interest and other                                                             41,676            35,038
           Income taxes payable                                                            9,680            13,500
                                                                                       ---------         ---------

                Total current liabilities                                                110,524           112,355
                                                                                       ---------         ---------

Long-term debt                                                                                --           100,000
Deferred income taxes                                                                      8,314             8,588
Excess of fair value of acquired assets over cost, net                                     4,699                --

Stockholders' equity
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
           none issued
      Class A Common Stock, $.01 par value (1 vote per share); 60,000,000 shares authorized; 38,871,016 shares issued at June 30, 2000 and 37,276,710
           shares at December 31, 1999                                                       389               187
      Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 15,000,000 shares authorized; 8,130,400 shares issued at June 30, 2000 and 9,351,396
           shares at December 31, 1999                                                        81                47
      Additional paid-in capital                                                          87,768            82,755
      Deferred compensation                                                               (4,787)           (3,658)
      Retained earnings                                                                  305,630           282,209
      Accumulated other comprehensive loss                                                (5,960)           (4,151)
      Less treasury stock at cost, 6,718,138 Class A shares at June 30,
           2000 and 5,342,698 Class A shares at December 31, 1999                       (121,098)          (85,021)
                                                                                       ---------         ---------
                                                                                         262,023           272,368
                                                                                       ---------         ---------
                                                                                       $ 385,560         $ 493,311
                                                                                       =========         =========


Prior year shares have been restated to reflect the 2-for-1 stock split in July 2000.

See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 3

                             THE TIMBERLAND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)


                                                                For the                          For the
                                                          Three Months Ended                 Six Months Ended
                                                    ----------------------------        ---------------------------
                                                      June 30,          June 25,         June 30,         June 25,
                                                       2000              1999              2000             1999
                                                    ---------         ----------        ---------         ---------
Revenue                                             $ 177,064         $ 152,937         $ 385,667         $ 329,834
Cost of goods sold                                     94,664            91,920           207,846           195,688
                                                    ---------         ---------         ---------         ---------

  Gross profit                                         82,400            61,017           177,821           134,146
                                                    ---------         ---------         ---------         ---------
Operating expense
  Selling                                              52,000            43,189           109,600            90,638
  General and administrative                           15,167            12,205            30,392            24,717
  Amortization of goodwill                                321               421               642               842
                                                    ---------         ---------         ---------         ---------
     Total operating expense                           67,488            55,815           140,634           116,197
                                                    ---------         ---------         ---------         ---------

     Operating income                                  14,912             5,202            37,187            17,949
                                                    ---------         ---------         ---------         ---------
Other expense (income)
  Interest expense                                      2,313             2,323             4,629             4,526
  Other, net                                           (4,018)             (653)           (5,948)           (1,641)
                                                    ---------         ---------         ---------         ---------
     Total other expense (income)                      (1,705)            1,670            (1,319)            2,885
                                                    ---------         ---------         ---------         ---------
     Income before income taxes                        16,617             3,532            38,506            15,064
                                                    ---------         ---------         ---------         ---------
Provision for income taxes                              5,484             1,130            12,707             4,820
                                                    ---------         ---------         ---------         ---------

     Net income before extraordinary item           $  11,133         $   2,402         $  25,799         $  10,244
                                                    =========         =========         =========         =========
Extraordinary item - loss on debt
extinguishment, net of tax benefit of $1,055            2,142                --             2,142                --
                                                    ---------         ---------         ---------         ---------

     Net income                                     $   8,991         $   2,402         $  23,657         $  10,244
                                                    =========         =========         =========         =========

Earnings per share before extraordinary item
     Basic                                          $    0.28         $    0.06         $    0.64         $    0.23
                                                    =========         =========         =========         =========
     Diluted                                        $    0.26         $    0.05         $    0.60         $    0.23
                                                    =========         =========         =========         =========
Earnings per share after extraordinary item
     Basic                                          $    0.22         $    0.06         $    0.58         $    0.23
                                                    =========         =========         =========         =========
     Diluted                                        $    0.21         $    0.05         $    0.55         $    0.23
                                                    =========         =========         =========         =========
Weighted-average shares outstanding
     Basic                                             40,219            43,603            40,487            44,003
                                                    =========         =========         =========         =========
     Diluted                                           42,888            44,984            42,750            45,222
                                                    =========         =========         =========         =========


Prior years' earnings per share and weighted-average shares have been restated to reflect the 2-for-1 stock splits in July 2000 and September 1999.

See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                           For the
                                                                                       Six Months Ended
                                                                                  ---------------------------
                                                                                   June 30,          June 25,
                                                                                     2000              1999
                                                                                  ---------         ---------
Cash flows from operating activities:
      Net income                                                                  $  23,657         $  10,244
      Adjustments to reconcile net income
          to net cash used by operating activities:
              Deferred income taxes                                                     150               178
              Depreciation and amortization                                           8,728             9,721
              Extraordinary item (see Note 7)                                         2,142                --
              Increase (decrease) in cash from changes in working capital items:
                   Accounts receivable                                               (5,286)          (13,732)
                   Inventory                                                        (48,854)          (34,864)
                   Prepaid expense                                                   (1,629)           (1,122)
                   Accounts payable                                                     330             4,340
                   Accrued expense                                                   (4,409)            1,558
                   Income taxes                                                     (10,322)          (13,642)
                                                                                  ---------         ---------
                     Net cash used by operating activities                          (35,493)          (37,319)
                                                                                  ---------         ---------
Cash flows from investing activities:
      Acquisition of Asian Distributor business                                       5,237                --
      Additions to property, plant and equipment, net                                (7,180)          (10,757)
      Other, net                                                                       (957)           (2,093)
                                                                                  ---------         ---------
                     Net cash used by investing activities                           (2,900)          (12,850)
                                                                                  ---------         ---------
Cash flows from financing activities:
      Extinguishment of debt                                                       (100,000)               --
      Extraordinary item (see Note 7)                                                (2,142)               --
      Common stock repurchases                                                      (36,693)          (39,966)
      Issuance of common stock                                                        5,503             1,567
                                                                                  ---------         ---------
                     Net cash used by financing activities                         (133,332)          (38,399)
                                                                                  ---------         ---------

Effect of exchange rate changes on cash                                                (913)           (1,122)
                                                                                  ---------         ---------
Net decrease in cash and equivalents                                               (172,638)          (89,690)
Cash and equivalents at beginning of period                                         196,085           151,889
                                                                                  ---------         ---------
Cash and equivalents at end of period                                             $  23,447         $  62,199
                                                                                  =========         =========

-------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
      Interest paid                                                               $   4,947         $   4,543
      Income taxes paid                                                              15,322            18,536
-------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5



                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

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

2. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.   Inventory consisted of the following:

                                          June 30, 2000        December 31, 1999
                                          -------------        -----------------
           Raw materials                     $  6,671               $  4,493
           Work-in-process                      3,397                  2,832
           Finished goods                     160,672                107,348
                                             --------               --------
                                             $170,740               $114,673
                                             ========               ========

4. On May 18, 2000, the Company announced that the Board of Directors approved a 2-for-1 split of the Company's Class A and Class B Common Stock. The additional shares were distributed on July 17, 2000, to shareholders of record on June 30, 2000.

     The shares presented in the condensed consolidated balance sheets as of June 30, 2000 and June 25, 1999, and the number of shares used in the computation of earnings per share in the condensed consolidated statements of income for the three and six months ended June 30, 2000 and June 25, 1999, are based on the number of shares outstanding after giving effect to the July 2000 stock split as well as the 2-for-1 September 1999 stock split.

     In connection with the stock split, the Board of Directors increased the number of shares authorized under its previously announced repurchase program to up to four million shares and increased the authorized number of shares of Class A Common Stock from 30 million to 60 million shares.

5. In the second quarter of 2000, the Company made a loan of approximately $1,100 related to the restricted stock issuance in December 1999. That amount is included in deferred compensation in the condensed consolidated balance sheets.

6. Dilutive securities included in the calculation of diluted weighted-average shares were 2,669 and 1,381 for the second quarter of 2000 and 1999, respectively, and 2,263 and 1,219 for the first six months of 2000 and 1999, respectively.

                                                                       Form 10-Q
                                                                          Page 6


                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

7. In the second quarter of 2000, the Company recorded an extraordinary loss of $2,142 after taxes, or $0.05 per share diluted ($0.05 basic), as a result of the June 30, 2000 prepayment of $100,000 in senior notes. The loss primarily consisted of a prepayment penalty and costs associated with the early redemption of the debt combined with accelerated amortization of bond issuance costs, net of tax benefits of $1,055. The prepayment of the senior notes was financed by cash from operations.

8. On February 18, 2000, the Company signed an agreement under which it will re-acquire from Inchcape plc the exclusive distribution rights for the sale of Timberland(R) branded products throughout the Asia-Pacific region. In connection with this transaction, the Company acquired the stock of the Inchcape plc distribution subsidiaries in Japan, Hong Kong, Malaysia and Singapore (the Asian subsidiaries). The purchase price allocation is as follows:

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

     As part of this transaction, the Company has released Inchcape plc from its obligations under the Distributorship, Supply and Retail Development Agreement dated January 26, 1995. Additionally, with respect to businesses in other countries, the Company may terminate them, identify new distributors, or directly distribute products in those countries. Also, as part of the transaction, the Company will participate with Inchcape plc in any net proceeds received from the disposition of the assets in Australia, New Zealand, Thailand and Taiwan. In the second quarter of 2000, the Company received $2,085 from Inchcape plc for the Company's share of proceeds from the partial disposition of assets in Australia and New Zealand and from the disposition of assets in Thailand. Those proceeds were recognized in other income. On July 31, 2000, the Company entered into an agreement with Inchcape plc to acquire Inchcape's Taiwan based net assets. The purchase price and net assets will not have a material impact on the Company's condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 7


                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

9. Business segment revenue, income (loss) before income taxes and total assets for the three and six months ended June 30, 2000 and June 25, 1999 follow:

     FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 25, 1999

                                      U.S.          U.S.                              Unallocated
     2000                          Wholesale       Retail     International            Corporate     Consolidated
     ----                          ---------       ------     -------------            ---------     ------------
     Revenue                       $ 94,409        $34,976      $ 47,679                $    --        $177,064
     Income (loss) before
        income taxes                 28,887          2,023         1,158                (15,451)         16,617
     Total assets                   174,037         33,413       107,494                 70,616         385,560

     1999
     ----
     Revenue                       $ 81,662        $30,295      $ 40,980                $    --        $152,937
     Income (loss) before
        income taxes                 17,494          1,803           461                (16,226)          3,532
     Total assets                   179,704         32,641        97,838                116,686         426,869

     FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 25, 1999

                                      U.S.          U.S.                             Unallocated
     2000                          Wholesale       Retail    International            Corporate      Consolidated
     ----                          ---------       ------    -------------           -----------     ------------
     Revenue                       $187,134        $69,119      $129,414                $    --        $385,667
     Income (loss) before
        income taxes                 53,480          1,765        14,398                (31,137)         38,506

     1999
     ----
     Revenue                       $160,908        $56,293      $112,633                $    --        $329,834
     Income (loss) before
        income taxes                 34,771            497        12,787                (32,991)         15,064

     Included in the International segment are the results for the Asian subsidiaries which were acquired on February 18, 2000 (see Note 8). A discussion of segment revenue and profitability is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

10. Comprehensive income for the three and six months ended June 30, 2000 and June 25, 1999 follows:

                                                                  For the                           For the
                                                             Three Months Ended                Six Months Ended
                                                         -------------------------         -------------------------
                                                         June 30,         June 25,         June 30,         June 25,
                                                          2000              1999            2000             1999
                                                          ----              ----            ----             ----
     Net income                                         $  8,991         $  2,402         $ 23,657         $ 10,244
     Change in cumulative translation adjustment          (1,130)          (1,364)          (1,809)          (3,636)
                                                        --------         --------         --------         --------
     Comprehensive income                               $  7,861         $  1,038         $ 21,848         $  6,608
                                                        ========         ========         ========         ========

                                                                       Form 10-Q
                                                                          Page 8


                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

RESULTS OF OPERATIONS

SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

Revenue for the second quarter of 2000 was $177.1 million, an increase of $24.1 million, or 15.8%, compared with the $152.9 million in revenue reported for the second quarter of 1999. Revenue for the second quarter of 2000 reflects the acquisition of the Asian subsidiaries in February 2000 (see Note 8). Excluding Asia, revenue for the second quarter of 2000 grew 9.0%, compared with the prior year period.

Domestic revenue for the second quarter of 2000 was $129.4 million, an increase of $17.4 million, or 15.6%, compared with the same period in 1999. Domestic revenue represented 73.1% of total revenue for the second quarter of 2000, compared with 73.2% for the second quarter of 1999. The U.S. Wholesale segment revenue increased 15.6% in the second quarter of 2000, compared with the same period in 1999, primarily due to average selling price and unit volume increases in footwear. These increases were partially offset by a decline in domestic wholesale apparel unit volume and average selling price, primarily due to a reduction in off-price sales. The U.S. Retail segment revenue increased 15.5%, compared with the same period in 1999, driven by a 31.7% unit sales increase, primarily in apparel and accessories and, to a lesser degree, footwear. This increase was partially offset by a 13.3% reduction in average selling price in factory stores, primarily due to increased volume in apparel and accessories which is at a lower average selling price than footwear. Comparable domestic retail and factory store sales increased 5.6%.

International revenue for the second quarter of 2000 was $47.7 million, an increase of $6.7 million, or 16.3%, compared with the second quarter of 1999. International revenue comprised 26.9% of total revenue for the second quarter of 2000, compared with 26.8% for the second quarter of 1999. Excluding Asia, international revenue decreased by 9.4%, compared with the same period in 1999. The decrease was primarily due to the impact of foreign exchange on sales of the Company's European subsidiaries, and, to a lesser degree, a decline in footwear average selling price, as unit sales increased in the European wholesale and retail markets, in both footwear and apparel and accessories. On a constant dollar basis, excluding Asia, international revenue was comparable with the prior year period, reflecting double digit increases in three of the Company's five European subsidiaries, primarily offset by declines in the European distributor business, reflecting, in part, higher shipments in the first quarter and, to a lesser degree, declines in the U.K. and German subsidiaries.

Footwear revenue for the second quarter of 2000 was $136.2 million, an increase of $17.0 million, or 14.3%, compared with the same period in 1999. The increase was primarily attributable to growth in unit sales worldwide and, to a lesser degree, the acquisition of the Asian subsidiaries, partially offset by the impact of foreign exchange and, to a lesser degree, a decline in European footwear average selling price. By category, the increase was primarily attributable to unit sales increases in Boots and, to a lesser degree, Kids' and to the Company's new sub-brands. These increases were partially offset by unit sales and, to a lesser degree, average selling price declines in the Performance and Casual categories. In total, footwear unit sales increased 13.3% over the same period last year.

Apparel and accessories revenue for the second quarter of 2000 was $38.8 million, an increase of $7.9 million, or 25.8%, compared with the same period in 1999. The increase occurred primarily in worldwide retail unit sales and the acquisition of the Asian subsidiaries. These increases were partially offset by a 52.9% reduction in domestic apparel off-price sales and, to a lesser degree, foreign exchange. In total, apparel and accessories unit sales improved 27.9% over the prior year period.

                                                                       Form 10-Q
                                                                          Page 9


Worldwide revenue from Company-owned retail and factory stores for the second quarter of 2000 was $52.9 million, an increase of $14.1 million, or 36.5%, compared with the same period in 1999. The increase was primarily due to the acquisition of the Asian subsidiaries and to an increase in domestic and, to a lesser degree, European apparel and accessories unit sales, partially offset by a decline in domestic retail average selling price. Excluding Asia, worldwide retail revenue increased 14.2%, compared with the same period last year. On a comparable basis, excluding Asia, worldwide retail revenue increased 6.7% over the prior year period.

Gross profit as a percentage of revenue for the second quarter of 2000 was 46.5%, up 6.6 percentage points from the 39.9% reported for the second quarter of 1999. The improvement in gross profit was primarily due to increased footwear gross margin rates, resulting primarily from third party sourcing and manufacturing efficiencies, improved apparel gross margin rates and, to a lesser degree, the impact of the Asian business, which includes a high percentage of retail sales. The Asian business added 1.1 percentage points to the Company's gross profit rate for the second quarter of 2000.

Operating expense was $67.5 million for the second quarter of 2000, up $11.7 million, or 20.9%, from the $55.8 million reported for the second quarter of 1999. Operating expense as a percentage of revenue for the second quarter of 2000 increased to 38.1%, from 36.5% for the second quarter of 1999. The dollar increase was primarily due to the impact of the Asian business and, to a lesser degree, continued investments in selling, marketing and product development. Excluding Asia, operating expense grew at 8.3%, 0.7 percentage points lower than revenue growth.

Interest expense for both the second quarter of 2000 and 1999 was $2.3 million, resulting from the same debt structure for both periods. Other income of $4.0 million was $3.4 million higher than the same period last year due to the receipt of $2.1 million from Inchcape plc for the Company's share of proceeds from the disposition of assets in Australia, New Zealand and Thailand (see Note
8) and, to a lesser degree, from interest income resulting from higher average cash equivalents balances.

Income (loss) before income taxes for the second quarter of 2000 improved in all segments, compared with the same period in 1999. In the U.S. Wholesale segment, the improvement was primarily due to footwear gross margin rates and increased footwear average selling price and unit sales. The U.S. Retail segment improvement was primarily due to increased apparel and accessories unit sales and, to a lesser degree, lower operating expense as a percentage of revenue and improved footwear unit sales and gross margin rates. The International segment improvement was primarily due to contributions from both the Company's European subsidiaries and the Americas' distributors. The improvement in Unallocated Corporate was primarily due to the aforementioned proceeds from Inchcape plc and the higher level of interest income, partially offset by increased marketing expense and, to a lesser degree, other corporate expenses incurred in support of company-wide activities.

In the second quarter of 2000, the Company recorded an extraordinary loss of $2.1 million after taxes as a result of the June 30, 2000 prepayment of $100.0 million in senior notes (see Note 7).

The effective tax rate for the three months ended June 30, 2000 and June 25, 1999, was 33% and 32%, respectively.

                                                                       Form 10-Q
                                                                         Page 10


SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 25, 1999

Revenue for the first six months of 2000 was $385.7 million, an increase of $55.8 million, or 16.9%, from the $329.8 million reported for the comparable period in 1999. Excluding Asia, revenue for the first six months of 2000 grew 12.0%, compared with the prior year period. All segments increased compared with 1999. The U.S. Wholesale segment revenue increased 16.3%, or $26.2 million, compared with the prior year period. This increase was primarily due to footwear unit sales and, to a lesser degree, an increase in average selling price. This was partially offset by a decline in apparel unit sales and average selling price. In the U.S. Retail segment, increased apparel and accessories unit sales and, to a lesser degree, footwear unit sales drove the revenue improvement. Internationally, increases in Europe's footwear and apparel and accessories unit sales were primarily offset by the impact of foreign exchange and, to a lesser degree, a decline in average selling prices. On a constant dollar basis, all European subsidiaries improved over the comparable period in 1999. Asia contributed $16.7 million to the increase over the prior year period.

Gross profit as a percentage of revenue for the first six months of 2000 was 46.1%, compared with 40.7% for the comparable period in 1999. This improvement in gross profit was primarily attributable to the same factors cited in the second quarter discussion.

Operating expense for the first six months of 2000 was $140.6 million, up $24.4 million, or 21.0%, from the $116.2 million reported for the comparable period in 1999. Operating expense, as a percentage of revenue, was 36.5% for the first six months of 2000, compared with 35.2% for the same period in 1999. The dollar increase was primarily due to the impact of the Asian business and to continued investments in marketing and selling. Excluding Asia, operating expense grew at 11.6%, 0.5 percentage points below revenue growth.

Income (loss) before income taxes for the first six months of 2000 improved in all segments, compared with the same period in 1999. The improvements in the U.S. Wholesale segment and in Unallocated Corporate were primarily attributable to the same factors cited in the second quarter discussion. The improvement in the U.S. Retail segment was primarily due to increased apparel and accessories unit sales, footwear unit sales and lower operating expense as a percentage of revenue. The improvement in the International segment's income before income taxes was primarily due to increased footwear and, to a lesser degree, apparel unit sales, partially offset by the impact of foreign exchange.

Interest expense for the first six months of 2000 was $4.6 million, an increase of $0.1 million from the comparable period in 1999. Other income, at $5.9 million, increased $4.3 million from the comparable prior year period primarily due to the same reasons cited in the second quarter discussion.

In the second quarter of 2000, the Company recorded an extraordinary loss of $2.1 million after taxes as a result of the June 30, 2000 prepayment of $100.0 million in senior notes (see Note 7).

The effective tax rate for the six months ended June 30, 2000 and June 25, 1999, was 33% and 32%, respectively.

                                                                       Form 10-Q
                                                                         Page 11


LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations during the first six months of 2000 was $35.5 million, compared with $37.3 million used during the same period in 1999. The use of cash in 2000 was primarily due to an increase in inventory and payment of income taxes, which is consistent with the uses in the prior year period. Inventory turns improved to 2.6 times for the second quarter of 2000, compared with 2.4 times for the second quarter of 1999. Days sales outstanding decreased to 46 days at June 30, 2000 from 53 days at June 25, 1999. Wholesale days sales outstanding decreased to 50 days at June 30, 2000 from 61 days at June 25, 1999.

During the first six months of 2000, $2.9 million of cash was used by investing activities, compared with $12.9 million used during the same period in 1999. The cash used in 2000 was impacted by the net cash received from the acquisition of the Asian subsidiaries (see Note 8), offset by capital expenditures. Capital expenditures for the first six months of 2000 were $7.2 million, compared with $10.8 million for the same period in 1999. During the first six months of 2000, $133.3 million of cash was used by financing activities, reflecting the prepayment of $100.0 million in senior notes (see Note 7) and common stock repurchases of $36.7 million. The extraordinary item associated with the debt prepayment is included in financing activities. During the first six months of 1999, $38.4 million of cash was used, reflecting $40.0 million in common stock repurchases.

The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. The Company's debt-to-capital ratio was 0.0% at June 30, 2000, compared with 26.9% at December 31, 1999 and 29.9% at June 25, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented by the Company until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. The FASB has also issued SFAS No. 138, which further defines the scope of SFAS No. 133. Since the requirements of SFAS No. 133 are complex and its scope far reaching, the Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.

The Securities and Exchange Commission issued Staff Accounting Bulletin 101 which addresses revenue recognition issues. This Bulletin will be effective in the Company's fourth quarter of 2000. The Company does not expect it to have a material impact on the Company's consolidated financial statements.

                                                                       Form 10-Q
                                                                         Page 12


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's current policies and business practices regarding derivative instruments are consistent with its fiscal year end 1999 Annual Report disclosure. As of June 30, 2000, the Company had no long-term or short-term financing outstanding. The Company's foreign currency exposure is generated primarily from its European operating subsidiaries. As of June 30, 2000, there were no material foreign currency transactions or cash exposures that were not hedged. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $6.5 million.

                                                                       Form 10-Q
                                                                         Page 13


PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Company held its Annual Meeting of Stockholders on May 18, 2000 (the "Annual Meeting").

          (c) At the Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

                                    Total Votes for Each    Total Votes Withheld
               Nominee                   Director            from Each Director
               -------                   --------            ------------------

               Robert M. Agate          12,347,244               8,200
               John F. Brennan          12,347,052               8,392
               Abraham Zaleznik         12,341,692              13,752


               The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:

                                    Total Votes for Each    Total Votes Withheld
               Nominee                   Director            from Each Director
               -------                   --------            ------------------

               Sidney W. Swartz         59,098,776                8,668
               Jeffrey B. Swartz        59,099,244                8,200
               Ian W. Diery             58,990,694              116,750
               John A. Fitzsimmons      59,099,445                7,999
               Virginia H. Kent         59,098,544                8,900
               Indra K. Nooyi           59,091,662               15,782

               There were no abstentions or broker non-votes with respect to the election of the director nominees.

               The stockholders also approved a proposal to amend the Company's Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of the Company's Class A Common Stock from 30 million to 60 million. There were 11,217,904 votes cast in favor of this proposal, 1,120,641 votes cast against this proposal and 16,899 abstentions. There were no broker non-votes.

                                                                       Form 10-Q
                                                                         Page 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit           Description
          -------           -----------
           3.1              Restated Certificate of Incorporation, dated May 14, 1987
           3.3              Amendment of Restated Certificate of Incorporation, dated
                            May 22, 1987
           3.4              Certificate of Ownership, merging "The Nathan Company" with and into "The Timberland Company," dated July 31, 1987
           3.5              Amendment of Restated Certificate of Incorporation dated
                            June 14, 2000
            27              Financial Data Schedule

     (b)  Reports on Form 8-K

          On May 18, 2000, the Company filed a Form 8-K (Item 5. Other Information) in connection with its announcement that the Company's Board of Directors approved a 2-for-1 stock split of the Company's Class A and Class B Common Stock, distributed on July 17, 2000 to stockholders of record on June 30, 2000. The Company also announced an increase in the number of shares of Class A Common Stock that the Company was authorized to repurchase to up to four million shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                The Timberland Company
                                                --------------------------------
                                                (Registrant)

Date:   August 11, 2000                          /s/ Brian P. McKeon
     -------------------                         ------------------------------
                                                 Brian P. McKeon
                                                 Senior Vice President
                                                 and Chief Financial Officer

Date:   August 11, 2000                          /s/ Dennis W. Hagele
     -------------------                         ------------------------------
                                                 Dennis W. Hagele
                                                 Vice President-Finance
                                                 and Corporate Controller
                                                 (Chief Accounting Officer)