Form 10-Q/A
period 2000-06-30
TIMBERLAND CO
filed 2000-10-26
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                                (Amendment No. 1)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-   EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2000
                                   -------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--- EXCHANGE ACT OF 1934
    For the transition period from                  to
                                  ----------------      ---------------------

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

                                 Yes  X     No
                                    ----       ----

On July 28, 2000, 32,044,630 shares of the registrant's Class A Common Stock were outstanding and 8,130,400 shares of the registrant's Class B Common Stock were outstanding.

The registrant amends Item 4 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000, to reflect correctly the tabulation of Class B shares cast at the registrant's Annual Meeting of Stockholders held on May 18, 2000.

                                                                     Form 10-Q/A
                                                                          Page 2


Part II Other Information
-------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     (a) The Company held its Annual Meeting of Stockholders on May 18, 2000 (the "Annual Meeting").

     (c) At the Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

                                Total Votes for Each              Total Votes Withheld
         Nominee                      Director                     from Each Director
         -------                --------------------              --------------------
         Robert M. Agate             12,347,244                          8,200
         John F. Brennan             12,347,052                          8,392
         Abraham Zaleznik            12,341,692                         13,752


         The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:

                                Total Votes for Each              Total Votes Withheld
         Nominee                      Director                     from Each Director
         -------                --------------------              ---------------------
         Sidney W. Swartz            59,098,776                          8,668
         Jeffrey B. Swartz           59,099,244                          8,200
         Ian W. Diery                58,990,694                        116,750
         John A. Fitzsimmons         59,099,445                          7,999
         Virginia H. Kent            59,098,544                          8,900
         Indra K. Nooyi              59,091,662                         15,782

         There were no abstentions or broker non-votes with respect to the election of the director nominees.

         The stockholders also approved a proposal to amend the Company's Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of the Company's Class A Common Stock from 30 million to 60 million. There were 57,969,904 votes cast in favor of this proposal, 1,120,641 votes cast against this proposal and 16,899 abstentions. There were no broker non-votes.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           The Timberland Company
                                           -----------------------------
                                           (Registrant)

Date:  October 24, 2000                    /s/Dennis W. Hagele
     -------------------                   -----------------------------
                                           Dennis W. Hagele
                                           Vice President-Finance
                                           and Corporate Controller
                                           (Chief Accounting Officer)