Form 10-Q
period 2000-09-29
TIMBERLAND CO
filed 2000-11-13
CIK 814361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 29, 2000

                                       OR

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    ---------------    ----------------

Commission File Number 1-9548


                             The Timberland Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     02-0312554
-------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)



200 Domain Drive, Stratham, New Hampshire                               03885
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:      (603) 772-9500
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

On October 27, 2000, 31,567,116 shares of the registrant's Class A Common Stock were outstanding and 8,130,400 shares of the registrant's Class B Common Stock were outstanding.

                             THE TIMBERLAND COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                        PAGE(s)
                                                                        ------

PART I FINANCIAL INFORMATION (unaudited)

       Condensed Consolidated Balance Sheets -                            1-2
         September 29, 2000 and December 31, 1999

       Condensed Consolidated Statements of Income -                        3
         For the three and nine months ended September 29, 2000
         and September 24, 1999

       Condensed Consolidated Statements of Cash Flows -                    4
         For the nine months ended September 29, 2000 and September 24, 1999

       Notes to Condensed Consolidated Financial Statements               5-7

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8-12


PART II OTHER INFORMATION                                                  13

                                                                       Form 10-Q
                                                                          Page 1

PART I FINANCIAL INFORMATION

                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   September 29,    December 31,
                                                       2000             1999
                                                   -------------    ------------

Current assets
  Cash and equivalents                              $  7,032          $196,085
  Accounts receivable, net of allowance
   for doubtful accounts of $6,253 at
   September 29, 2000 and $4,910 at
   December 31, 1999                                 203,339            78,696

  Inventory                                          174,921           114,673
  Prepaid expense                                     13,911             9,890
  Deferred income taxes                               15,641            15,297
                                                    --------          --------

   Total current assets                              414,844           414,641

Property, plant and equipment                        151,934           130,425
Less accumulated depreciation and amortization       (84,423)          (75,019)
                                                    --------          --------
   Net property, plant and equipment                  67,511            55,406

Excess of cost over fair value of net assets
  acquired, net                                       16,270            17,533

Other assets, net                                      4,164             5,731
                                                    --------          --------

                                                    $502,789          $493,311
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

                                                                       Form 10-Q
                                                                          Page 2


                             THE TIMBERLAND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                     September 29,      December 31,
                                                                         2000               1999
                                                                     -------------      ------------
Current liabilities
  Notes payable                                                         $ 21,000         $     --
  Accounts payable                                                        47,782           33,247
  Accrued expense
   Payroll and related                                                    30,941           30,570
   Interest and other                                                     58,081           35,038
   Income taxes payable                                                   35,583           13,500
                                                                        --------         --------

   Total current liabilities                                             193,387          112,355
                                                                        --------         --------

Long-term debt                                                                --          100,000
Deferred income taxes                                                      8,680            8,588
Excess of fair value of acquired assets over cost, net                     4,532               --

Stockholders' equity
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
   none issued                                                                --               --
  Class A Common Stock, $.01 par value (1 vote per share);
   60,000,000 shares authorized; 39,151,852 shares issued at
   September 29, 2000 and 37,276,710 shares at December 31, 1999             392              187
  Class B Common Stock, $.01 par value (10 votes per share);
   convertible into Class A shares on a one-for-one basis;
   15,000,000 shares authorized; 8,130,400 shares issued at
   September 29, 2000 and 9,351,396 shares at December 31, 1999               81               47
  Additional paid-in capital                                              91,807           82,755
  Deferred compensation                                                   (4,582)          (3,658)
  Retained earnings                                                      363,083          282,209
  Accumulated other comprehensive loss                                    (8,455)          (4,151)
  Less treasury stock at cost, 7,385,338 Class A shares at
   September 29, 2000 and 5,342,698 Class A shares at
   December 31, 1999                                                    (146,136)         (85,021)
                                                                        --------         --------
                                                                         296,190          272,368
                                                                        --------         --------
                                                                        $502,789         $493,311
                                                                        ========         ========


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

                                                                       Form 10-Q
                                                                          Page 3


                             THE TIMBERLAND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                       For the                   For the
                                                 Three Months Ended         Nine Months Ended
                                               ----------------------    ----------------------
                                               Sept. 29,    Sept. 24,    Sept. 29,    Sept. 24,
                                                  2000        1999         2000          1999
                                               ---------    ---------    ---------    ---------

Revenue                                        $ 375,246    $ 310,939    $ 760,914    $ 640,773
Cost of goods sold                               197,094      176,582      404,941      372,269
                                               ---------    ---------    ---------    ---------

  Gross profit                                   178,152      134,357      355,973      268,504
                                               ---------    ---------    ---------    ---------

Operating expense
  Selling                                         75,197       65,494      184,797      156,133
  General and administrative                      15,999       14,550       46,391       39,267
  Amortization of goodwill                           321          422          964        1,264
                                               ---------    ---------    ---------    ---------
     Total operating expense                      91,517       80,466      232,152      196,664
                                               ---------    ---------    ---------    ---------

     Operating income                             86,635       53,891      123,821       71,840
                                               ---------    ---------    ---------    ---------

Other expense (income)
  Interest expense                                   760        2,323        5,388        6,850
  Other, net                                        (786)        (109)      (6,734)      (1,750)
                                               ---------    ---------    ---------    ---------
     Total other expense (income)                    (26)       2,214       (1,346)       5,100
                                               ---------    ---------    ---------    ---------

     Income before income taxes                   86,661       51,677      125,167       66,740
                                               ---------    ---------    ---------    ---------
Provision for income taxes                        29,208       16,537       41,931       21,357
                                               ---------    ---------    ---------    ---------

     Net income before extraordinary item      $  57,453    $  35,140    $  83,236    $  45,383
                                               =========    =========    =========    =========

Extraordinary item - loss on debt
extinguishment, net of tax benefit of $1,071          --           --        2,126           --
                                               ---------    ---------    ---------    ---------

     Net income                                $  57,453    $  35,140    $  81,110    $  45,383
                                               =========    =========    =========    =========

Earnings per share before extraordinary item
     Basic                                     $    1.44    $     .83    $    2.07    $    1.05
                                               =========    =========    =========    =========
     Diluted                                   $    1.35    $     .81    $    1.95    $    1.02
                                               =========    =========    =========    =========
Earnings per share after extraordinary item
     Basic                                     $    1.44    $     .83    $    2.01    $    1.05
                                               =========    =========    =========    =========
     Diluted                                   $    1.35    $     .81    $    1.90    $    1.02
                                               =========    =========    =========    =========
Weighted-average shares outstanding
     Basic                                        39,879       42,105       40,284       43,371
                                               =========    =========    =========    =========
     Diluted                                      42,571       43,587       42,690       44,677
                                               =========    =========    =========    =========



Prior year earnings per share and weighted-average shares have been restated to reflect the 2-for-1 stock split in July 2000.
See accompanying notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                             THE TIMBERLAND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             For the
                                                        Nine Months Ended
                                                   -----------------------------
                                                   September 29,   September 24,
                                                       2000            1999
                                                   -------------   -------------

Cash flows from operating activities:
  Net income                                        $  81,110        $  45,383
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Deferred income taxes                              (252)          (2,965)
      Depreciation and amortization                    12,758           16,043
      Extraordinary item (see Note 7)                   2,126               --
      Increase (decrease) in cash from changes in
        working capital items:
        Accounts receivable                          (124,533)        (104,166)
        Inventory                                     (53,492)         (22,283)
        Prepaid expense                                (2,485)           1,308
        Accounts payable                               13,583            8,193
        Accrued expense                                21,054           35,603
        Income taxes                                   15,800            5,551
                                                    ---------        ---------
         Net cash used by operating activities        (34,331)         (17,333)
                                                    ---------        ---------
Cash flows from investing activities:
  Acquisition of Asian Distributor business             5,237               --
  Additions to property, plant and equipment, net     (23,565)         (14,718)
  Other, net                                           (1,908)          (2,923)
                                                    ---------        ---------
         Net cash used by investing activities        (20,236)         (17,641)
                                                    ---------        ---------

Cash flows from financing activities:
  Net borrowing under short-term credit facilities     21,000               --
  Extinguishment of debt                             (100,000)              --
  Extraordinary item (see Note 7)                      (2,126)              --
  Common stock repurchases                            (61,604)         (50,868)
  Issuance of common stock                              9,552            2,691
                                                    ---------        ---------
         Net cash used by financing activities       (133,178)         (48,177)
                                                    ---------        ---------

Effect of exchange rate changes on cash                (1,308)          (1,240)
                                                    ---------        ---------
Net decrease in cash and equivalents                 (189,053)         (84,391)
Cash and equivalents at beginning of period           196,085          151,889
                                                    ---------        ---------
Cash and equivalents at end of period               $   7,032        $  67,498
                                                    =========        =========

------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Interest paid                                     $   5,622        $   4,593
  Income taxes paid                                    19,029           19,092
------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

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

2. The results of operations for the three and nine months ended September 29, 2000 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.   Inventory consisted of the following:

                                  September 29, 2000      December 31, 1999
                                  ------------------      -----------------
      Raw materials                  $  4,636                 $  4,493
      Work-in-process                   3,160                    2,832
      Finished goods                  167,125                  107,348
                                     --------                 --------
                                     $174,921                 $114,673
                                     ========                 ========

4. On May 18, 2000, the Company announced that the Board of Directors approved a 2-for-1 split of the Company's Class A and Class B Common Stock. The additional shares were distributed on July 17, 2000, to shareholders of record on June 30, 2000. In connection with the stock split, the Board of Directors increased the number of shares authorized under its previously announced repurchase program to up to four million shares.

     The shares presented in the condensed consolidated balance sheets as of September 29, 2000 and December 31, 1999, and the number of shares used in the computation of earnings per share in the condensed consolidated statements of income for the three and nine months ended September 29, 2000 and September 24, 1999, are based on the number of shares outstanding after giving effect to the July 2000 stock split.

     Additionally, during the second quarter of 2000, the Company's shareholders approved an increase in the authorized number of shares of Class A Common Stock from 30 million to 60 million shares, and, in October of 2000, the Board of Directors authorized the repurchase of up to an additional four million shares of the Company's Class A Common Stock.

5. In the second quarter of 2000, the Company made a loan of approximately $1,100 related to the restricted stock issuance in December 1999. That amount is included in deferred compensation in the condensed consolidated balance sheets.

6. Dilutive securities included in the calculation of diluted weighted-average shares were 2,692 and 1,481 for the third quarter of 2000 and 1999, respectively, and 2,406 and 1,306 for the first nine months of 2000 and 1999, respectively.

                                                                       Form 10-Q
                                                                          Page 6


                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

7. In the second quarter of 2000, the Company recorded an extraordinary loss of $2,126 after taxes, or $0.05 per share diluted ($0.05 basic), as a result of the June 30, 2000 prepayment of $100,000 in senior notes. The loss primarily consisted of a prepayment penalty and costs associated with the early redemption of the debt combined with accelerated amortization of bond issuance costs, net of tax benefits of $1,071. The prepayment of the senior notes was financed by cash from operations.

8. On February 18, 2000, the Company signed an agreement pursuant to which it has re-acquired from Inchcape plc the exclusive distribution rights for the sale of Timberland(R) branded products throughout the Asia-Pacific region. In connection with this transaction, the Company acquired the stock of the Inchcape plc distribution subsidiaries in Japan, Hong Kong, Malaysia and Singapore (the Asian subsidiaries). The purchase price allocation is as follows:

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
                                                                   ========

     The fair value of net assets acquired includes $6,460 of cash, resulting in net cash received of $5,237.

     This transaction has been accounted for under the purchase method of accounting and, accordingly, the results of operations for the Asian subsidiaries, for the period from the acquisition date, are included in the accompanying condensed consolidated financial statements. The purchase price has been allocated to the assets purchased and liabilities assumed based on preliminary fair values at the date of acquisition. This transaction resulted in the recording of excess of fair value of acquired net assets over cost, which is being amortized on a straight-line basis over a 10 year period. Pro-forma data is not provided since this transaction does not have a material impact on the Company's condensed consolidated financial statements.

     As part of this transaction, the Company released Inchcape plc from its obligations under the Distributorship, Supply and Retail Development Agreement dated January 26, 1995. As part of the transaction, the Company received a portion of the proceeds from the disposition of the assets in Australia, New Zealand and Thailand. In the second quarter of 2000, the Company received $2,085 from Inchcape plc for the Company's share of proceeds from the partial disposition of assets in Australia and New Zealand and from the disposition of assets in Thailand. In the third quarter of 2000, the Company received $589 from Inchcape plc for the Company's share of proceeds from another partial disposition of assets in Australia and New Zealand. Those proceeds were recognized in other income.

     On July 31, 2000, the Company acquired Inchcape plc's Taiwan based net assets for $662. Taiwan is included in the Company's condensed consolidated financial statements and does not have a material impact on those statements. Taiwan is included in all subsequent references to the Asian subsidiaries.

                                                                       Form 10-Q
                                                                          Page 7


                             THE TIMBERLAND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

9. Business segment revenue, income (loss) before income taxes and total assets for the three and nine months ended September 29, 2000 and September 24, 1999 follow:



     For the Three Months Ended September 29, 2000 and September 24, 1999
     --------------------------------------------------------------------

                                      U.S.           U.S.                   Unallocated
     2000                          Wholesale       Retail    International   Corporate    Consolidated
     ----                          ---------      --------   -------------   ---------    ------------

     Revenue                       $218,424       $ 53,575     $103,247      $    --        $375,246
     Income (loss) before
      income taxes                   88,959          7,448       17,827      (27,573)         86,661
     Total assets                   251,608         36,443      149,191       65,547         502,789

     1999
     ----
     Revenue                       $174,591        $47,530     $ 88,818      $    --        $310,939
     Income (loss) before
      income taxes                   58,950          7,471       20,523      (35,267)         51,677
     Total assets                   218,591         33,916      134,861      120,772         508,140




     For the Nine Months Ended September 29, 2000 and September 24, 1999
     -------------------------------------------------------------------

                                      U.S.           U.S.                   Unallocated
     2000                          Wholesale       Retail    International   Corporate    Consolidated
     ----                          ---------      --------   -------------   ---------    ------------

     Revenue                       $405,559       $122,694      $232,661     $     --        $760,914
     Income (loss) before
      income taxes                  142,439          9,213        32,225      (58,710)        125,167

     1999
     ----
     Revenue                       $335,499       $103,823      $201,451     $     --        $640,773
     Income (loss) before
      income taxes                   93,721          7,968        33,310      (68,259)         66,740



     Included in the International segment are the results for the Asian subsidiaries (see Note 8). A discussion of segment revenue and profitability is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

10. Comprehensive income for the three and nine months ended September 29, 2000 and September 24, 1999 follows:


                                          For the                For the
                                    Three Months Ended      Nine Months Ended
                                  ----------------------  ---------------------
                                  Sept. 29,    Sept. 24,  Sept. 29,    Sept. 24,
                                    2000         1999       2000         1999
                                  ---------    ---------  ---------    ---------
     Net income                    $57,453      $35,140    $81,110      $45,383
     Change in cumulative
      translation adjustment        (2,495)         241     (4,304)      (3,395)
                                   -------      -------    -------      -------
     Comprehensive income          $54,958      $35,381    $76,806      $41,988
                                   =======      =======    =======      =======

                                                                       Form 10-Q
                                                                          Page 8


                             THE TIMBERLAND COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)



RESULTS OF OPERATIONS

THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

Revenue for the third quarter of 2000 was $375.2 million, an increase of $64.3 million, or 20.7%, compared with the $310.9 million in revenue reported for the third quarter of 1999. Revenue for the third quarter of 2000 includes the results of the Asian subsidiaries (see Note 8). Excluding Asia, revenue for the third quarter of 2000 grew 15.2%, compared with the prior year period.

Domestic revenue for the third quarter of 2000 was $272.0 million, an increase of $49.9 million, or 22.4%, compared with the same period in 1999. Domestic revenue represented 72.5% of total revenue for the third quarter of 2000, compared with 71.4% for the third quarter of 1999. The U.S. Wholesale segment revenue increased 25.1% in the third quarter of 2000, compared with the same period in 1999, primarily due to unit sales increases in footwear. The U.S. Retail segment revenue increased 12.7%, compared with the same period in 1999, driven by a 24.5% unit sales increase, primarily in apparel and accessories and, to a lesser degree, footwear. The increase was partially offset by a 9.4% reduction in average selling prices, primarily due to increased volume in the Company's factory stores, which sell product at lower average selling prices than specialty stores. Comparable domestic retail and factory store sales increased 1.5%.

International revenue for the third quarter of 2000 was $103.2 million, an increase of $14.4 million, or 16.3%, compared with the third quarter of 1999. International revenue comprised 27.5% of total revenue for the third quarter of 2000, compared with 28.6% for the third quarter of 1999. Excluding Asia, international revenue decreased by 3.1%, compared with the same period in 1999. The decrease was primarily due to the impact of foreign exchange on sales by the Company's European subsidiaries, partially offset by unit sales increases in the European wholesale and retail markets, in both footwear and apparel and accessories. On a constant dollar basis, excluding Asia, international revenue increased 10.5% compared with the prior year period, reflecting double digit increases in three of the Company's five European subsidiaries.

Footwear revenue for the third quarter of 2000 was $297.4 million, an increase of $45.7 million, or 18.2%, compared with the same period in 1999. The increase was primarily attributable to growth in unit sales worldwide and, to a lesser degree, the acquisition of the Asian subsidiaries, partially offset by the impact of foreign exchange. By category, the increase was primarily attributable to unit sales increases in Boots and, to a lesser degree, Kids' and to the Company's new sub-brands. The increases were partially offset by unit sales and average selling price declines in the Casual and Performance categories. In total, footwear unit sales increased 19.7% over the same period last year.

Apparel and accessories revenue for the third quarter of 2000 was $73.6 million, an increase of $19.7 million, or 36.5%, compared with the same period in 1999. The increase was primarily due to increased unit sales worldwide and, to a lesser degree, the acquisition of the Asian subsidiaries. The increases were partially offset by the impact of foreign exchange. In total, apparel and accessories unit sales improved 48.9% over the prior year period.

                                                                       Form 10-Q
                                                                          Page 9



Worldwide revenue from Company-owned retail and factory stores for the third quarter of 2000 was $74.0 million, an increase of $17.8 million, or 31.8%, compared with the same period in 1999. The increase was primarily due to the acquisition of the Asian subsidiaries and, to a lesser degree, an increase in domestic and European apparel and accessories unit sales. The increases were partially offset by a decline in average selling prices and the impact of foreign exchange. Excluding Asia, worldwide retail revenue increased 13.4%, compared with the same period last year. On a comparable store basis, excluding Asia, worldwide retail revenue increased 1.8% over the prior year period.

Gross profit as a percentage of revenue for the third quarter of 2000 was 47.5%, up 4.3 percentage points from the 43.2% reported for the third quarter of 1999. The improvement in gross profit was primarily due to increased footwear gross margin rates, resulting primarily from third party sourcing and internal manufacturing efficiencies, decreased footwear offprice sales and, to a lesser degree, the acquisition of the Asian subsidiaries, which include a high percentage of higher margin retail sales. The Asian subsidiaries added 0.6 percentage points to the Company's gross profit rate for the third quarter of 2000.

Operating expense was $91.5 million for the third quarter of 2000, up $11.1 million, or 13.7%, from the $80.5 million reported for the third quarter of 1999. Operating expense as a percentage of revenue for the third quarter of 2000 decreased to 24.4%, from 25.9% for the third quarter of 1999. The dollar increase was primarily due to the addition of the Asian business and, to a lesser degree, increases in selling and product development expenses. Excluding Asia, operating expense increased 2.4%, which resulted in a 2.9 percentage point decrease in the expense rate for the third quarter of 2000, compared with the prior year period.

Interest expense for the third quarter of 2000 was $0.8 million, compared to $2.3 million in 1999. The reduction in interest expense was due to the second quarter prepayment of $100.0 million in senior notes (see Note 7). Other income of $0.8 million was $0.7 million better than the same period last year, primarily due to the receipt of $0.6 million from Inchcape plc for the Company's share of proceeds from the partial disposition of assets in Australia and New Zealand (see Note 8).

Income (loss) before income taxes for the third quarter of 2000 improved in the U.S. Wholesale segment, compared with the same period in 1999. That improvement was primarily due to increased footwear unit sales, improved footwear gross margin rates and, to a lesser degree, leveraging of operating expenses and improved apparel gross margin rates. The U.S. Retail segment decrease was primarily due to a reduction in factory outlet gross margin rates compared with the prior year period. The International segment decrease was primarily due to the impact of foreign exchange. The improvement in Unallocated Corporate was primarily due to reduced costs in support of company-wide activities and, to a lesser degree, lower interest expense and the aforementioned proceeds from Inchcape plc.

The effective tax rate for the three months ended September 29, 2000 was 33.7%, reflecting a year-to-date increase of the Company's effective tax rate from 33% to 33.5%, due to Puerto Rican pre-tax earnings, which are substantially exempt from tax, comprising a smaller percentage of consolidated pre-tax earnings. The effective tax rate for the three months ended September 24, 1999 was 32%.

                                                                       Form 10-Q
                                                                         Page 10


NINE MONTHS ENDED SEPTEMBER 29, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 24, 1999

Revenue for the first nine months of 2000 was $760.9 million, an increase of $120.1 million, or 18.7%, from the $640.8 million reported for the comparable period in 1999. Excluding Asia, revenue for the first nine months of 2000 grew 13.5%, compared with the prior year period. Revenue in all segments increased compared with 1999. The U.S. Wholesale segment revenue increased 20.9%, compared with the prior year period. The increase was primarily due to footwear unit sales. In the U.S. Retail segment, increased apparel and accessories unit sales and, to a lesser degree, footwear unit sales drove the 18.2% revenue improvement. This was partially offset by a reduction in average selling prices. Internationally, excluding Asia, revenue decreased 1.3%, compared with the prior year period. Increases in Europe's footwear and apparel and accessories unit sales were primarily offset by the impact of foreign exchange and, to a lesser degree, a decline in average selling prices. On a constant dollar basis, excluding Asia, international revenue increased 10.0%, compared with the prior year period. All European subsidiaries improved over the comparable period in 1999.

Gross profit as a percentage of revenue for the first nine months of 2000 was 46.8%, compared with 41.9% for the comparable period in 1999. This improvement in gross profit was primarily attributable to the same factors cited in the third quarter discussion.

Operating expense for the first nine months of 2000 was $232.2 million, up $35.5 million, or 18.0%, from the $196.7 million reported for the comparable period in 1999. Operating expense, as a percentage of revenue, was 30.5% for the first nine months of 2000, compared with 30.7% for the same period in 1999. The dollar increase was primarily due to the impact of the acquisition of the Asian subsidiaries and, to a lesser degree, increases in selling, marketing and product development expenses. Excluding Asia, operating expense increased 8.5%, which resulted in a 1.4 percentage point decrease in the expense rate year-to-date third quarter, compared with the prior year period.

Income (loss) before income taxes for the first nine months of 2000 improved in the U.S. Wholesale and Retail segments, compared with the same period in 1999. The improvement in the U.S. Wholesale segment was primarily attributable to the same factors cited in the third quarter discussion. The improvement in the U.S. Retail segment was primarily due to increased apparel and accessories unit sales, footwear unit sales and lower operating expenses as a percentage of revenue. The decrease in the International segment's income before income taxes was primarily due to the impact of foreign exchange, partially offset by increased footwear and apparel unit sales. The improvement in Unallocated Corporate was primarily due to reduced costs in support of company-wide activities and, to a lesser degree, increased other income and lower interest expense, both of which are discussed in the subsequent paragraph.

Interest expense for the first nine months of 2000 was $5.4 million, a decrease of $1.5 million from the comparable period in 1999, due to the prepayment of the senior notes. Other income, at $6.7 million, increased $5.0 million from the comparable prior year period primarily due to the second and third quarter Inchcape plc proceeds and interest income on higher average cash balances in the first half of 2000.

In the second quarter of 2000, the Company recorded an extraordinary loss of $2.1 million after taxes as a result of the June 30, 2000 prepayment of $100.0 million in senior notes (see Note 7).

The effective tax rate for the nine months ended September 29, 2000 was 33.5% (see third quarter discussion) and 32%, respectively.

                                                                       Form 10-Q
                                                                         Page 11


LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations during the first nine months of 2000 was $34.3 million, compared with $17.3 million used during the same period in 1999. The use of cash in 2000 was primarily due to an increase in accounts receivable and inventory, which is consistent with the uses in the prior year period and with the Company's business cycle. Inventory turns improved to 4.4 times for the third quarter of 2000, compared with 4.2 times for the third quarter of 1999. Days sales outstanding decreased to 49 days at September 29, 2000, from 52 days at September 24, 1999. Wholesale days sales outstanding decreased to 52 days at September 29, 2000 from 55 days at September 24, 1999.

During the first nine months of 2000, $20.2 million of cash was used by investing activities, compared with $17.6 million used during the same period in 1999. Capital expenditures for the first nine months of 2000 were $23.6 million, compared with $14.7 million for the same period in 1999. The acquisition of the Asian subsidiaries generated $5.2 million of cash (see Note 8). During the first nine months of 2000, $133.2 million of cash was used by financing activities, reflecting the prepayment of $100.0 million in senior notes (see Note 7) and common stock repurchases of $61.6 million, partially offset by $21.0 million of short term borrowings. The extraordinary item associated with the debt prepayment is included in financing activities. During the first nine months of 1999, $48.2 million of cash was used, reflecting $50.9 million in common stock repurchases.

The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. The Company's debt-to-capital ratio was 6.6% at September 29, 2000, compared with 26.9% at December 31, 1999 and 27.8% at September 24, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented by the Company until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year to fiscal 2001. The FASB has also issued SFAS No. 138, which further defines the scope of SFAS No. 133. Since the requirements of SFAS No. 133 are complex and its scope far reaching, the Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.

The Securities and Exchange Commission has issued Staff Accounting Bulletin 101, and related amendments, which address revenue recognition issues. This Bulletin will be effective in the Company's fourth quarter of 2000. The Company does not expect it to have a material impact on the Company's consolidated financial statements.

                                                                       Form 10-Q
                                                                         Page 12



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's current policies and business practices regarding derivative instruments are consistent with its fiscal year end 1999 Annual Report disclosure. As of September 29, 2000, the Company had no long-term financing outstanding and had $21.0 million in short term financing outstanding. The Company's foreign currency exposure is generated primarily from its European operating subsidiaries. As of September 29, 2000, there were no material foreign currency transactions or cash exposures that were not hedged. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $7.0 million.

                                                                       Form 10-Q
                                                                         Page 13



PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         EXHIBIT            DESCRIPTION
         -------            -----------

          10.8(a) Amendment No. 1 to Credit Agreement dated as of October 20, 2000 among the Timberland Company, certain banks listed therein and Morgan Guaranty Trust Company of New York, as agent.

          27                Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter covered by this report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE TIMBERLAND COMPANY
                                     (Registrant)

Date: November 13, 2000              /s/ Brian P. McKeon
     -------------------             ----------------------------
                                     Brian P. McKeon
                                     Senior Vice President
                                     and Chief Financial Officer



Date: November 13, 2000              /s/ Dennis W. Hagele
     -------------------             ----------------------------
                                     Dennis W. Hagele
                                     Vice President-Finance
                                     and Corporate Controller
                                     (Chief Accounting Officer)