Form 10-K
period 2000-12-31
TIMBERLAND CO
filed 2001-03-28
CIK 814361

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was approximately $1,743,491,350 on February 23, 2001. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the Company. See Item 12 of this Form 10-K. 31,686,407 shares of Class A Common Stock and 7,932,400 shares of Class B Common Stock of the Company were outstanding on February 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Annual Report to security holders for the fiscal year ended December 31, 2000 are incorporated by reference in Part I, Item 1, and Part II, Items 5, 6, 7, 7A and 8, of this Form 10-K. Portions of the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     The Timberland Company was incorporated in Delaware on December 20, 1978. It is the successor to Abington Shoe Company, which was incorporated in Massachusetts in 1933. We refer to The Timberland Company, together with its subsidiaries, as "Timberland" or the "Company".

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

CURRENT PRODUCTS

     Timberland's heritage lies in designing, developing and marketing innovative and functional footwear, apparel and accessories to meet the demands of the outdoors. The Company's products fall into two primary groups: (1) footwear and (2) apparel and accessories (including product care and licensed products). The following table presents the percentage of the Company's total product revenue (excluding royalties from third party distributors and licensees) derived from the Company's sales of footwear and of apparel and accessories for the past three years:

PRODUCT                                                  2000    1999    1998
-------                                                  ----    ----    ----
Footwear...............................................  77.5%   79.1%   76.9%
Apparel and Accessories................................  22.5    20.9    23.1

  Footwear

     In 1973, the Company produced its first pair of waterproof leather boots under the Timberland(R) brand. The Company currently offers a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components and advanced construction methods. The Company's footwear design and development group is organized into the following teams: men's, women's, kids', boots/Timberland PRO(TM), performance and Mountain Athletics(TM). Each team is responsible for all aspects of the footwear development process.

     Timberland(R) men's 2000 footwear products span the range from casual work product to rugged outdoor performance products. Key categories included Work Casual, Casual, Boat Shoes, Sandals, Rugged and Trek Travel collections. Timberland(R) women's 2000 footwear products included the Work Casual, Rugged Casual, Casual and Sandals collections. Timberland(R) kids' footwear products are scaled-down versions of the Company's high-quality adult footwear products and in 2000 included the first kids' only product from Timberland -- the crib bootie. Timberland(R) performance footwear products for men and women included the Enthusiast, Recreational and Classic Day Hiking collections and the Walking, Amphibious and Travel Adventure Collections in 2000. Timberland(R) boots included the classic work boots for which the Company is widely recognized and in 2000 was updated to include new silhouettes, styles and colors.

     In 2000, Timberland expanded the introduction of the Timberland PRO(TM) and Mountain Athletics(TM) by Timberland sub-brands, including the rollout of the Timberland PRO(TM) series in Europe during the second quarter of 2000. The Timberland PRO(TM) series of work boots provides the professional tradesperson with footwear that meets the specific needs of his or her trade and the quality and innovation of Timberland(R) work boots. Mountain Athletics(TM) by Timberland footwear is engineered to meet the demanding needs of the outdoor athlete, and includes technical features designed specifically for such outdoor sports as trail running, fastpacking, bouldering and scrambling.

     Most Timberland(R) performance footwear products and many other Timberland(R) footwear products offer advanced technologies such as Active Comfort Technology(TM) (ACT(TM)), an integrated system developed by the Company that combines some or all of the following features:

     - Advanced Combination Construction -- designed to deliver forefoot flexibility for maneuverability and rear-foot stability for rugged terrain;

     - B.S.F.P.(TM) motion efficiency system -- Timberland's patent pending technology designed to deliver improved traction, energy-return and length of wear;

     - Guaranteed Waterproof Construction; and

     - Climate Control -- moisture-wicking, breathable linings to help control foot perspiration.

  Apparel and Accessories

     Timberland(R) adult apparel products consist primarily of rugged outerwear, sweaters, shirts, pants and shorts for men. These products feature, in certain models, premium waterproof leathers, waterproof and water resistant fabric, rust-proof hardware, canvas, denim, high-quality specialty cotton, wool and other quality performance materials. Timberland(R) boys' apparel products are designed, manufactured and distributed pursuant to a license agreement, as is Timberland(R) girls' apparel, which was introduced in Europe in 2000. While the Company currently does not manufacture or distribute women's apparel, the Company will continue its evaluation of alternatives for women's apparel, including third party licensing. Timberland introduced Mountain Athletics(TM) apparel products in Fall 2000.

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

PRODUCT SALES: BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA

     Timberland's products are sold in the United States and internationally primarily through independent retailers, better-grade department stores and athletic stores which reinforce the high level of quality, performance and service associated with Timberland. In addition, Timberland's products are sold in Timberland(R) specialty stores and Timberland(R) factory outlet stores dedicated exclusively to selling Timberland(R) products. The Company plans to offer its products for sale through its website in 2001.

     The Company operates in an industry which includes the designing, engineering, marketing and distribution of footwear and apparel and accessories products for men, women and children. The Company has six revenue generating business units with separate management teams and financial reporting accountability. For financial reporting purposes, the Company aggregates these business units into the following three reportable segments, each sharing similar product, distribution, marketing and economic conditions: U.S. Wholesale, U.S. Retail and International.

     The U.S. Wholesale segment is comprised of the Company's worldwide product development and manufacturing/sourcing for footwear and apparel and accessories, and the sale of such products to wholesale customers in the United States. The U.S. Wholesale segment also includes royalties from licensed products sold in the United States and the management costs and expenses associated with the Company's worldwide licensing efforts. The U.S. Retail segment includes the Company-operated specialty and factory outlet stores in the United States. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States, including the Company's subsidiaries (which use wholesale and retail channels to sell footwear and apparel and accessories), independent distributors and licensees.

     The following table presents the percentage of the Company's total revenue generated by each of these reporting segments for the past three years:

                                                         2000    1999    1998
                                                         ----    ----    ----
U.S. Wholesale.........................................  53.8%   53.2%   52.3%
U.S. Retail............................................  18.3    19.0    18.5
International..........................................  27.9    27.8    29.2

     More detailed information regarding these reportable segments, and each of the geographic areas in which the Company operates, is set forth in Note 11 to the Company's consolidated financial statements, entitled "Business Segments and Geographical Information," appearing in the Company's 2000 Annual Report, which information is incorporated into this Form 10-K by reference.

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

  U.S. Retail

     At December 31, 2000, the Company operated 21 specialty stores and 51 factory outlet stores in the United States.

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

  International

     The Company sells its products internationally through its operating divisions in the United Kingdom, France, Germany, Italy, Spain, Japan, Singapore, Malaysia, Hong Kong and Taiwan. These operating divisions provide support for the sale of Timberland's products to wholesale customers and operate Timberland(R) specialty stores and factory outlet stores in their respective countries. At December 31, 2000, the Company operated 78 specialty stores and 18 factory outlet stores in Europe and Asia.

     Timberland(R) products are sold elsewhere in Europe and in the Middle East, Canada, Africa, Central America, South America, Australia and New Zealand by distributors, franchisees and commission agents, some of which also may operate Timberland(R) specialty and factory outlet stores located in their respective countries.

     In 2000, the Company completed its previously announced re-acquisition of the exclusive distribution rights for the Asia-Pacific region from Inchcape plc. In connection with that transaction, the Company acquired the stock of the Inchcape plc distribution subsidiaries in Japan, Hong Kong, Malaysia and Singapore. In July 2000, the Company acquired Inchcape plc's Taiwan assets and established a branch office to operate the Taiwan business. The Company has established a new distributor in Australia and New Zealand and plans to establish a direct presence or to pursue arrangements with appropriate distributors in other markets in the Asia-Pacific region.

DISTRIBUTION

     The Company distributes its products through three Company-managed distribution facilities which are located in Danville, Kentucky, Ontario, California, and Enschede, Holland.

ADVERTISING AND MARKETING

     The Company designs its marketing programs and advertising campaigns to increase brand awareness among consumers and to emphasize the attributes that distinguish the Timberland(R) brand from competing brands and make the Company's products an outstanding value. The Company's distributors and licensees also fund marketing campaigns, over which the Company maintains approval rights to ensure consistent and effective brand presentation.

     During 2000, the Company's international, national and regional advertising campaigns mainly appeared in the following media: active-lifestyle, fashion, business and sports-oriented consumer periodicals; trade press outlets; and outdoor advertising placements in key markets. The Company's advertising campaigns are increasingly delivered throughout the year, rather than during select seasons as has historically been the case.

     The Company reinforced these advertising efforts with a variety of promotional campaigns, retail promotions, point-of-purchase displays and materials, public relations efforts, and cooperative advertising programs with its retailers, as well as retail sales clerk training and other sales incentive programs. In 2000, the Company launched the Mountain Athletics(TM) magazine and, in conjunction with Mountain Athletics(TM) by Timberland sub-brand, formed promotional partnerships with groups like USA Cycling and the All American Trail Running Association. In addition, the Company introduced the Timberland PRO(TM) mobile, a point of work program, which is touring the U.S. delivering consumer impressions of its Timberland PRO(TM) series of work boots at job sites, factories, and sports events targeted at the core work consumer. The Company maintains internet web sites for use in its marketing efforts. The Company also promotes its products at various industry trade shows in the United States and internationally.

SEASONALITY

     In 2000, as has been historically the case, the Company's revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to the Company's operations typically represented a larger percentage of revenue in the first two quarters of 2000 than in the last two quarters of 2000. The Company expects this seasonality to continue in 2001.

BACKLOG

     At December 31, 2000, Timberland's backlog of orders from its customers was approximately $266 million, compared to $216 million at December 31, 1999 and $188 million at December 31, 1998. While all orders in the backlog are subject to cancellation by customers, the Company expects that the majority of such orders will be filled in 2001. The Company does not believe that its order backlog at year-end is representative of the orders which will be filled during 2001. The lack of reliability of backlog as an indication of orders to be filled is due to the risk of cancellation associated with such orders, the seasonality of the Company's revenue and the difficulty of planning in advance orders scheduled for immediate fulfillment.

MANUFACTURING

     The Company has two manufacturing facilities located in Puerto Rico and the Dominican Republic. During 2000, the Company manufactured approximately 15% of its footwear unit volume, compared to approximately 18% during 1999 and 20% during 1998. The remainder of the Company's footwear products and all of its apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, Mexico, South and Central America. Approximately 60% of the Company's 2000 footwear unit volume was produced by independent manufacturers in China and Taiwan. Three of these manufacturers produced approximately 11% to 16% each of the Company's 2000 footwear volume. The Company currently plans to retain its internal manufacturing capability in order to continue benefiting from reduced lead times, favorable duty rates and tax benefits.

     To the extent that the Company manufactures its products outside the United States, or is dependent upon foreign operations with unaffiliated parties, the Company is subject to the usual risks of doing business abroad. These risks potentially include, among other risks, foreign exchange rate fluctuations, import restrictions, anti-dumping investigations, political or labor disturbances, expropriation and acts of war.

     The Company maintains a quality management group, which develops, reviews and updates the Company's quality and production standards. To help ensure such standards are met, the group also conducts product quality audits at the Company's and independent manufacturers' factories and distribution centers. The Company has offices in Bangkok, Thailand, Taichung, Taiwan, Zhu Hai, China and Ho Chi Minh City, Vietnam to supervise the Company's sourcing activities conducted in the Asia-Pacific region and in Leon, Mexico for Central America.

RAW MATERIALS

     In 2000, five suppliers provided, in the aggregate, approximately 78% of the Company's leather purchases. One of these suppliers provided approximately 40% of the Company's leather purchases in 2000. Although the Company believes that leather will continue to be available from these or alternative sources, leather hide prices have increased and may continue to increase in 2001 due to a reduction in global beef demand caused in large part by the diseases impacting European cattle and due to reduced supply in the U.S. as a result of lower profitability of U.S. ranchers and beef packers. If leather hide prices continue to increase in 2001, then there could be an adverse impact on the Company's financial performance.

     The Company has established a central network of suppliers through which the Company's manufacturing facilities and independent manufacturers can purchase raw materials. The Company seeks sources of raw materials local to manufacturers, in an effort to reduce lead times while maintaining the Company's high quality standards. The Company believes that key strategic alliances with leading raw materials vendors help reduce the cost and provide greater consistency of raw materials procured to produce Timberland(R) products and improve compliance with the Company's production standards. In 2000, the Company finalized contracts with global vendors for such raw materials as leather, leather linings, box toes and counters, synthetic laces and leather laces.

TRADEMARKS AND TRADE NAMES; PATENTS; RESEARCH & DEVELOPMENT

     The Company's principal trade name is The Timberland Company and the Company's principal trademarks are TIMBERLAND and the TREE DESIGN LOGO, which have been registered in the United States and many foreign countries. Other Company trademarks or registered trademarks are; ACT; Active Comfort Technology; B.S.F.P.; Endoskeleton; For The Journey; Gear For Outdoor Athletes; Guaranteed Waterproof Construction; ISN, Independent Suspension Network; Jackson Mountain; More Quality Than You May Ever Need; Mountain Athletics; Path of Service; PRO 24-7; PRO 24-7 Plus; Pull On Your Boots; Pull On Your Boots and Make a Difference; Smart Comfort; TBL; This is a trip; This is not baggage; This is your new best friend; Timberland PRO; Trail Grip; Weathergear; Workboots For The Professional; Z-Warp, and the following design logos:

                         TIMBERLAND PRODUCTS TRADEMARKS

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

     The Company does not believe that any of its principal competitors offers a complete line of products that provide the same quality and performance as the complete line of Timberland(R) footwear and apparel and accessories products. However, the Company does have many competitors, some of whom have significantly greater resources than the Company, that vary significantly by category and geographic region. The competition from some of these competitors is particularly strong where such competitor's business is focused on one or a few product categories or geographic regions in which the Company also competes.

ENVIRONMENTAL MATTERS

     Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company based on information and circumstances known to the Company at this time.

EMPLOYEES

     At December 31, 2000, the Company had approximately 5,400 employees worldwide. Management considers its employee relations to be good. None of the Company's employees is represented by a labor union, and the Company has never suffered a material interruption of business caused by labor disputes.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the names, ages and principal occupations during the past five years of the Company's executive officers. All executive officers serve at the discretion of the Company's Board of Directors.

NAME                                       AGE    PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
----                                       ---    -----------------------------------------------
Sidney W. Swartz.........................  65     Chairman of the Board since June 1986; Chief
                                                  Executive Officer and President, June 1986-
                                                  June 1998.
Jeffrey B. Swartz........................  41     President and Chief Executive Officer since
                                                  June 1998; Chief Operating Officer, May 1991-
                                                  June 1998; Executive Vice President, March
                                                  1990-June 1998. Jeffrey Swartz is the son of
                                                  Sidney Swartz.

NAME                                       AGE    PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
----                                       ---    -----------------------------------------------
Kenneth P. Pucker........................  38     Executive Vice President since September, 1999;
                                                  Senior Vice President and General
                                                  Manager -- Footwear, December 1997-September
                                                  1999; Vice President and General Merchandising
                                                  Manager -- Footwear, April 1996-December 1997;
                                                  Vice President -- Strategic Initiatives,
                                                  January 1995-April 1996; General Manager -- The
                                                  Outdoor Footwear Company (a subsidiary of the
                                                  Company), October 1993-January 1995.
Brian P. McKeon..........................  38     Chief Financial Officer and Senior Vice
                                                  President -- Finance and Administration since
                                                  March 2000; Pepsi Cola North America: Vice
                                                  President and Chief Financial Officer, October
                                                  1999 -- February 2000; Vice President,
                                                  Strategic Planning, May 1996-October, 1999;
                                                  Finance Director, Eastern Business Unit, March
                                                  1994-May 1996.
David N. Smith...........................  44     Senior Vice President-Supply Chain since
                                                  January 2000. The Estee Lauder Companies Inc.:
                                                  Vice President -- Strategy, Global Operations,
                                                  August 1995-January 2000; Fisons, plc: General
                                                  Manager, May 1992-August 1995.
Carden N. Welsh..........................  47     Senior Vice President -- International since
                                                  May 1998; Treasurer, April 1991-May 1998.
Dennis W. Hagele.........................  57     Vice President -- Finance and Corporate
                                                  Controller (Chief Accounting Officer) since
                                                  October 1994.
Danette Wineberg.........................  54     Vice President and General Counsel since
                                                  October 1997; Little Caesar Enterprises, Inc.:
                                                  General Counsel, November 1993-October 1997.

ITEM 2.  PROPERTIES

     Since April 1994, the Company has leased its worldwide headquarters located in Stratham, New Hampshire. The Company entered into a new lease for such property that expires in September 2010, with the option to extend the term for two additional five-year periods. The Company considers its headquarters facilities adequate and suitable for its current needs.

     The Company leases its manufacturing facilities located in Isabela, Puerto Rico, and Santiago, Dominican Republic, under 11 leasing arrangements, which expire on various dates through April 2003. The Company owns its distribution facility in Danville, Kentucky, and leases its facilities in Ontario, California, and Enschede, Holland. The Company and its subsidiaries lease all of its specialty and factory outlet stores. The Company's subsidiaries also lease office and warehouse space to meet their individual requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is included in the Company's 2000 Annual Report under the caption "Quarterly Market Information and Related Matters" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included in the Company's 2000 Annual Report under the caption "Five Year Summary of Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included in the Company's 2000 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in the Company's 2000 Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in the Company's 2000 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Form 10-K and to the information under the caption "Information with Respect to Nominees" in the Company's definitive Proxy Statement (the "2001 Proxy Statement") relating to its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the Company's fiscal year ended December 31, 2000, which information is incorporated herein by reference. Reference is also made to the information set forth in the Company's 2001 Proxy Statement with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation" in the Company's 2001 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2001 Proxy Statement, which information is incorporated herein by reference. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company appearing on the cover page of this report includes the shares owned by The Sidney

W. Swartz 1982 Family Trust, The Swartz Foundation and The Sidney and Judith Swartz Charitable Remainder Unitrust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The following financial statements appearing in the Company's 2000 Annual Report are incorporated by reference in this report:

ANNUAL REPORT

                                                              PAGE
                                                              ----
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   24
For the years ended December 31, 2000, 1999 and 1998:
Consolidated Statements of Income...........................   25
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   26
Consolidated Statements of Cash Flows.......................   27
Notes to Consolidated Financial Statements..................   28
Independent Auditors' Report................................   39

     (a)(2) FINANCIAL STATEMENT SCHEDULE. The following additional financial data should be read in conjunction with the consolidated financial statements in the Company's 2000 Annual Report:

                                                              FORM 10-K PAGE
                                                              --------------
Independent Auditors' Report on Schedule II.................       F-1
Schedule II -- Valuation and Qualifying Accounts............       F-2

     All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and have, therefore, been omitted.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

     (c) EXHIBITS. Listed below are all the Exhibits filed as part of this report, some of which are incorporated by reference from documents previously filed by the Company with the Commission in accordance with the provisions of Rule 12b-32 of the Exchange Act.

EXHIBIT                                 DESCRIPTION
-------                                 -----------
(3) ARTICLES OF INCORPORATION AND BY-LAWS
         3.1
                (a) Restated Certificate of Incorporation dated May 14,
                1987, filed herewith
                (b) Certificate of Amendment of Restated Certificate of
                Incorporation dated May 22, 1987, filed herewith
                (c) Certificate of Ownership merging The Nathan Company into
                The Timberland Company dated July 31, 1987, filed herewith
                (d) Certificate of Amendment of Restated Certificate of
                Incorporation dated June 14, 2000, filed herewith
         3.2
                By-Laws, as amended May 19, 1993(2)
(4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
    INDENTURES
                (See also Exhibits 3.1 and 3.2)
         4.1
                Specimen stock certificate for shares of the Company's Class
                A Common Stock(3)
(10) MATERIAL CONTRACTS
         10.1
                Agreement dated as of August 29, 1979 between The Timberland
                Company and Sidney W. Swartz(1)
         10.2
                (a) The Company's 1987 Stock Option Plan, as amended(4)
                (b) The Company's 1997 Stock Option Plan for Non-Executive
                Employees(5)
                (c) The Company's 1997 Incentive Plan(4)
         10.3
                The Company's 1991 Employee Stock Purchase Plan, as
                amended(6)
         10.4
                (a) The Company's 1991 Stock Option Plan for Non-Employee
                Directors(7)
                (b) Amendment No. 1 dated December 7, 2000, filed herewith
         10.5
                The Timberland Company Short Term Incentive Plan(2)
         10.6
                The Timberland Company Retirement Earnings 401(k) Plan and
                Trust Agreements(8)
         10.7
                The Timberland Company Profit Sharing Plan and Trust
                Agreements(8)
         10.8
                (a) Credit Agreement dated as of April 30, 1998 among The
                Timberland Company, certain banks listed therein and Morgan
                Guaranty Trust Company of New York, as Agent(9)
                (b) Amendment No. 1 dated as of October 20, 2000 to Credit
                Agreement, filed herewith
         10.9
                The Timberland Company Deferred Compensation Plan(10)
         10.10
                Change of Control Severance Agreement, filed herewith
(13) ANNUAL REPORT TO SECURITY HOLDERS
         13.
                Portions of the 2000 Annual Report as incorporated herein by reference, filed herewith
(21) SUBSIDIARIES
         21.
                List of subsidiaries of the registrant, filed herewith
(23) CONSENT OF EXPERTS AND COUNSEL
         23.
                Consent of Deloitte & Touche LLP, filed herewith


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

---------------

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

(10) Filed on December 15, 2000, as an exhibit to Registration Statement on Form S-8, numbered 333-51912, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE TIMBERLAND COMPANY
March 28, 2001                                           By: /s/ JEFFREY B. SWARTZ
                                               ---------------------------------------------
                                                       Jeffrey B. Swartz, President
                                                        and Chief Executive Officer

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

               /s/ SIDNEY W. SWARTZ                  Chairman of the Board and          March 28, 2001
---------------------------------------------------  Director
                 Sidney W. Swartz

               /s/ JEFFREY B. SWARTZ                 President, Chief Executive         March 28, 2001
---------------------------------------------------  Officer
                 Jeffrey B. Swartz                   and Director (Principal
                                                     Executive Officer)

                /s/ BRIAN P. MCKEON                  Chief Financial Officer and        March 28, 2001
---------------------------------------------------  Senior   Vice
                  Brian P. McKeon                    President -- Finance and
                                                       Administration

               /s/ DENNIS W. HAGELE                  Vice President -- Finance and      March 28, 2001
---------------------------------------------------    Corporate Controller (Chief
                 Dennis W. Hagele                      Accounting Officer)

                /s/ ROBERT M. AGATE                  Director                           March 28, 2001
---------------------------------------------------
                  Robert M. Agate

                 /s/ JOHN E. BEARD                   Director, Secretary                March 28, 2001
---------------------------------------------------
                   John E. Beard

                /s/ JOHN F. BRENNAN                  Director                           March 28, 2001
---------------------------------------------------
                  John F. Brennan

                 /s/ IAN W. DIERY                    Director                           March 28, 2001
---------------------------------------------------
                   Ian W. Diery

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
              /s/ JOHN A. FITZSIMMONS                Director                           March 28, 2001
---------------------------------------------------
                John A. Fitzsimmons

               /s/ VIRGINIA H. KENT                  Director                           March 28, 2001
---------------------------------------------------
                 Virginia H. Kent

               /s/ ABRAHAM ZALEZNIK                  Director                           March 28, 2001
---------------------------------------------------
                 Abraham Zaleznik

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Timberland Company

Stratham, New Hampshire

     We have audited the consolidated financial statements of The Timberland Company and subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 31, 2001; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Timberland Company listed in
Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 31, 2001

                                  SCHEDULE II

                             THE TIMBERLAND COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                      ADDITIONS                   DEDUCTIONS
                                                      ----------                  -----------
                                       BALANCE AT     CHARGED TO    CHARGED TO    WRITE-OFFS,     BALANCE
                                      BEGINNING OF    COSTS AND       OTHER         NET OF        AT END
            DESCRIPTION                  PERIOD        EXPENSES      ACCOUNTS     RECOVERIES     OF PERIOD
            -----------               ------------    ----------    ----------    -----------    ---------
Allowance for doubtful accounts:
Year ended
  December 31, 2000.................     $4,910         $2,395           --         $1,480        $5,825
  December 31, 1999.................      4,769          3,618           --          3,477         4,910
  December 31, 1998.................      3,742          2,383           --          1,356         4,769

Group insurance reserve:
Year ended
  December 31, 2000.................     $1,124         $5,298           --         $5,819        $  603
  December 31, 1999.................      1,077          5,793           --          5,746         1,124
  December 31, 1998.................      1,100          4,377           --          4,400         1,077

TIMBERLAND, the TREE DESIGN LOGO, ACT, Active Comfort Technology, B.S.F.P., Endoskeleton, For The Journey, Gear For Outdoor Athletes, Guaranteed Waterproof Construction, ISN, Independent Suspension Network, Jackson Mountain, More Quality Than You May Ever Need, Mountain Athletics, Path of Service, PRO-24-7; PRO24-7 Plus; Pull On Your Boots, Pull On Your Boots and Make a Difference, Smart Comfort, TBL, This is a trip, This is not baggage, This is your new best friend, Timberland PRO, Trail Grip, Weathergear, Workboots For The Professional, Z-Warp, the PRO 24/7 and PRO 24/7 Plus logos, the PRO Series logo, the Mountain Athletics logos, the Endoskeleton logo, the Independent Suspension Network logo, the Z-Warp logo, and Smart Comfort logo are trademarks or registered trademarks of The Timberland Company.

                         (C)The Timberland Company 2001
                              All Rights Reserved.

                                                                     983-10K1-01