Form 10-Q
period 2001-03-30
TIMBERLAND CO
filed 2001-05-14
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-9548

The Timberland Company
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdication of incorporation or organization)	02-0312554 (IRS Employer Identification No.)
200 Domain Drive, Stratham, New Hampshire (Address of principal executive offices)	03885 (zip code)

(603) 772-9500
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

    On April 27, 2001, 31,544,971 shares of the registrant's Class A Common Stock were outstanding and 7,932,018 shares of the registrant's Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q
TABLE OF CONTENTS

Page(s)
Part I Financial Information (unaudited)
Condensed Consolidated Balance Sheets— March 30, 2001 and December 31, 2000	1-2
Condensed Consolidated Statements of Income— For the three months ended March 30, 2001 and March 31, 2000	3
Condensed Consolidated Statements of Cash Flows— For the three months ended March 30, 2001 and March 31, 2000	4
Notes to Condensed Consolidated Financial Statements	5-7
Management's Discussion and Analysis of Financial Condition and Results of Operations	8-10
Part II Other Information	11

Part I Financial Information

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Dollars in Thousands)
(Unaudited)

	March 30, 2001	December 31, 2000
Current assets
Cash and equivalents	$ 36,352	$114,852
Accounts receivable, net of allowance for doubtful accounts of $5,846 at March 30, 2001 and $5,825 at December 31, 2000	129,219	105,727
Inventory	160,696	131,917
Prepaid expense	16,789	13,717
Prepaid income taxes	15,848	15,547
Other assets	7,422	—

Total current assets	366,326	381,760

Property, plant and equipment	152,676	150,462
Less accumulated depreciation and amortization	(79,620)	(76,817)

Net property, plant and equipment	73,056	73,645
Excess of cost over fair value of net assets acquired, net	15,427	15,848
Other assets, net	7,158	5,058

	$461,967	$476,311

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	March 30, 2001	December 31, 2000
Current liabilities
Accounts payable	$48,717	$49,437
Accrued expense
Payroll and related	20,321	34,311
Other	40,895	41,976
Income taxes payable	8,680	19,349

Total current liabilities	118,613	145,073

Deferred compensation	2,180	—
Deferred income taxes	8,927	8,975
Excess of fair value of acquired assets over cost, net	5,363	5,512
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 60,000,000 shares authorized; 40,135,094 shares issued at March 30, 2001 and 39,833,928 shares at December 31, 2000	401	398
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 15,000,000 shares authorized; 7,932,018 shares issued at March 30, 2001 and 7,932,900 shares at December 31, 2000	79	79
Additional paid-in capital	118,370	109,756
Deferred compensation	(3,848)	(4,373)
Retained earnings	421,483	403,972
Accumulated other comprehensive loss	(3,609)	(7,292)
Less treasury stock at cost, 8,508,639 shares at March 30, 2001 and 8,151,039 shares at December 31, 2000	(205,992)	(185,789)

	326,884	316,751

	$461,967	$476,311

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended
	March 30, 2001	March 31, 2000
Revenue	$245,429	$208,604
Cost of goods sold	136,841	113,183

Gross profit	108,588	95,421

Operating expense
Selling	66,831	57,600
General and administrative	16,108	15,225
Amortization of goodwill	271	321

Total operating expense	83,210	73,146

Operating income	25,378	22,275

Other expense (income)
Interest expense	73	2,316
Other, net	(1,227)	(1,930)

Total other expense (income)	(1,154)	386

Income before income taxes	26,532	21,889

Provision for income taxes	9,021	7,223

Net income	$ 17,511	$ 14,666

Basic earnings per share	$ 0.44	$ 0.36

Weighted-average shares outstanding	39,460	40,755

Diluted earnings per share	$ 0.43	$ 0.34

Weighted-average shares outstanding	41,117	42,612

    Prior year earnings per share and weighted-average shares have been restated to reflect the 2-for-1 stock split in July, 2000.

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Three Months Ended
	March 30, 2001	March 31, 2000
Cash flows from operating activities:
Net income	$ 17,511	$ 14,666
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	(349)	(34)
Depreciation and amortization	5,239	4,355
Tax benefit from stock option plans	4,875	400
Increase (decrease) in cash from changes in working capital items:
Accounts receivable	(26,862)	(20,754)
Inventory	(29,771)	(9,538)
Prepaid expense	(3,480)	(1,885)
Accounts payable	1,150	(10,138)
Accrued expense	(13,987)	1,036
Income taxes	(10,391)	(1,756)

Net cash used by operating activities	(56,065)	(23,648)

Cash flows from investing activities:
Acquisition of Asian Distributor business	—	5,237
Additions to property, plant and equipment, net	(4,202)	(2,514)
Other, net	(1,084)	256

Net cash provided (used) by investing activities	(5,286)	2,979

Cash flows from financing activities:
Common stock repurchases	(20,203)	(18,410)
Issuance of common stock	3,747	1,761

Net cash used by financing activities	(16,456)	(16,649)

Effect of exchange rate changes on cash	(693)	(38)

Net decrease in cash and equivalents	(78,500)	(37,356)
Cash and equivalents at beginning of period	114,852	196,085

Cash and equivalents at end of period	$ 36,352	$158,729

Supplemental disclosure of cash flow information:
Interest paid	$ 57	$ 52
Income taxes paid	15,164	2,224

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consisted of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000.

2.
The results of operations for the three months ended March 30, 2001 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.
Dilutive securities included in the calculation of diluted weighted-average shares were 1,656,617 and 1,700,946 for the first quarter of 2001 and 2000, respectively. All share and per share amounts have been restated for the 2-for-1 stock split in July, 2000.

4.
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—An Amendment of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133" (collectively, the "Statement"). The Statement requires the Company to recognize all derivatives on its balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset by the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in an increase in other comprehensive income of $7,422.

  In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as the Company sells goods in local currencies through its foreign subsidiaries. The Company has established policies and business practices to protect against the adverse effect of these exposures. Derivative instruments, specifically forward contracts, are used by the Company in its hedging of forecasted foreign currency transactions, typically for a period not greater than 18 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.

  As of March 30, 2001, the Company had forward contracts maturing at various dates through January 2002 to buy and sell the equivalent of approximately $105,188 in foreign currencies (Buy contracts: $927; Sell contracts: $106,115) at contracted rates.

  Forward contracts related to forecasted economic exposure are designated as cash flow hedges at acquisition with the changes in the fair value of those contracts recorded as a component of other comprehensive income and recognized in cost of goods sold in the period in which the hedged forecasted economic exposure takes place. The Company measures hedge effectiveness based on changes in the fair value of those contracts attributable to changes in the forward exchange rate. Changes in the expected future cash flows of the forecasted hedged transaction and changes in the fair value of the forward contract are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date. Forward contracts are recorded in other current assets on the Company's condensed consolidated balance sheet. The Company also hedges the foreign currency exchange risk on existing intercompany assets and liabilities using forward contracts. Gains and losses related to forward contracts hedging foreign currency exchange risk on intercompany asset and liability balances are reflected in earnings immediately and largely offset the remeasurement of those assets and liabilities.

  In general, the Company believes that its current risk management philosophy and approach will not significantly change as a result of adopting this Statement.

5.
Business segment revenue, income (loss) before income taxes and total assets for the three months ended March 30, 2001 and March 31, 2000 follow:
	U.S. Wholesale	U.S. Retail	International	Unallocated Corporate	Consolidated
2001
Revenue	$119,756	$34,763	$ 90,910	$ —	$245,429
Income (loss) before income taxes	35,516	(95)	14,043	(22,932)	26,532
Total assets	189,515	32,895	139,331	100,226	461,967
2000
Revenue	$ 92,726	$34,143	$ 81,735	$ —	$208,604
Income (loss) before income taxes	26,503	372	14,985	(19,971)	21,889
Total assets	135,734	32,350	126,243	203,416	497,743

  In the first quarter of 2001, management reporting was modified to reflect allocations of certain Unallocated Corporate costs to the business segments. Prior year data has been adjusted for comparability. A discussion of segment revenue and profitability is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

6.
Comprehensive income for the three months ended March 30, 2001 and March 31, 2000 follows:
	March 30, 2001	March 31, 2000
Net income	$17,511	$14,666
Change in cumulative translation adjustment	(3,739)	(679)
Fair value of derivative financial instruments at January 1, 2001	577	—
Change in fair value of derivative financial instruments	6,845	—

Comprehensive income	$21,194	$13,987

7.
Inventory consisted of the following:
	March 30, 2001	December 31, 2000
Raw materials	$ 6,345	$ 4,099
Work-in-process	2,059	2,006
Finished goods	152,292	125,812

	$160,696	$131,917

8.
On January 1, 2001, the Company set up an irrevocable grantor's trust ("rabbi trust") to hold assets to cover benefit obligations under the Company's Deferred Compensation Plan (the "Plan"). The obligations of the Company under the Plan consist of the Company's unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, (ii) additional amounts, if any, that the Company may, from time to time, credit to the Plan, and (iii) notional earnings on the foregoing amounts. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. The Plan assets and the Company's liability for those assets reside in "Other assets, net" and "Deferred compensation," respectively, on the Company's condensed consolidated balance sheet.

9.
On May 3, 2001, the Company entered into a new unsecured committed revolving credit agreement (the "Agreement") with a group of banks, effective until May 3, 2004. The Agreement replaced the $100,000 revolving credit agreement that was due to expire in June 2001. The Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Under the terms of the Agreement, the Company may borrow at interest rates based on eurodollar rates, plus an applicable margin (0.75% at the time the Agreement was signed). The Agreement provides for an initial facility fee of 0.25% per annum on the full commitment, places certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends the Company may pay, and also contains certain other financial and operating covenants.

THE TIMBERLAND COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

RESULTS OF OPERATIONS

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

    Revenue for the first quarter of 2001 was $245.4 million, an increase of $36.8 million, or 17.7%, compared with the $208.6 million reported for the first quarter of 2000. Revenue for the first quarter of 2001 reflects the Company's February 2000 acquisition of four Asian subsidiaries and its August 2000 purchase of assets in Taiwan from Inchcape plc, its former distributor for the Asia/Pacific region. Excluding the impact of January 2001 revenue for Asia, revenue increased 14.5%, compared with the same period in 2000.

    Domestic revenue for the first quarter of 2001 was $154.5 million, an increase of $27.6 million, or 21.8%, compared with the same period in 2000. Domestic revenue represented 63.0% of total revenue for the first quarter of 2001, compared with 60.8% for the first quarter of 2000. The U.S. Wholesale business segment revenue increased 29.2% for the first quarter of 2001, compared with the same period in 2000, primarily due to unit sales increases in footwear. The U.S. Retail segment revenue increased 1.8%, compared with the same period in 2000, primarily due to increased apparel unit sales, partially offset by a decline in average selling prices. Comparable domestic retail and factory store sales decreased 2.3%.

    International revenue for the first quarter of 2001 was $90.9 million, an increase of $9.2 million, or 11.2%, compared with the same period in 2000. International revenue comprised 37.0% of total revenue for the first quarter of 2001, compared with 39.2% for the first quarter of 2000. Excluding the impact of January 2001 revenue for Asia, international revenue increased 3.2%, compared with the same period in 2000. The improvement over the prior year period was primarily due to international apparel unit sales, partially offset by the impact of foreign exchange. On a constant dollar basis, international revenue increased 19.2%, compared with the same period in 2000.

    Footwear revenue for the first quarter of 2001 was $183.8 million, an increase of $28.4 million, or 18.3%, compared with the same period in 2000. The increase was attributable to growth in wholesale and retail unit sales worldwide and, to a lesser degree, the impact of January 2001 revenue for Asia. By category, the increase was primarily attributable to Boots and, to a lesser degree, Kids' and the PRO series and Mountain Athletics ™ by Timberland sub-brands. These increases were partially offset by the impact of foreign exchange and, to a lesser degree, a decrease in Women's casual and Performance. In total, footwear unit sales increased 20.9% over the same period last year.

    Apparel and accessories revenue for the first quarter of 2001 was $58.4 million, an increase of $7.9 million, or 15.6%, compared with the same period in 2000. The increase occurred primarily in European wholesale and Asian retail unit sales, partially due to the impact of January 2001 revenue for Asia. These unit sales increases were partially offset by the impact of foreign exchange. In total, apparel and accessories unit sales increased 25.5% over the same period last year.

    Worldwide revenue from Company-owned retail and factory stores for the first quarter of 2001 was $55.6 million, an increase of $7.9 million, or 16.5%, compared with the same period in 2000. The increase in revenue was primarily due to increased Asian apparel and footwear unit sales, partially due to the impact of January 2001 revenue for Asia.

    Worldwide wholesale revenue for the first quarter of 2001 was $189.9 million, an increase of $29.0 million, or 18.0%, compared with the same period in 2000. The increase in revenue was primarily due to growth in U.S. Wholesale footwear unit sales.

    Gross profit as a percentage of revenue for the first quarter of 2001 was 44.2%, a decrease of 1.5 percentage points from the 45.7% reported for the first quarter of 2000. The decrease in gross profit rate was primarily due to the negative impact of continuing external trends related to foreign currency (approximately 1.8 percentage points) and higher leather costs (approximately 1.0 percentage point), partially offset by improved product development and sourcing, along with disciplined product lifecycle management.

    Operating expense was $83.2 million for the first quarter of 2001, up $10.1 million, or 13.8%, from the $73.1 million reported for the first quarter of 2000. Operating expense as a percentage of revenue for the first quarter of 2001 decreased to 33.9%, from the 35.1% reported for the first quarter of 2000. The dollar increase reflects continued investments in selling, marketing, product development and the inclusion of January 2001 Asian operating expenses.

    Interest expense for the first quarter of 2001 and 2000 was $0.1 million and $2.3 million, respectively. The reduction in interest expense in the first quarter of 2001, compared with the first quarter of 2000, was due to the prepayment of $100.0 million in senior notes in the second quarter of 2000. Other income, at $1.2 million, was $0.7 million less than the same period last year primarily due to interest income on lower average cash balances.

    Income (loss) before income taxes for the first quarter of 2001 improved in the U.S. Wholesale segment primarily due to increased revenue from footwear unit sales. In the U.S. Retail segment, the decrease was primarily due to the lapping of strong prior year results (a 2000 comparable increase of 12.5%) and the impact of the challenging retail environment. This resulted in only a 1.8% revenue increase on improved gross profit rates but higher operating expense rates, compared with the prior year period. Internationally, the decrease was primarily due to the impact of foreign exchange. On a constant dollar basis, International income (loss) before income taxes increased by 28.3%, with improvements in both Asia and Europe.

    The effective tax rate for the three months ended March 30, 2001 and March 31, 2000 was 34% and 33%, respectively. The increase in the rate is due to U.S. federal tax exempt Puerto Rico income comprising a lower percent of consolidated income.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used by operations for the first quarter of 2001 was $56.1 million, compared with $23.6 million used during the same period in 2000. The use of cash in 2001 was primarily due to an increase in inventory and receivables, along with payments of previously accrued expenses and taxes payable. The increase in inventory was consistent with constant dollar revenue growth. The increase in receivables was primarily due to softness in the retail environment. Days sales outstanding at March 30, 2001 were 47 days, compared with 44 days at March 31, 2000. Wholesale days sales outstanding increased to 50 days at March 30, 2001, from 46 days at March 31, 2000. Quarterly inventory turns decreased to 3.5 times for the first quarter of 2001, compared with 3.6 times for the first quarter of 2000. On a 12 month rolling basis, inventory turns improved from 3.8 times for the first quarter of 2000 to 3.9 times for the first quarter of 2001.

    Net cash used by investing activities amounted to $5.3 million for the first quarter of 2001. Net cash provided by investing activities was $3.0 million for the first quarter of 2000, reflecting an increase of $5.2 million in cash from the acquisition of the Asian subsidiaries. Capital expenditures for the first quarter of 2001 were $4.2 million, compared with $2.5 million for the same period in 2000. Net cash used by financing activities was $16.5 million for the first quarter of 2001, compared with $16.6 million for the first quarter of 2000, reflecting stock repurchases of $20.2 million and $18.4 million, respectively.

    The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. On May 3, 2001, the Company signed a $200.0 million revolving credit agreement which replaced the $100.0 million revolving credit agreement that was due to expire in June 2001 (see Note 9 to the Company's condensed consolidated financial statements).

    The Company had no debt at March 30, 2001 and December 31, 2000. At March 31, 2000, the Company had $100.0 million in debt which was prepaid in June 2000. The Company's debt to capital ratio was 27.0% at March 31, 2000.

    Management believes that the Company's capital needs for 2001 will be met through its existing credit facilities and cash flows from operations without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K for the year ended December 31, 2000, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted SFAS No. 133, SFAS No. 137 and SFAS No. 138 in the first quarter of 2001. The impact of the adoption of those statements is discussed in Note 4 to the Company's condensed consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's current policies and business practices regarding derivative instruments are consistent with its fiscal year end 2000 Annual Report disclosure. At March 30, 2001, the Company had no short-term or long-term debt outstanding. The Company's foreign currency exposure is generated primarily from its European and, to a lesser degree, its Asian operating subsidiaries. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $10.0 million.

Part II Other Information

    Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit	Description
10.8	Revolving Credit Agreement dated as of May 3, 2001 among The Timberland Company, certain banks listed therein and Fleet National Bank, as administrative agent

    The Company agrees to furnish to the Commission, upon request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

  (b)
  Reports on Form 8-K—There were no reports on Form 8-K filed during the period covered by this report.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Dated: May 14, 2001	By:	/s/ BRIAN P. MCKEON Brian P. McKeon Senior Vice President and Chief Financial Officer
Dated: May 14, 2001	By:	/s/ DENNIS W. HAGELE Dennis W. Hagele Vice President-Finance and Corporate Controller (Chief Accounting Officer)

QuickLinks

THE TIMBERLAND COMPANY FORM 10-Q TABLE OF CONTENTS
THE TIMBERLAND COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS ASSETS (Dollars in Thousands) (Unaudited)
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