Form 10-Q
period 2001-06-29
TIMBERLAND CO
filed 2001-08-10
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-9548

The Timberland Company

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0312554 (IRS Employer Identification Number)
200 Domain Drive, Stratham, New Hampshire (Address of principal executive offices)	03885 (Zip Code)

(603) 772-9500
Registrant's telephone number, including area code:

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On July 27, 2001, 31,350,663 shares of the registrant's Class A Common Stock were outstanding and 7,932,018 shares of the registrant's Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q
TABLE OF CONTENTS

Page(s)
Part I Financial Information (unaudited)
Condensed Consolidated Balance Sheets — June 29, 2001 and December 31, 2000	1-2
Condensed Consolidated Statements of Income — For the three and six months ended June 29, 2001 and June 30, 2000	3
Condensed Consolidated Statements of Cash Flows — For the six months ended June 29, 2001 and June 30, 2000	4
Notes to Condensed Consolidated Financial Statements	5-8
Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12
Part II Other Information	13-15

Part I Financial Information

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Dollars in Thousands)
(Unaudited)

	June 29, 2001	December 31, 2000
Current assets
Cash and equivalents	$ 14,818	$114,852
Accounts receivable, net of allowance for doubtful accounts of $5,466 at June 29, 2001 and $5,825 at December 31, 2000	121,507	105,727
Inventory	179,191	131,917
Prepaid expense	16,334	13,717
Prepaid income taxes	13,049	15,547
Other assets	7,507	—

Total current assets	352,406	381,760

Property, plant and equipment	158,682	150,462
Less accumulated depreciation and amortization	(83,837)	(76,817)

Net property, plant and equipment	74,845	73,645
Excess of cost over fair value of net assets acquired, net	15,006	15,848
Other assets, net	7,897	5,058

Total assets	$450,154	$476,311

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	June 29, 2001	December 31, 2000
Current liabilities
Notes payable	$ 7,700	$ —
Accounts payable	44,420	49,437
Accrued expense
Payroll and related	19,248	34,311
Other	35,734	41,976
Income taxes payable	7,066	19,349

Total current liabilities	114,168	145,073

Deferred compensation	2,457	—
Deferred income taxes	9,462	8,975
Excess of fair value of acquired net assets over cost, net	5,213	5,512
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 40,313,052 shares issued at June 29, 2001 and 39,833,928 shares at December 31, 2000	403	398
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 7,932,018 shares issued at June 29, 2001 and 7,932,900 shares at December 31, 2000	79	79
Additional paid-in capital	122,619	109,756
Deferred compensation	(3,643)	(4,373)
Retained earnings	431,972	403,972
Accumulated other comprehensive loss	(7,116)	(7,292)
Less treasury stock at cost, 8,922,737 Class A shares at June 29, 2001 and 8,151,039 Class A shares at December 31, 2000	(225,460)	(185,789)

	318,854	316,751

Total liabilities and stockholders' equity	$ 450,154	$ 476,311

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000
Revenue	$200,851	$177,064	$446,280	$385,667
Cost of goods sold	109,069	94,664	245,909	207,846

Gross profit	91,782	82,400	200,371	177,821

Operating expense
Selling	60,678	52,000	127,509	109,600
General and administrative	14,986	15,167	31,094	30,392
Amortization of goodwill	271	321	542	642

Total operating expense	75,935	67,488	159,145	140,634

Operating income	15,847	14,912	41,226	37,187

Other expense (income)
Interest expense	188	2,313	260	4,629
Other, net	(234)	(4,018)	(1,460)	(5,948)

Total other	(46)	(1,705)	(1,200)	(1,319)

Income before income taxes	15,893	16,617	42,426	38,506

Provision for income taxes	5,404	5,484	14,425	12,707

Net income before extraordinary item	10,489	11,133	28,001	25,799
Extraordinary item — loss on debt extinguishment, net of tax benefit of $1,055	—	2,142	—	2,142

Net income	$10,489	$8,991	$28,001	$23,657

Earnings per share before extraordinary item
Basic	$0.27	$0.28	$0.71	$0.64

Diluted	$0.26	$0.26	$0.69	$0.60

Earnings per share after extraordinary item
Basic	$0.27	$0.22	$0.71	$0.58

Diluted	$0.26	$0.21	$0.69	$0.55

Weighted-average shares outstanding
Basic	39,276	40,219	39,368	40,487

Diluted	40,580	42,888	40,849	42,750

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Six Months Ended
	June 29, 2001	June 30, 2000
Cash flows from operating activities:
Net income	$28,001	$23,657
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	20	150
Depreciation and amortization	10,661	8,728
Tax benefit from stock option plans	6,530	2,660
Extraordinary item	—	2,142
Increase (decrease) in cash from changes in working capital items:
Accounts receivable	(18,759)	(5,286)
Inventory	(48,266)	(48,854)
Prepaid expense	(3,203)	(1,629)
Accounts payable	(2,806)	330
Accrued expense	(20,153)	(4,409)
Income taxes	(11,918)	(10,322)

Net cash used by operating activities	(59,893)	(32,833)

Cash flows from investing activities:
Acquisition of Asian Distributor business	—	5,237
Additions to property, plant and equipment, net	(10,695)	(7,180)
Other, net	(2,117)	(957)

Net cash used by investing activities	(12,812)	(2,900)

Cash flows from financing activities:
Net borrowing under short-term credit facilities	7,700	—
Extinguishment of debt	—	(100,000)
Extraordinary item	—	(2,142)
Common stock repurchases	(40,262)	(36,693)
Issuance of common stock	6,924	2,843

Net cash used by financing activities	(25,638)	(135,992)

Effect of exchange rate changes on cash	(1,691)	(913)

Net decrease in cash and equivalents	(100,034)	(172,638)
Cash and equivalents at beginning of period	114,852	196,085

Cash and equivalents at end of period	$14,818	$23,447

Supplemental disclosure of cash flow information:
Interest paid	$ 153	$ 4,947
Income taxes paid	20,158	15,322

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consist of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000.

2.
The results of operations for the three and six months ended June 29, 2001 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.
Dilutive securities included in the calculation of diluted weighted-average shares were 1,304,245 and 2,668,878 for the second quarter of 2001 and 2000, respectively, and 1,480,431 and 2,262,912 for the first six months of 2001 and 2000, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 688,470 and 0 for the second quarter of 2001 and 2000, respectively, and 687,970 and 0 for the first six months of 2001 and 2000, respectively.

4.
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133—An Amendment of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133" (collectively referred to as the "Statement"). The Statement requires the Company to recognize all derivatives on its balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset by the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in an after tax increase in other comprehensive income of $4,542 for the first six months of 2001.

  In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as the Company sells goods in local currencies through its foreign subsidiaries. The Company has established policies and business practices to protect against the adverse effect of these exposures. Derivative instruments, specifically forward contracts, are used by the Company in its hedging of forecasted foreign currency transactions, typically for a period not greater than 18 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of June 29, 2001, the Company had forward contracts maturing at various dates through January 2002 to buy and sell the equivalent of approximately $82,208 in foreign currencies at contracted rates.

  Forward contracts related to forecasted economic exposure are designated as cash flow hedges at acquisition with the changes in the fair value of those contracts recorded as a component of other comprehensive income and subsequently recognized in cost of goods sold in the period in which the hedged forecasted economic exposure takes place. The Company measures hedge effectiveness based on changes in the fair value of those contracts attributable to changes in the forward exchange rate. Changes in the expected future cash flows of the forecasted hedged transaction and changes in the fair value of the forward contract are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date. Forward contracts are recorded in other current assets on the Company's condensed consolidated balance sheet. The Company also hedges the foreign currency exchange risk on existing intercompany assets and liabilities using forward contracts. Gains and losses related to forward contracts hedging foreign currency exchange risk on intercompany asset and liability balances are reflected in earnings immediately and largely offset the remeasurement of those assets and liabilities.

5.
Business segment revenue, income (loss) before income taxes and total assets for the three and six months ended June 29, 2001 and June 30, 2000 follow:

  For the Three Months Ended June 29, 2001 and June 30, 2000

2001	U.S. Wholesale	U.S. Retail	International	Unallocated Corporate	Consolidated
Revenue	$105,279	$36,271	$ 59,301	$ —	$200,851
Income (loss) before income taxes	29,781	821	5,111	(19,820)	15,893
Total assets	225,285	32,153	117,574	75,142	450,154
2000
Revenue	$ 94,409	$34,976	$ 47,679	$ —	$177,064
Income (loss) before income taxes	30,117	3,310	2,845	(19,655)	16,617
Total assets	174,037	33,413	107,494	70,616	385,560

  For the Six Months Ended June 29, 2001 and June 30, 2000

2001	U.S. Wholesale	U.S. Retail	International	Unallocated Corporate	Consolidated
Revenue	$225,035	$71,034	$150,211	$ —	$446,280
Income (loss) before income taxes	65,393	629	19,154	(42,750)	42,426
2000
Revenue	$187,134	$69,119	$129,414	$ —	$385,667
Income (loss) before income taxes	56,620	3,682	17,830	(39,626)	38,506

  In the first quarter of 2001, management reporting was modified to reflect allocations of certain Unallocated Corporate costs to the business segments. Prior year data has been adjusted for comparability. A discussion of segment revenue and profitability is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

6.
Comprehensive income for the three and six months ended June 29, 2001 and June 30, 2000 follows:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000
Net income	$10,489	$ 8,991	$28,001	$23,657
Change in cumulative translation adjustment	(627)	(1,130)	(4,365)	(1,809)
Fair value of derivative financial instruments at January 1, 2001	—	—	577	—
Change in fair value of derivative financial instruments, net of taxes	(2,880)	—	3,965	—

Comprehensive income	$ 6,982	$ 7,861	$28,178	$21,848

  In the second quarter of 2001, the Company recorded a $2,965 reduction in comprehensive income related to the tax effect on the fair value of derivative financial instruments.

7.
Inventory consisted of the following:

	June 29, 2001	December 31, 2000
Raw materials	$ 7,581	$ 4,099
Work-in-process	2,510	2,006
Finished goods	169,100	125,812

	$179,191	$131,917

8.
On January 1, 2001, the Company set up an irrevocable grantor's trust ("rabbi trust") to hold assets to cover benefit obligations under the Company's Deferred Compensation Plan (the "Plan"). The obligations of the Company under the Plan consist of the Company's unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, (ii) additional amounts, if any, that the Company may, from time to time, credit to the Plan, and (iii) notional earnings on the foregoing amounts. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. The Plan assets and the Company's liability for those assets reside in long-term "Other assets, net" and "Deferred compensation," respectively, on the Company's condensed consolidated balance sheet. The securities that comprise the Plan assets are designated as trading securities under SFAS No. 115.

9.
On May 3, 2001, the Company entered into a new unsecured committed revolving credit agreement (the "Agreement") with a group of banks, effective until May 3, 2004. The Agreement replaced the $100,000 revolving credit agreement that was due to expire in June 2001. The Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Under the terms of the Agreement, the Company may borrow at interest rates based on eurodollar rates, plus an applicable margin based on a fixed charge coverage grid of between 47.5 and 95 basis points. The initial Libor margin under the facility is 75 basis points. The Company will pay a commitment fee of 15 to 30 basis points per annum based on a fixed charge coverage grid on the full commitment. The initial facility fee is 25 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends the Company may pay, and also contains certain other financial and operating covenants.

10.
In the second quarter of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that amortization of goodwill will cease and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 also requires that the excess of fair value of net assets over cost arising from business acquisitions, including acquisitions occurring prior to adoption of this statement, be recognized as an extraordinary item. Accordingly, in the first quarter of 2002, the Company will recognize an extraordinary gain for the unamortized balance of the excess of fair value of net assets over cost as of December 31, 2001. The Company is evaluating the additional impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

THE TIMBERLAND COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

RESULTS OF OPERATIONS

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

    Revenue for the second quarter of 2001 was $200.9 million, an increase of $23.8 million, or 13.4%, compared with the $177.1 million in revenue reported for the second quarter of 2000.

    Domestic revenue for the second quarter of 2001 was $141.6 million, an increase of $12.2 million, or 9.4%, compared with the same period in 2000. Domestic revenue represented 70.5% of total revenue for the second quarter of 2001, compared with 73.1% for the second quarter of 2000. The U.S. Wholesale segment revenue increased 11.5% in the second quarter of 2001, compared with the same period in 2000, due to unit sales primarily in footwear and, to a lesser degree, apparel and accessories. The U.S. Retail segment revenue increased 3.7%, compared with the same period in 2000, due to six new stores. By product, the increase in U.S. Retail revenue was primarily due to footwear unit sales and, to a lesser degree, apparel and accessories unit sales. These increases were substantially offset by lower average selling prices, reflecting a difficult retail environment which required more competitive markdowns. Comparable domestic retail and factory store sales decreased 5.9%. The challenging U.S. market environment may pressure domestic wholesale and retail revenues.

    International segment revenue for the second quarter of 2001 was $59.3 million, an increase of $11.6 million, or 24.4%, compared with the second quarter of 2000. International revenue comprised 29.5% of total revenue for the second quarter of 2001, compared with 26.9% for the second quarter of 2000. The increase in revenue over the prior year period was primarily due to increased European and Asian footwear unit sales in both the wholesale and retail channels, and to European retail apparel and accessories unit sales and Asian apparel and accessories revenue. International revenue increases were partially offset by the impact of foreign exchange. The Company anticipates that adverse effects on International revenue from foreign exchange declines will continue into 2002. On a constant dollar basis, International revenue increased 33.7%, compared with the same period in 2000.

    Footwear revenue for the second quarter of 2001 was $155.0 million, an increase of $18.8 million, or 13.8%, compared with the same period in 2000. The increase was primarily attributable to increased unit sales in the U.S. Wholesale segment and, to a lesser degree, unit sales growth internationally. By category, the increase was primarily attributable to Boots, the PRO series, Mountain Athletics™ by Timberland and Kids'. In total, footwear unit sales increased 16.0% over the same period last year, partially offset by the impact of foreign exchange and lower average selling prices in U.S. Retail, as discussed previously.

    Apparel and accessories revenue for the second quarter of 2001 was $43.4 million, an increase of $4.6 million, or 11.9%, compared with the same period in 2000. The increase occurred primarily in both European retail and U.S. Wholesale unit sales, and Asian retail revenue, partially offset by the impact of foreign exchange. In total, apparel and accessories unit sales improved 14.8% over the comparable prior year period.

    Worldwide wholesale revenue for the second quarter of 2001 was $142.0 million, an increase of $17.8 million, or 14.4%, compared with the same period in 2000. The increase in revenue occurred worldwide primarily in footwear and, to a lesser degree, apparel and accessories unit sales, driven by the U.S. Wholesale segment which increased revenue by $10.9 million, or 11.5%, compared with the same period in 2000. These increases were partially offset by the impact of foreign exchange.

    Worldwide revenue from Company-owned retail and factory stores for the second quarter of 2001 was $58.8 million, an increase of $5.9 million, or 11.2%, compared with the same period in 2000. The increase was primarily due to European unit sales, Asian apparel and accessories revenue and, to a lesser degree, U.S. Retail footwear unit sales and Asian footwear revenue. These increases were partially offset by a decline in U.S. Retail average selling prices, as discussed previously, and the impact of foreign exchange. During the second quarter of 2001, the Company opened seven retail stores, worldwide.

    Gross profit as a percentage of revenue for the second quarter of 2001 was 45.7%, a decrease of 0.8 percentage points from the 46.5% reported for the second quarter of 2000. The decrease in gross profit percentage was primarily due to pressure from foreign exchange declines, which lowered the gross margin rate by 1.2 percentage points, and increases in leather costs, which lowered the gross margin rate by 1.0 percentage point, compared with the same period in 2000. These decreases were partially offset by improved product development and sourcing and disciplined product lifecycle management. The Company anticipates that the impact of foreign exchange declines will continue into 2002 and that the impact of higher leather prices will continue into the second half of 2001.

    Operating expense was $75.9 million for the second quarter of 2001, up $8.4 million, or 12.5%, from the $67.5 million reported for the second quarter of 2000. Operating expense as a percentage of revenue for the second quarter of 2001 decreased to 37.8%, from 38.1% for the second quarter of 2000. The dollar increase was primarily due to selling, distribution, marketing and product development expenses incurred in support of the Company's growth.

    Interest expense for the second quarter of 2001 and 2000 was $0.2 million and $2.3 million, respectively. The reduction in interest expense in the second quarter of 2001, compared with the second quarter of 2000, was due to the prepayment of $100.0 million in senior notes at the end of the second quarter of 2000. Other income, at $0.2 million, was $3.8 million lower than the same period last year primarily due to the receipt in 2000 of $2.1 million from Inchcape plc for the Company's share of proceeds from the disposition of assets in Australia, New Zealand and Thailand and from interest income on higher 2000 average cash equivalents balances.

    Income before income taxes for the second quarter of 2001, compared with the prior year period, decreased in the U.S. Wholesale segment. The decrease was primarily due to footwear gross margin rate reductions, as discussed previously. The U.S. Retail segment decrease was primarily due to reduced gross margin rates as a result of the difficult retail climate, as discussed previously, and to an increase in operating expense rate, resulting from a 12.0% increase in operating expense, including new stores, on a 3.7% revenue increase. The International segment improvement was due to double digit constant dollar revenue growth on comparable to slightly reduced gross margin rates and leveraged operating expense rates, partially offset by the impact of foreign exchange.

    The effective tax rate for the three months ended June 29, 2001 and June 30, 2000, was 34% and 33%, respectively. The Company anticipates that federal tax law, which has benefited its Puerto Rico operations, will change effective in 2002, thereby raising the Company's 2002 effective tax rate by approximately two percentage points.

SIX MONTHS ENDED JUNE 29, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

    Revenue for the first six months of 2001 was $446.3 million, an increase of $60.6 million, or 15.7%, from the $385.7 million reported for the comparable period in 2000. All segments increased compared with 2000. The U.S. Wholesale segment revenue increased 20.3%, or $37.9 million, compared with the prior year period. This increase was primarily due to footwear unit sales. The U.S. Retail segment increased $1.9 million, or 2.8%, compared with the prior year period due to new store additions. By product, the U.S. Retail segment had increases in both footwear and apparel and accessories unit sales, partially offset by declines in average selling prices. Internationally, revenue increased $20.8 million, or 16.1%, compared with the prior year period. This increase was primarily due to European and, to a lesser degree, Asian footwear and apparel and accessories unit sales, in both wholesale and retail channels, and to the impact of January 2001 revenue in Asia. On a constant dollar basis, International segment revenue increased 24.6% over the comparable period in 2000.

    Gross profit as a percentage of revenue for the first six months of 2001 was 44.9%, compared with 46.1% for the comparable period in 2000. This decline in gross profit was primarily attributable to the same reasons cited in the second quarter discussion, with foreign exchange declines responsible for lowering the gross margin rate by 1.5 percentage points and leather cost increases responsible for lowering the gross margin rate by 1.0 percentage point.

    Operating expense for the first six months of 2001 was $159.1 million, up $18.5 million, or 13.2%, from the $140.6 million reported for the comparable period in 2000. Operating expense, as a percentage of revenue, was 35.7% for the first six months of 2001, compared with 36.5% for the same period in 2000. The dollar increase was primarily due to the same reasons cited in the second quarter discussion.

    Income before income taxes for the first six months of 2001, compared with the prior year period, improved in the U.S. Wholesale segment primarily due to increased footwear unit sales. The decrease in income in the U.S. Retail segment was primarily due to a 11.2% increase in operating expense, including new stores, on a 2.8% revenue increase and, to a lesser degree, a decrease in gross margin rate. The improvement in the International segment's income was primarily due to the same reasons cited in the second quarter discussion. Unallocated Corporate, as a percentage of revenue, decreased compared with the prior year period.

    Interest expense for the first six months of 2001 was $0.3 million, a decrease of $4.4 million from the comparable period in 2000 due to the reasons cited in the second quarter discussion. Other income, at $1.5 million, decreased $4.5 million from the comparable prior year period also primarily due to the same reasons cited in the second quarter discussion.

    The effective tax rate for the six months ended June 29, 2001 and June 30, 2000 was 34% and 33%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used by operations during the first six months of 2001 was $59.9 million, compared with $32.8 million used during the same period in 2000. The use of cash in 2001 was primarily due to increases in inventory and, to a lesser degree, an increase in accounts receivable and reductions in accrued expense and income taxes. The increase in inventory reflects the seasonal nature of the Company's business and is consistent with the increase in the prior year period. The decrease in accrued expense is primarily due to the level of payroll related accruals generally on the Company's balance sheet at year end. The increase in accounts receivable reflects a difference in the timing of shipments in 2001 and, to a lesser degree, a difference in customer mix, compared with 2000. Quarterly inventory turns were 2.6 times for the second quarter of 2001, equal to the second quarter of 2000. On a 12 month rolling basis, inventory turns improved from 3.6 times for the second quarter of 2000 to 3.8 times for the second quarter of 2001. Days sales outstanding increased to 54 days at June 29, 2001 from 46 days at June 30, 2000. Wholesale days sales outstanding increased to 65 days at June 29, 2001 from 50 days at June 30, 2000.

    During the first six months of 2001, $12.8 million of cash was used by investing activities, compared with $2.9 million used during the same period in 2000. Net cash used in 2000 was impacted by $5.2 million of cash received from the acquisition of the Asian subsidiaries. Capital expenditures for the first six months of 2001 were $10.7 million, compared with $7.2 million for the same period in 2000. Net cash used by financing activities was $25.6 million for the first six months of 2001, compared with $136.0 million for the first six months of 2000, reflecting common stock repurchases of $40.3 million and $36.7 million, respectively. During the first six months of 2000, the Company prepaid $100.0 million in senior notes and used $2.1 million of cash for prepayment penalties related to those senior notes. During the first six months of 2001, the Company received $7.7 million in net borrowings under short-term credit facilities for seasonal cash needs.

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

    The Company had $7.7 million in short-term debt on June 29, 2001. At December 31, 2000 and June 30, 2000, the Company had no debt. The Company's debt-to-capital ratio was 2.4% at June 29, 2001.

    Management believes that the Company's capital needs for 2001 will be met through its existing credit facilities and cash flows from operations without the need for additional permanent financing. However, as subsequently discussed in "Forward-Looking Information," several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted SFAS No. 133, SFAS No. 137 and SFAS No. 138 in the first quarter of 2001. The impact of the adoption of those statements is discussed in Note 4 to the Company's condensed consolidated financial statements.

    In the second quarter of 2001, the FASB issued SFAS No. 141 and SFAS No. 142. Those statements are discussed in Note 10 to the Company's condensed consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's current policies and business practices regarding derivative instruments are consistent with its fiscal year end 2000 Annual Report disclosure. At June 29, 2001, the Company had $7.7 million in short-term debt outstanding and no long-term debt outstanding. The Company's foreign currency exposure is generated primarily from its European and, to a lesser degree, its Asian operating subsidiaries. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $7.5 million.

FORWARD-LOOKING INFORMATION

    The statements contained in this report, which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or business level for 2001 or any other future period, may be deemed to constitute forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain factors. Such factors include, but are not limited to, the Company's ability to: (i) manage its foreign exchange rate risks; (ii) successfully market and sell its products in view of changing consumer trends, consumer acceptance of products and economic and other factors affecting retail market conditions; (iii) obtain adequate raw materials at competitive prices; and (iv) other factors, including those detailed from time to time in the Company's SEC reports, including its Annual Report on Form 10-K filed on March 28, 2001. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Company held its Annual Meeting of Stockholders on May 17, 2001 (the "Annual Meeting").

  (c)
  At the Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Robert M. Agate	28,618,621	125,335
John F. Brennan	28,617,161	126,795
Abraham Zaleznik	28,588,214	155,742

    The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:

Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Sidney W. Swartz	104,290,022	3,777,934
Jeffrey B. Swartz	104,265,916	3,802,040
John E. Beard	107,894,381	173,575
Ian W. Diery	107,943,479	124,477
John A. Fitzsimmons	107,942,891	125,065
Virginia H. Kent	107,941,501	126,455
Bill Shore	107,939,845	128,111

    There were no abstentions or broker non-votes with respect to the election of the director nominees.

    The holders of Class A Common Stock and the holders of Class B Common Stock, voting as separate classes, approved a proposal to amend the Company's Restated Certificate of Incorporation, as amended, to authorize, ratify and confirm the total number of shares of Class A Common Stock of the Company to be 120,000,000 and the total number of shares of Class B Common Stock of the Company to be 20,000,000. With respect to the vote of the Class A Common Stock, 17,609,147 votes were cast in favor, 11,102,827 votes were cast against, and 31,982 votes were abstentions. There were no Class A Common Stock votes that were broker non-votes. With respect to the vote of the Class B Common Stock, 79,324,000 votes were cast in favor. There were no Class B Common Stock votes that were cast against, abstaining or broker non-votes.

    The holders of Class A Common Stock and the holders of Class B Common Stock, voting together as a single class, approved a proposal to adopt the Company's 2001 Non-Employee Directors Stock Plan. A total of 99,449,676 votes were cast in favor, 4,609,998 votes were cast against, 48,543 votes were abstentions, and 3,959,739 votes were broker non-votes.

    The holders of Class A Common Stock and the holders of Class B Common Stock, voting together as a single class, also approved a proposal to amend the Company's 1997 Incentive Plan to increase the number of shares reserved for issuance from 4,000,000 to 6,000,000 and to increase the maximum annual cash performance award available to grant to any individual from $1,000,000 to $3,000,000. A total of 92,768,456 votes were cast in favor, 11,288,370 votes were cast against, 51,391 votes were abstentions, and 3,959,739 votes were broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  None

  (b)
  Reports on Form 8-K

  None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: August 10, 2001	/s/ BRIAN P. MCKEON Brian P. McKeon Senior Vice President and Chief Financial Officer
Date: August 10, 2001	/s/ DENNIS W. HAGELE Dennis W. Hagele Vice President-Finance and Corporate Controller (Chief Accounting Officer)

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