Form 10-Q
period 2001-09-28
TIMBERLAND CO
filed 2001-10-29
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On October 19, 2001, 30,885,865 shares of the registrant's Class A Common Stock were outstanding and 7,932,018 shares of the registrant's Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q
TABLE OF CONTENTS

Page(s)
Part I Financial Information (unaudited)
Condensed Consolidated Balance Sheets — September 28, 2001 and December 31, 2000	1-2
Condensed Consolidated Statements of Income — For the three and nine months ended September 28, 2001 and September 29, 2000	3
Condensed Consolidated Statements of Cash Flows — For the nine months ended September 28, 2001 and September 29, 2000	4
Notes to Condensed Consolidated Financial Statements	5-8
Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
Part II Other Information	14

Part I Financial Information

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Dollars in Thousands)
(Unaudited)

	September 28, 2001	December 31, 2000
Current assets
Cash and equivalents	$ 15,752	$114,852
Accounts receivable, net of allowance for doubtful accounts of $6,534 at September 28, 2001 and $5,825 at December 31, 2000	257,911	105,727
Inventory	184,234	131,917
Prepaid expense	17,506	13,717
Prepaid income taxes	17,369	15,547
Other assets	1,388	—

Total current assets	494,160	381,760

Property, plant and equipment	164,096	150,462
Less accumulated depreciation and amortization	(88,031)	(76,817)

Net property, plant and equipment	76,065	73,645
Excess of cost over fair value of net assets acquired, net	14,584	15,848
Other assets, net	7,925	5,058

Total assets	$592,734	$476,311

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	September 28, 2001	December 31, 2000
Current liabilities
Notes payable	$ 65,000	$ —
Accounts payable	52,002	49,437
Accrued expense
Payroll and related	25,452	34,311
Other	55,319	41,976
Income taxes payable	30,167	19,349

Total current liabilities	227,940	145,073

Deferred compensation	2,274	—
Deferred income taxes	9,392	8,975
Excess of fair value of acquired net assets over cost, net	5,063	5,512
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 40,402,636 shares issued at September 28, 2001 and 39,833,928 shares at December 31, 2000	404	398
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 7,932,018 shares issued at September 28, 2001 and 7,932,900 shares at December 31, 2000	79	79
Additional paid-in capital	124,341	109,756
Deferred compensation	(3,438)	(4,373)
Retained earnings	480,500	403,972
Accumulated other comprehensive loss	(8,287)	(7,292)
Less treasury stock at cost, 9,521,137 Class A shares at September 28, 2001 and 8,151,039 Class A shares at December 31, 2000	(245,534)	(185,789)

	348,065	316,751

Total liabilities and stockholders' equity	$592,734	$476,311

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Revenue	$396,219	$375,246	$842,499	$760,914
Cost of goods sold	221,645	197,094	467,555	404,941

Gross profit	174,574	178,152	374,944	355,973

Operating expense
Selling	82,673	75,197	210,180	184,797
General and administrative	16,357	15,999	47,452	46,391
Amortization of goodwill	271	321	814	964

Total operating expense	99,301	91,517	258,446	232,152

Operating income	75,273	86,635	116,498	123,821

Other expense (income)
Interest expense	798	760	1,059	5,388
Other, net	946	(786)	(514)	(6,734)

Total other	1,744	(26)	545	(1,346)

Income before income taxes	73,529	86,661	115,953	125,167

Provision for income taxes	25,000	29,208	39,424	41,931

Net income before extraordinary item	$ 48,529	$ 57,453	$ 76,529	$ 83,236

Extraordinary item — loss on debt prepayment, net of tax benefit of $1,071	—	—	—	2,126

Net income	$ 48,529	$ 57,453	$ 76,529	$ 81,110

Earnings per share before extraordinary item
Basic	$ 1.25	$ 1.44	$ 1.95	$ 2.07

Diluted	$ 1.22	$ 1.35	$ 1.89	$ 1.95

Earnings per share after extraordinary item
Basic	$ 1.25	$ 1.44	$ 1.95	$ 2.01

Diluted	$ 1.22	$ 1.35	$ 1.89	$ 1.90

Weighted-average shares outstanding
Basic	38,953	39,879	39,230	40,284

Diluted	39,912	42,571	40,536	42,690

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended
	September 28, 2001	September 29, 2000
Cash flows from operating activities:
Net income	$76,529	$81,110
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	(1,953)	(252)
Depreciation and amortization	15,962	12,758
Tax benefit from stock option plans	7,381	5,517
Extraordinary item	—	2,126
Increase (decrease) in cash from changes in working capital items:
Accounts receivable	(152,506)	(124,533)
Inventory	(52,650)	(53,492)
Prepaid expense	(3,906)	(2,485)
Accounts payable	2,702	13,583
Accrued expense	4,841	21,054
Income taxes	11,013	15,800

Net cash used by operating activities	(92,587)	(28,814)

Cash flows from investing activities:
Acquisition of Asian Distributor business	—	5,237
Additions to property, plant and equipment, net	(16,174)	(23,565)
Other, net	(1,794)	(1,908)

Net cash used by investing activities	(17,968)	(20,236)

Cash flows from financing activities:
Net borrowing under short-term credit facilities	65,000	21,000
Prepayment of debt	—	(100,000)
Extraordinary item	—	(2,126)
Common stock repurchases	(60,336)	(61,604)
Issuance of common stock	7,795	4,035

Net cash provided (used) by financing activities	12,459	(138,695)

Effect of exchange rate changes on cash	(1,004)	(1,308)

Net decrease in cash and equivalents	(99,100)	(189,053)
Cash and equivalents at beginning of period	114,852	196,085

Cash and equivalents at end of period	$15,752	$7,032

Supplemental disclosure of cash flow information:
Interest paid	$506	$5,622
Income taxes paid	23,178	19,029

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

2.
The results of operations for the three and nine months ended September 28, 2001 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.
Dilutive securities included in the calculation of diluted weighted-average shares were 959,280 and 2,691,555 for the third quarter of 2001 and 2000, respectively, and 1,306,714 and 2,405,793 for the first nine months of 2001 and 2000, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 840,930 and 0 for the third quarter of 2001 and 2000, respectively, and 703,430 and 0 for the first nine months of 2001 and 2000, respectively.

4.
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133—an Amendment of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133" (collectively referred to as the "Statement"). The Statement requires the Company to recognize all derivatives on its balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset by the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in an after tax increase in other comprehensive income of $840 for the first nine months of 2001.

  In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as the Company sells goods in local currencies through its foreign subsidiaries. The Company has established policies and business practices to protect against the adverse effect of these exposures. Derivative instruments, specifically forward contracts, are used by the Company in its hedging of forecasted foreign currency transactions, typically for a period not greater than 18 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of September 28, 2001, the Company had forward contracts maturing at various dates through July 2002 to sell the equivalent of approximately $121,000 in foreign currencies at contracted rates.

  Forward contracts related to forecasted economic exposure are designated as cash flow hedges at acquisition with the changes in the fair value of those contracts recorded as a component of other comprehensive income and subsequently recognized in cost of goods sold in the period in which the hedged forecasted economic exposure takes place. The Company measures hedge effectiveness based on changes in the fair value of those contracts attributable to changes in the forward exchange rate. Changes in the expected future cash flows of the forecasted hedged transaction and changes in the fair value of the forward contract are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date. Forward contracts are recorded in other current assets on the Company's condensed consolidated balance sheet. The Company also hedges the foreign currency exchange risk on existing intercompany assets and liabilities using forward contracts. Gains and losses related to forward contracts hedging foreign currency exchange risk on intercompany asset and liability balances are reflected in earnings immediately and largely offset the remeasurement of those assets and liabilities. For the three and nine months ended September 28, 2001, the Company recorded, in its income statement, hedging gains of $1,224 and $5,626, respectively.

5.
Business segment revenue, income (loss) before income taxes and total assets for the three and nine months ended September 28, 2001 and September 29, 2000 follow:

  For the Three Months Ended September 28, 2001 and September 29, 2000

2001	U.S. Wholesale	U.S. Retail	International	Unallocated Corporate	Consolidated
Revenue	$226,132	$52,448	$117,639	$—	$396,219
Income (loss) before income taxes	81,053	7,036	21,993	(36,553)	73,529
Total assets	300,239	34,689	176,288	81,518	592,734
2000
Revenue	$218,424	$53,575	$103,247	$—	$375,246
Income (loss) before income taxes	86,341	9,245	21,053	(29,978)	86,661
Total assets	251,608	36,443	149,191	65,547	502,789

  For the Nine Months Ended September 28, 2001 and September 29, 2000

2001	U.S. Wholesale	U.S. Retail	International	Unallocated Corporate	Consolidated
Revenue	$451,167	$123,482	$267,850	$—	$842,499
Income (loss) before income taxes	146,446	7,665	41,147	(79,305)	115,953
2000
Revenue	$405,559	$122,694	$232,661	$—	$760,914
Income (loss) before income taxes	142,961	12,927	38,882	(69,603)	125,167

  In the first quarter of 2001, management reporting was modified to reflect allocations of certain Unallocated Corporate costs to the business segments. Prior year data has been adjusted for comparability. A discussion of segment revenue and profitability is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

6.
Comprehensive income for the three and nine months ended September 28, 2001 and September 29, 2000 follows:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 28, 2001	Sept. 29, 2000	Sept. 28, 2001	Sept. 29, 2000
Net income	$48,529	$57,453	$76,529	$81,110
Change in cumulative translation adjustment	(1,171)	(2,495)	(995)	(4,304)
Fair value of derivative financial instruments at January 1, 2001	—	—	577	—
Change in fair value of derivative financial instruments, net of taxes	(3,702)	—	263	—

Comprehensive income	$43,656	$54,958	$76,374	$76,806

7.
Inventory consisted of the following:

	September 28, 2001	December 31, 2000
Raw materials	$6,132	$4,099
Work-in-process	2,842	2,006
Finished goods	175,260	125,812

	$184,234	$131,917

8.
On January 1, 2001, the Company set up an irrevocable grantor's trust ("rabbi trust") to hold assets to cover benefit obligations under the Company's Deferred Compensation Plan (the "Plan"). The obligations of the Company under the Plan consist of the Company's unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan; (ii) additional amounts, if any, that the Company may, from time to time, credit to the Plan; and (iii) notional earnings on the foregoing amounts. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. The Plan assets and the Company's liability for those assets reside in long-term "Other assets, net" and "Deferred compensation," respectively, on the Company's condensed consolidated balance sheet. The securities that comprise the Plan assets are designated as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that amortization of goodwill will no longer be permitted and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 also requires that the excess of fair value of net assets over cost arising from business acquisitions, including acquisitions occurring prior to adoption of this statement, be recognized as an extraordinary item. Accordingly, in the first quarter of 2002, the Company will recognize an extraordinary gain for the unamortized balance of the excess of fair value of net assets over cost as of December 31, 2001. The Company is continuing to evaluate the impact of the adoption of these standards and the ultimate effect of adoption on its financial position and results of operations.

  In the third quarter of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

THE TIMBERLAND COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

RESULTS OF OPERATIONS

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

    Revenue for the third quarter of 2001 was $396.2 million, an increase of $21.0 million, or 5.6%, compared with the $375.2 million in revenue reported for the third quarter of 2000.

    Domestic revenue for the third quarter of 2001 was $278.6 million, an increase of $6.6 million, or 2.4%, compared with the same period in 2000. Domestic revenue represented 70.3% of total revenue for the third quarter of 2001, compared with 72.5% for the third quarter of 2000. The U.S. Wholesale segment revenue increased 3.5% in the third quarter of 2001, compared with the same period in 2000, due to higher unit sales primarily in footwear and, to a lesser degree, apparel and accessories. The unit sales increase was partially offset by a 3.4% reduction in footwear average selling prices. The U.S. Retail segment revenue decreased 2.1%, or 9.1% on a comparable basis, compared with the same period in 2000, due to a comparable store reduction in units and average selling prices, partially offset by new store additions. The decrease in revenue reflects a difficult retail environment. The challenging U.S. market environment may continue to pressure domestic wholesale and retail revenues.

    International segment revenue for the third quarter of 2001 was $117.6 million, an increase of $14.4 million, or 13.9%, compared with the third quarter of 2000. International revenue comprised 29.7% of total revenue for the third quarter of 2001, compared with 27.5% for the third quarter of 2000. The increase in revenue over the prior year period was primarily due to increased European wholesale apparel and accessories unit sales and Asian wholesale footwear unit sales. International revenue increases were partially offset by the impact of foreign exchange and a decrease in wholesale footwear average selling prices. Given current market conditions, the Company anticipates that adverse effects on International revenue from foreign exchange declines will continue into 2002. On a constant dollar basis, International revenue increased 16.5%, compared with the same period in 2000.

    Footwear revenue for the third quarter of 2001 was $305.0 million, an increase of $7.6 million, or 2.6%, compared with the same period in 2000. The improvement was primarily attributable to increases in unit sales in U.S. Wholesale and, to a lesser degree, Asian wholesale unit sales. These increases were primarily offset by decreases in average selling prices and, to a lesser degree, the impact of foreign exchange. By category, the increase was primarily attributable to Boots and, to a lesser degree, Kids'. In total, footwear unit sales increased 7.0% over the same period last year and average selling prices decreased 4.2%.

    Apparel and accessories revenue for the third quarter of 2001 was $86.9 million, an increase of $13.3 million, or 18.0%, compared with the same period in 2000. The increase occurred primarily in European wholesale and, to a lesser degree, U.S. Wholesale and European retail unit sales, partially offset by a reduction in U.S. Retail average selling prices. In total, apparel and accessories unit sales improved 13.7% over the comparable prior year period and average selling prices improved 3.8%.

    Worldwide wholesale revenue for the third quarter of 2001 was $320.4 million, an increase of $19.2 million, or 6.4%, compared with the same period in 2000. While U.S. Wholesale footwear and, to a lesser degree, Asian wholesale footwear unit sales increased, these increases were partially offset by a decrease in average selling prices and, to a lesser degree, the impact of foreign exchange. Improved European wholesale apparel and accessories unit sales and average selling prices increased revenue by $10.0 million, or 42.5%, while U.S. Wholesale apparel and accessories unit sales increased revenue by $3.3 million, or 28.5%, compared with the prior year period.

    Worldwide revenue from Company-owned retail and factory stores, along with the Company's newly formed e-commerce business, for the third quarter of 2001 was $75.8 million, an increase of $1.8 million, or 2.5%, compared with the same period in 2000. The increase was primarily due to new stores, worldwide, and to increased European unit sales. These increases were partially offset by a decline in U.S. Retail revenue, as discussed previously, and the impact of foreign exchange. During the third quarter of 2001, the Company opened eight retail stores and closed one retail store, worldwide.

    Gross profit as a percentage of revenue for the third quarter of 2001 was 44.1%, a decrease of 3.4 percentage points from the 47.5%, reported for the third quarter of 2000. The decrease in gross profit percentage was primarily due to increases in leather costs which lowered the gross margin rate by 1.1 percentage points, an increase in U.S. Wholesale footwear sales returns and allowances (primarily due to soft market conditions) which lowered the gross margin rate by 1.0 percentage point, and pressure from foreign exchange declines which lowered the gross margin rate by 0.4 percentage points, compared with the same period in 2000. Under current conditions, the Company anticipates that the impact of higher leather prices will continue into early 2002 and that the impact of foreign exchange declines will also continue into next year. Soft market conditions may also continue to pressure margins. The Company will continue to review and develop and may implement cost efficiencies across the supply chain in its efforts to improve gross margins.

    Operating expense was $99.3 million for the third quarter of 2001, up $7.8 million, or 8.5%, from the $91.5 million reported for the third quarter of 2000. Operating expense as a percentage of revenue for the third quarter of 2001 increased to 25.1%, from 24.4% for the third quarter of 2000. The dollar and percentage increase was primarily due to selling, marketing, distribution and product development expenses incurred in support of the Company's growth. For the third quarter of 2001, general and administrative expenses were leveraged to 4.1% of revenue, compared with 4.3% in the third quarter of 2000.

    Interest expense for the third quarter of 2001 and 2000 was $0.8 million. Other expense was $0.9 million for the third quarter of 2001, compared with other income of $0.8 million for the third quarter of 2000. The increase in other expense was due to both foreign exchange and to a $0.6 million gain in 2000 related to the settlement of the Company's Asian business acquisition in February 2000.

    Income before income taxes for the third quarter of 2001, compared with the prior year period, decreased in the U.S. Wholesale segment. The decrease was primarily due to footwear gross margin rate reductions, discussed previously and, to a lesser degree, a higher operating expense rate compared to the 1.7% revenue increase. The U.S. Retail segment decrease was primarily due to an increase in operating expense rate, resulting from a 9.9% increase in operating expense, including new stores, on a 2.1% revenue decrease and, to a lesser degree, reduced gross margin rates as a result of the difficult retail climate, as discussed previously. The International segment improvement was due to double-digit constant dollar revenue growth on comparable gross margin rates and comparable operating expense rates, partially offset by the impact of foreign exchange. The increase in Unallocated Corporate was primarily due to corporate support for company-wide activities.

    The effective tax rate for the three months ended September 28, 2001 and September 29, 2000, was 34.0% and 33.7%, respectively. The Company anticipates that federal tax law, which has benefited its Puerto Rico operations, will change effective in 2002, thereby raising the Company's 2002 effective tax rate by approximately two percentage points.

NINE MONTHS ENDED SEPTEMBER 28, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 29, 2000

    Revenue for the first nine months of 2001 was $842.5 million, an increase of $81.6 million, or 10.7%, from the $760.9 million reported for the comparable period in 2000. All segments increased compared with 2000. The U.S. Wholesale segment revenue increased 11.2%, or $45.6 million, compared with the prior year period. This increase was primarily due to footwear and, to a lesser degree, apparel and accessories unit sales, partially offset by a decrease in footwear average selling prices. The U.S. Retail segment increased $0.8 million, or 0.6%, compared with the prior year period, primarily due to new store additions. By product, the U.S. Retail segment had increases in both footwear and, to a lesser degree, apparel and accessories unit sales, primarily offset by declines in average selling prices. Internationally, revenue increased $35.2 million, or 15.1%, compared with the prior year period. This increase was primarily due to Asian and European wholesale footwear unit sales, European apparel and accessories unit sales and, to a lesser degree, the inclusion of Asian revenue for nine months in 2001, compared with eight months in 2000, due to the acquisition of the Asian business in February 2000. On a constant dollar basis, International segment revenue increased 21.0% over the comparable period in 2000.

    Gross profit as a percentage of revenue for the first nine months of 2001 was 44.5%, compared with 46.8% for the comparable period in 2000. This decline in gross profit was primarily attributable to the same reasons cited in the third quarter discussion, with leather cost increases and foreign exchange declines both responsible for lowering the gross margin rate by 1.0 percentage point.

    Operating expense for the first nine months of 2001 was $258.4 million, up $26.3 million, or 11.3%, from the $232.2 million reported for the comparable period in 2000. Operating expense, as a percentage of revenue, was 30.7% for the first nine months of 2001, compared with 30.5% for the same period in 2000. The dollar increase was primarily due to the same reasons cited in the third quarter discussion.

    Income before income taxes for the first nine months of 2001, compared with the prior year period, improved in the U.S. Wholesale segment primarily due to increased footwear unit sales, but with lower gross margin rates and higher expense rates, consistent with the third quarter discussion. The decrease in income in the U.S. Retail segment was primarily due to a 10.4% increase in operating expense, including new stores, on a 0.6% revenue increase and, to a lesser degree, a decrease in gross margin rate. The improvement in the International segment's income was primarily due to double-digit constant dollar revenue growth on comparable gross margin rates and reduced operating expense rates, partially offset by the impact of foreign exchange. Unallocated Corporate increased primarily due to the same reason as cited in the third quarter discussion.

    Interest expense for the first nine months of 2001 was $1.1 million, a decrease of $4.3 million from the comparable period in 2000 due to the prepayment of $100.0 million in debt in the second quarter of 2000. Other income, at $0.5 million, decreased $6.2 million from the comparable prior year period primarily due to interest income in 2000 prior to the debt prepayment and, to a lesser degree, proceeds in 2000 of $2.7 million related to the settlement of the Company's Asian business acquisition in February of 2000.

    The effective tax rate for the nine months ended September 28, 2001 and September 29, 2000 was 34.0% and 33.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used by operations during the first nine months of 2001 was $92.6 million, compared with $34.3 million used during the same period in 2000. The use of cash in 2001 was primarily due to an increase in accounts receivable and inventory. Additionally, in 2001, less cash was provided by accounts payable and accrued expense, primarily due to timing of payments, compared with 2000. In 2001, the increase in accounts receivable was primarily due to timing of shipments in the third quarter as retailers are ordering closer to need in the soft retail environment, and to a slowing of payments. Days sales outstanding increased to 59 days at September 28, 2001 from 49 days at September 29, 2000. Wholesale days sales outstanding increased to 66 days at September 28, 2001 from 52 days at September 29, 2000. The increase in inventory in 2001 reflects the seasonal nature of the Company's business, as well as planned increases for growth, and is consistent with the increase in the prior year period. Quarterly inventory turns were 4.5 times for the third quarter of 2001, compared with the 4.4 times for the third quarter of 2000. On a 12 month rolling basis, inventory turns improved from 3.7 times for the third quarter of 2000 to 3.9 times for the third quarter of 2001.

    During the first nine months of 2001, $18.0 million of cash was used by investing activities, compared with $20.2 million used during the same period in 2000. Net cash from investing activities in 2000 includes $5.2 million of cash received from the acquisition of the Asian subsidiaries. Capital expenditures for the first nine months of 2001 were $16.2 million, compared with $23.6 million for the same period in 2000. Net cash provided by financing activities was $12.5 million for the first nine months of 2001, compared with $133.2 million used for the first nine months of 2000, reflecting the prepayment of $100.0 million in senior notes. Common stock repurchases amounted to $60.3 million and $61.6 million in the first nine months of 2001 and 2000, respectively. During the first nine months of 2001, the Company received $65.0 million in net borrowings under short-term credit facilities for seasonal cash needs, compared with $21.0 million in 2000.

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

    The Company had $65.0 million in short-term debt on September 28, 2001, no debt at December 31, 2000 and $21.0 million in short-term debt at September 29, 2000. The Company's debt-to-capital ratio was 15.7% at September 28, 2001, 0.0% at December 31, 2000 and 6.6% at September 29, 2000.

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

    In the second quarter of 2001, the FASB issued SFAS No. 141 and SFAS No. 142. In the third quarter of 2001, the FASB issued SFAS No. 144. Those statements are discussed in Note 10 to the Company's condensed consolidated financial statements.

    In the third quarter of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard but does not expect it to have a material impact on its financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's current policies and business practices regarding derivative instruments are consistent with its fiscal year end 2000 Annual Report disclosure. At September 28, 2001, the Company had $65.0 million in short-term debt outstanding and no long-term debt outstanding. The Company's foreign currency exposure is generated primarily from its European and, to a lesser degree, its Asian operating subsidiaries. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $12.0 million.

FORWARD-LOOKING INFORMATION

    The statements contained in this report, which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or business level for 2001 or any other future period, may be deemed to constitute forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain factors. Such factors include, but are not limited to, the Company's ability to: (i) manage its foreign exchange rate risks; (ii) successfully market and sell its products in view of changing consumer trends, consumer acceptance of products and economic and other factors affecting retail market conditions, including the events of September 11, 2001 and uncertainties related to the ongoing conflict; (iii) obtain adequate raw materials at competitive prices; and (iv) other factors, including those detailed from time to time in the Company's SEC reports, including its Annual Report on Form 10-K filed on March 28, 2001. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  None

  (b)
  Reports on Form 8-K

  None

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: October 29, 2001	/s/ BRIAN P. MCKEON Brian P. McKeon Senior Vice President and Chief Financial Officer
Date: October 29, 2001	/s/ DENNIS W. HAGELE Dennis W. Hagele Vice President-Finance and Corporate Controller (Chief Accounting Officer)

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