Form 10-K405
period 2001-12-31
TIMBERLAND CO
filed 2002-03-28
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-9548

The Timberland Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0312554 (I.R.S. Employer Identification No.)
200 Domain Drive, Stratham, New Hampshire (Address of Principal Executive Office)	03885 (Zip Code)
Registrant's telephone number, including area code: (603) 772-9500
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Class A Common Stock, par value $.01 per share	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was approximately $698,790,221 on February 22, 2002. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the Company. See Item 12 of this Form 10-K. 30,211,528 shares of Class A Common Stock and 7,911,185 shares of Class B Common Stock of the Company were outstanding on February 22, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Company's Annual Report to security holders for the fiscal year ended December 31, 2001 are incorporated by reference in Part I, Item 1, and Part II, Items 5, 6, 7, 7A and 8, of this Form 10-K. Portions of the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

        The Timberland Company was incorporated in Delaware on December 20, 1978. It is the successor to the Abington Shoe Company, which was incorporated in Massachusetts in 1933. We refer to The Timberland Company, together with its subsidiaries, as "Timberland" or the "Company."

        The Company designs, develops, engineers, markets and distributes, under the Timberland®, Timberland PRO™ and Mountain Athletics™ by Timberland brands, premium-quality footwear and apparel and accessories products for men, women and children with the goal of becoming one of the leading global lifestyle brands. These products provide functional performance, classic styling and lasting protection from the elements. The Company believes that the combination of these features makes Timberland's products an outstanding value and distinguishes Timberland from its competitors.

        Timberland's products are sold primarily through independent retailers, better-grade department stores and athletic stores that reinforce the high level of quality, performance and service associated with Timberland. In addition, Timberland's products are sold in Timberland® specialty stores, Timberland® factory outlet stores and on timberland.com, which are all dedicated exclusively to selling Timberland® products.

Products

        The Company's products fall into two primary groups: (1) footwear and (2) apparel and accessories (including product care and licensed products). The following table presents the percentage of the Company's total product revenue (excluding royalties from third party distributors and licensees) derived from the Company's sales of footwear and of apparel and accessories for the past three years:

Product	2001	2000	1999
Footwear	76.8%	77.5%	79.1%
Apparel and Accessories	23.2	22.5	20.9

  Footwear

        In 1973, the Company produced its first pair of waterproof leather boots under the Timberland® brand. The Company currently offers a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components, and advanced construction methods.

        Timberland® men's 2001 footwear products span the range from casual work products to rugged outdoor performance products to the classic work boots for which the Company is widely recognized. Key categories included Work Casual, Casual, Boat, Sandals, Rugged Casual, Trek Travel, Outdoor Recreation and Boots. Timberland® women's 2001 footwear products included Casual, Rugged Casual, Sandals, Trek Travel, Outdoor Recreation and Boots. Timberland® kids' footwear products are scaled-down versions of the Company's high-quality adult footwear products and, in 2001, included Rugged Casual, Performance, Outdoor Extended Play, Light Hiking, Sandals and Boots. In the fall of 2001, the Company introduced the Timberland® LTD collection, a premium line of men's shoes featuring the finest leathers, the Company's most advanced technology, the Smart Comfort™ system, and updated styling.

        In 2001, Timberland expanded and broadened its offering of footwear for professional tradesmen under the Timberland PRO™ sub-brand. The Timberland PRO™ series of work boots provides professional tradesmen with footwear that meets the specific needs of his or her trade and the quality and innovation of Timberland® work boots. The Outdoor, Indoor and General Use series incorporate some or all of the following features: waterproof, insulated, steel toe, slip resistance and electrical hazard protection.

        Timberland's performance and Mountain Athletics™ by Timberland footwear is engineered to meet the demanding needs of the outdoor athlete, and includes technical features designed specifically for such outdoor sports as trail running, fastpacking, bouldering and scrambling. The categories in 2001 for Mountain Athletics™ by Timberland footwear were the Multi Sport, Trail Running, Water Sports and Winter Endurance. Timberland plans to merge the Mountain Athletics™ by Timberland brand footwear products into its outdoor/performance footwear category during 2002.

        In the fall of 2001, the Company's newest patent pending, technological innovation, the Smart Comfort™ system, was included in some of the men's and women's footwear categories. The Smart Comfort™ system allows the footwear to expand and contract with the changing shape of the foot during the walking motion, while preserving the essential style of the footwear. It includes a zoned pressure system inside the shoe, stretchable uppers on the top of the shoe and expandable soles underneath the shoe. The Company plans to introduce the Smart Comfort™ system into more of its products in 2002.

        Most Timberland® performance footwear products, and many other Timberland® footwear products, offer advanced technologies developed by the Company that combine some or all of the following features:

  •
  Endoskeleton™ internal suspension system—Timberland's patented technology designed to control heel impact deflection and provide arch support, forefoot flexibility and torsional stiffness for comfort and performance;

  •
  B.S.F.P.™ motion efficiency system—Timberland's patent pending design which delivers improved traction, energy-return and length of wear;

  •
  Independent Suspension Network™ System (ISN™)—Timberland's multi-density sole with independent lugs adapts to the terrain, keeping the foot level on uneven ground for superior stability, traction and comfort; and

  •
  Guaranteed Waterproof Construction.

  Apparel and Accessories

        Timberland® adult apparel products consist primarily of a rugged casual line that includes outerwear, sweaters, shirts, pants and shorts for men. The products are versatile in both function and style, and range from waterproof outerwear to breathable fabrics to classic plaids and khakis for casual weekend wear. These products feature, in certain models, premium waterproof leathers, waterproof and water resistant fabric, anti-microbial coatings, rust-proof hardware, canvas, denim, high-quality specialty cotton, wool and other quality performance materials. The men's apparel line reflects the authentic outdoor heritage and rugged style for which Timberland is recognized. Timberland® boys' and girls' apparel products are designed, manufactured and distributed pursuant to a license agreement in Europe, and the Company will launch in 2002 a children's apparel line in the U.S., beginning with boys' apparel, that will also be designed, manufactured and distributed pursuant to a license agreement. The Company introduced a women's apparel line in Europe in fall 2001 with distinctive European styling and fit and based on the Timberland heritage. The Company plans to expand its line of men's leather outerwear, pursuant to a licensing arrangement, in the U.S. during 2002. During 2001, Timberland continued to offer Mountain Athletic™ apparel products featuring waterproof outerwear, fleeces, knits, tee-shirts, sweatpants and sweatshirts, and shorts, but Timberland plans to merge the Mountain Athletics™ by Timberland brand apparel products into its outdoor/performance apparel category during

2002. In fall 2002, the Company plans to introduce a line of Timberland PRO™ apparel featuring heavy duty outerwear for the comfort and protection of the professional tradesmen.

        Timberland®, Timberland PRO™, and Mountain Athletics™ by Timberland accessories products for men, women and children include all products other than footwear and apparel products. Many of these products, including watches, men's belts, day packs and travel gear, socks and legwear, gloves, sunglasses, eyewear and ophthalmic frames, hats and caps, and men's small leather goods, are designed, manufactured and distributed pursuant to licensing agreements with third parties. Timberland receives a royalty on sales of these licensed products. Third-party licensing enables the Company to expand Timberland's reach to appropriate and well-defined product categories and to benefit from the expertise of the licensees, in a manner that reduces the risks to the Company associated with pursuing such opportunities. Timberland | accessories also include leather care products and a limited collection of leather goods, including luggage, briefcases, handbags, wardrobe accessories and small leather goods. Timberland plans to merge the Mountain Athletics™ by Timberland brand accessories products into its outdoor/performance accessories category during 2002.

Product Sales: Business Segments and Operations by Geographic Area

        Timberland's products are sold in the United States and internationally primarily through independent retailers, better-grade department stores and athletic stores which reinforce the high level of quality, performance and service associated with Timberland. In addition, Timberland's products are sold in Timberland® specialty stores and Timberland® factory outlet stores dedicated exclusively to selling Timberland® products. In May 2001, the Company began offering its products in the U.S. with its new online shop, timberland.com.

        The Company operates in an industry which includes the designing, engineering, marketing and distribution of footwear and apparel and accessories products for men, women and children. The Company manages its business in the following three reportable segments, each sharing similar product, distribution, marketing and economic conditions: U.S. Wholesale, U.S. Consumer Direct (formerly U.S. Retail—commencing in 2001, U.S. Retail includes the Company's new e-commerce business described above) and International.

        The U.S. Wholesale segment is comprised of the Company's worldwide product development for footwear and apparel and accessories, and the sale of such products to wholesale customers in the United States. The U.S. Wholesale segment also includes royalties from licensed products sold in the United States and the management costs and expenses associated with the Company's worldwide licensing efforts. The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States as well as the Company's e-commerce website, timberland.com. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States, including the Company's subsidiaries (which use wholesale and retail channels to sell footwear and apparel and accessories), independent distributors and licensees.

        The following table presents the percentage of the Company's total revenue generated by each of these reporting segments for the past three years:

	2001	2000	1999
U.S. Wholesale	53.3%	53.8%	53.2%
U.S. Consumer Direct	17.2	18.3	19.0
International	29.5	27.9	27.8

        More detailed information regarding these reportable segments, and each of the geographic areas in which the Company operates, is set forth in Note 13 to the Company's consolidated financial statements, entitled "Business Segments and Geographic Information," appearing in the Company's 2001 Annual Report, which information is incorporated into this Form 10-K by reference.

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

  U.S. Consumer Direct

        At December 31, 2001, the Company operated 24 specialty stores and 51 factory outlet stores in the United States and Puerto Rico (2 outlets).

        Timberland® Specialty Stores.    These stores carry current season, first quality merchandise and provide:

  •
  an environment to showcase Timberland's products as an integrated source of footwear and apparel and accessories;

  •
  sales and consumer-trend information which assists the Company in developing its marketing strategies, including point-of-purchase marketing materials; and

  •
  an opportunity to develop training and customer service programs, which also serve as models which may be adopted by the Company's wholesale customers.

        Timberland® Factory Outlet Stores.    These stores serve as a primary channel for the sale of excess, damaged or discontinued products. The Company views these factory outlet stores as a way to preserve the integrity of the Timberland name, while maximizing the return associated with the sale of such products.

        Timberland.com.    The Company's new online shop commenced operations in May 2001 for U.S. consumers to purchase current season, first quality merchandise over the Internet. This website also provides information about the Company, including investor relations and employment opportunity information, and it serves to reinforce the Company's marketing efforts.

  International

        The Company sells its products internationally through its operating divisions in the United Kingdom, Italy, France, Germany, Spain, Japan, Hong Kong, Singapore, Taiwan, and Malaysia. These operating divisions provide support for the sale of Timberland's products to wholesale customers and operate Timberland® specialty stores and factory outlet stores in their respective countries. At December 31, 2001, the Company operated 89 specialty stores and 19 factory outlet stores in Europe and Asia.

        Timberland® products are sold elsewhere in Europe and in the Middle East, Canada, Africa, Central America, South America, Australia and New Zealand by distributors, franchisees and commission agents, some of which also may operate Timberland® specialty and factory outlet stores located in their respective countries.

Distribution

        The Company distributes its products through three Company-managed distribution facilities which are located in Danville, Kentucky, Ontario, California, and Enschede, Holland, and through third party managed distribution facilities which are located in Asia.

Advertising and Marketing

        The Company designs its marketing programs and advertising campaigns to increase consumer awareness of Timberland as an integrated lifestyle brand of footwear, apparel and accessories. The programs and campaigns emphasize the attributes that distinguish the Timberland® brand from competing brands and that make the Company's products an outstanding value. These programs and advertising campaigns are increasingly delivered throughout the year, rather than only during select seasons as has historically been the case. During 2001, the Company's international, national and regional advertising campaigns were coordinated on a worldwide basis with the launch of its largest global advertising campaign ever. The For the Journey™ campaign included print, television, outdoor ads in selected markets and co-operative advertising, some of which will continue to run into spring 2002. Advertising appeared in the following media: active-lifestyle, fashion, business and sports-oriented consumer periodicals; trade press; and outdoor billboards in key markets. The Company's distributors and licensees also fund marketing campaigns, over which the Company maintains approval rights to ensure consistent and effective brand presentation.

        The Company reinforces these advertising efforts with a variety of marketing and merchandising campaigns including retail promotions, fixturing, point-of-purchase displays and materials, public relations efforts, and cooperative advertising programs with its retailers, as well as with retail sales associate training and other sales incentive programs. At key retail partners, the Company is further enhancing the Timberland® brand message through redesigned concept shops and improved visual presence. The Timberland PRO™ mobile, a "point of work" program, continued to tour the U.S. delivering consumer impressions of its Timberland PRO™ series of work boots at job sites, factories, and sports events targeted at professional workers and tradesmen. In addition, the Company's web site reinforces its marketing efforts through various promotions and targeted mail campaigns. The Company also promotes its products at various industry trade shows in the United States and internationally.

Seasonality

        In 2001, as has been historically the case, the Company's revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to the Company's operations typically represented a larger percentage of revenue in the first two quarters of 2001 than in the last two quarters of 2001. The Company expects this seasonality to continue in 2002.

Backlog

        At December 31, 2001, Timberland's backlog of orders from its customers was approximately $218 million, compared with $266 million at December 31, 2000 and $216 million at December 31, 1999. While all orders in the backlog are subject to cancellation by customers, the Company expects that the majority of such orders will be filled in 2002. The Company does not believe that its order backlog at year-end is representative of the orders which will be filled during 2002. The lack of reliability of backlog as an indication of orders to be filled is due to the risk of cancellation associated with such orders, the seasonality of the Company's revenue and the difficulty of planning in advance orders scheduled for immediate fulfillment.

Manufacturing

        The Company has manufacturing facilities located in Puerto Rico and the Dominican Republic. During 2001, the Company manufactured approximately 13% of its footwear unit volume, compared to approximately 15% during 2000 and 18% during 1999. The remainder of the Company's footwear products and all of its apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, Mexico, South and Central America. Approximately 58% of the Company's 2001 footwear unit volume was produced by independent manufacturers in China and Macau. Three of these manufacturers produced approximately 12% to 14% each of the Company's 2001 footwear volume. The Company currently plans to retain its internal manufacturing capability in order to continue benefiting from reduced lead times and favorable duty rates and tax benefits, although changes in tax legislation will reduce the tax benefits previously available through its manufacturing operations in Puerto Rico.

        The Company maintains a product quality management group which develops, reviews and updates the Company's quality and production standards. To help ensure such standards are met, the group also conducts product quality audits at the Company's and its independent manufacturers' factories and distribution centers. The Company has offices in Bangkok, Thailand; Taichung, Taiwan; Zhu Hai, China; and Ho Chi Minh City, Vietnam to supervise the Company's sourcing activities conducted in the Asia-Pacific region.

Raw Materials

        In 2001, seven suppliers provided, in the aggregate, approximately 75% of the Company's leather purchases. One of these suppliers provided approximately 30% of the Company's leather purchases in 2001. While the Company historically has not experienced significant difficulties in obtaining leather or other raw materials in quantities sufficient for its operations, there have been significant changes in their prices. The Company's gross profit margins are adversely affected to the extent that the selling prices of its products do not increase proportionately with increases in the costs of leather and other raw materials. Any significant, unanticipated increase or decrease in the prices of these commodities could materially affect the Company's results of operations. Leather hide prices increased significantly in 2001 and adversely impacted the Company's gross margins. Leather hide prices have decreased significantly from peak levels in 2001. The Company attempts to manage this risk by monitoring related market prices, working with its suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, and passing increases in commodity costs to its customers, to the maximum extent possible, when they occur. No assurances can be given that such factors will protect the Company from future changes in the prices for such raw materials.

        In addition, the Company has established a central network of suppliers through which the Company's manufacturing facilities and independent manufacturers can purchase raw materials. The Company seeks sources of raw materials local to manufacturers, in an effort to reduce lead times while maintaining the Company's high quality standards. The Company believes that key strategic alliances with leading raw materials vendors help reduce the cost and provide greater consistency of raw materials procured to produce Timberland® products and improve compliance with the Company's production standards. In 2001, the Company finalized contracts with global vendors for such raw materials as leather, leather linings, synthetic and leather laces, packaging, stiffeners, labels, insole cementing, and hand sewn threads.

Trademarks and Trade Names; Patents; Research & Development

        The Company's principal trade name is The Timberland Company and the Company's principal trademarks are TIMBERLAND and the TREE DESIGN LOGO, which have been registered in the United States and many foreign countries. Other Company trademarks or registered trademarks are: 24-7 Comfort Suspension; ACT; Active Comfort Technology; B.S.F.P.; Endoskeleton; For the Journey; Gear For Outdoor Athletes; Guaranteed Waterproof Construction; ISN, Independent Suspension Network; Jackson Mountain; More Quality Than You May Ever Need; Mountain Athletics; Path of Service; PRO 24/7; PRO 24/7 Plus; PRO 24/7 Comfort Suspension; Pull On Your Boots; Pull On Your Boots and Make a Difference; Safe Grip; Seek Out; Smart Comfort; TBL; Timberland PRO; Trail Grip; Weathergear; Workboots For The Professional.

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

Competition

        The Company's footwear, apparel and accessories products are marketed in highly competitive environments that are subject to rapid changes in consumer preference. Although the footwear industry is fragmented to a great degree, many of the Company's competitors are larger and have substantially greater resources than the Company, including athletic shoe companies, many of which compete directly with some of the Company's products. In addition, the Company faces competition from retailers that are establishing products under private labels and from direct mail companies in the United States.

        Product quality, performance, design, styling and pricing, as well as consumer awareness, are all important elements of competition in the footwear and the apparel and accessories markets served by the Company. Although changing fashion trends generally affect demand for particular products, the Company believes that, because of the functional performance, classic styling and high quality of Timberland® footwear products, demand for most Timberland® footwear products is less sensitive to changing trends in fashion than other products that are designed specifically to meet such trends.

        The Company does not believe that any of its principal competitors offers a complete line of products that provide the same quality and performance as the complete line of Timberland® footwear and apparel and accessories products. However, the Company does have many competitors, some of which have significantly greater resources than the Company, that vary significantly by category and geographic region. The competition from some of these competitors is particularly strong where such competitor's business is focused on one or a few product categories or geographic regions in which the Company also competes.

Environmental Matters

        Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company based on information and circumstances known to the Company at this time.

Employees

        At December 31, 2001, the Company had approximately 5,600 employees worldwide. Management considers its employee relations to be good. None of the Company's employees is represented by a labor union, and the Company has never suffered a material interruption of business caused by labor disputes.

Executive Officers of the Registrant

        The following table lists the names, ages and principal occupations during the past five years of the Company's executive officers. All executive officers serve at the discretion of the Company's Board of Directors.

Name	Age	Principal Occupation During the Past Five Years
Sidney W. Swartz	66	Chairman of the Board since June 1986; Chief Executive Officer and President, June 1986 — June 1998.
Jeffrey B. Swartz	42	President and Chief Executive Officer since June 1998; Chief Operating Officer, May 1991 — June 1998; Executive Vice President, March 1990 — June 1998. Jeffrey Swartz is the son of Sidney Swartz.
Kenneth P. Pucker	39
		Chief Operating Officer since July, 2001; Executive Vice President since September, 1999; Senior Vice President and General Manager — Footwear, December 1997 — September 1999; Vice President and General Merchandising Manager — Footwear, April 1996-December 1997; Vice President — Strategic Initiatives, January 1995 — April 1996; General Manager — The Outdoor Footwear Company (a subsidiary of the Company), October 1993 — January 1995.
Brian P. McKeon	39
		Chief Financial Officer and Senior Vice President — Finance and Administration since March 2000; Pepsi Cola North America: Vice President and Chief Financial Officer, October 1999 — February 2000; Vice President, Strategic Planning, May 1996 — October, 1999; Finance Director, Eastern Business Unit, March 1994 — May 1996.
Carden N. Welsh	48	Senior Vice President — International since May 1998; Treasurer, April 1991 — May 1998.
Gary S. Smith	38	Senior Vice President — Supply Chain Management since February 2002. McKinsey & Company: Partner, August, 1994 — February, 2002.
Dennis W. Hagele	58	Vice President — Finance and Corporate Controller (Chief Accounting Officer) since October 1994.
Danette Wineberg	55	Vice President and General Counsel since October 1997 and Secretary since July, 2001. Little Caesar Enterprises, Inc.: General Counsel, November 1993 — October 1997.

ITEM 2. PROPERTIES

        Since April 1994, the Company has leased its worldwide headquarters located in Stratham, New Hampshire. The Company entered into a new lease for such property that expires in September 2010, with the option to extend the term for two additional five-year periods. The Company considers its headquarters facilities adequate and suitable for its current needs.

        The Company leases its manufacturing facilities located in Isabela, Puerto Rico, and Santiago, Dominican Republic, under 11 leasing arrangements, which expire on various dates through April 2003. The Company owns its distribution facility in Danville, Kentucky, and leases its facilities in Ontario, California, and Enschede, Holland. The Company and its subsidiaries lease all of their specialty and factory outlet stores. The Company's subsidiaries also lease office and warehouse space to meet their individual requirements.

ITEM 3. LEGAL PROCEEDINGS

        The Company is involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included in the Company's 2001 Annual Report under the caption "Quarterly Market Information and Related Matters" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is included in the Company's 2001 Annual Report under the caption "Five Year Summary of Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is included in the Company's 2001 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is included in the Company's 2001 Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included in the Company's 2001 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Form 10-K and to the information under the caption

"Information with Respect to Nominees" in the Company's definitive Proxy Statement (the "2002 Proxy Statement") relating to its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the Company's fiscal year ended December 31, 2001, which information is incorporated herein by reference. Reference is also made to the information set forth in the Company's 2002 Proxy Statement with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Reference is made to the information set forth under the caption "Executive Compensation" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company appearing on the cover page of this report includes the shares owned by The Swartz Foundation and The Sidney and Judith Swartz Charitable Remainder Unitrust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) FINANCIAL STATEMENTS. The following financial statements appearing in the Company's 2001 Annual Report are incorporated by reference in this report:

ANNUAL REPORT

        (a)(2) FINANCIAL STATEMENT SCHEDULE. The following additional financial data should be read in conjunction with the consolidated financial statements in the Company's 2001 Annual Report:

FORM 10-K PAGE
Independent Auditors' Report on Schedule II	F-1
Schedule II — Valuation and Qualifying Accounts	F-2

        All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and have, therefore, been omitted.

        (b)  REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

        (c)  EXHIBITS.    Listed below are the Exhibits filed as part of this report, some of which are incorporated by reference from documents previously filed by the Company with the Commission in accordance with the provisions of Rule 12b-32 of the Exchange Act.

EXHIBIT	DESCRIPTION
(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a) Restated Certificate of Incorporation dated May 14, 1987[10]
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987[10]
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987[10]
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000[10]
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001[11]
3.2	By-Laws, as amended February 19, 1993[2]
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
(See also Exhibits 3.1 and 3.2)
4.1	Specimen stock certificate for shares of the Company's Class A Common Stock[3]
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz[1]
10.2	(a) The Company's 1987 Stock Option Plan, as amended[4]
(b) The Company's 1997 Stock Option Plan for Non-Executive Employees[5]
(c) The Company's 1997 Incentive Plan, as amended[12]
10.3	The Company's 1991 Employee Stock Purchase Plan, as amended[6]
10.4	(a) The Company's 1991 Stock Option Plan for Non-Employee Directors[7]
(b) Amendment No. 1 dated December 7, 2000[10]
10.5	The Company's 2001 Non-Employee Directors Stock Plan[11]
10.6	The Timberland Company Short Term Incentive Plan[2]
10.7	The Timberland Company Retirement Earnings 401(k) Plan and Trust Agreements[8]
10.8	(a) The Timberland Company Profit Sharing Plan Trust Agreements[8]
(b) The Timberland Company Profit Sharing Plan, as amended and restated, filed herewith

13

10.9	Revolving Credit Agreement dated as of May 3, 2001 among The Timberland Company, certain banks listed therein and Fleet National Bank, as administrative agent[13]
10.10	The Timberland Company Deferred Compensation Plan[9]
10.11	Change of Control Severance Agreement[10]
(13)	ANNUAL REPORT TO SECURITY HOLDERS
13.	Portions of the 2001 Annual Report as incorporated herein by reference, filed herewith
(21)	SUBSIDIARIES
21.	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23.	Consent of Deloitte & Touche LLP, filed herewith
(99)	ADDITIONAL EXHIBIT
99.	Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith

        The Company agrees to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

1
Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.
2
Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.
3
Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
4
Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.
5
Filed on September 9, 1997 as an exhibit to Registration Statement on Form S-8, numbered 333-35223, and incorporated herein by reference.
6
Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.
7
Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.
8
Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
9
Filed on December 15, 2000, as an exhibit to Registration Statement on Form S-8, numbered 333-51912, and incorporated herein by reference.
10
Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
11
Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.
12
Filed as an exhibit to the Company's definitive Proxy Statement dated March 28, 2001 filed in connection with the Company's 2001 Annual Meeting of Stockholders and incorporated herein by reference.

Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2001, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMBERLAND COMPANY
March 28, 2002	By:	/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SIDNEY W. SWARTZ Sidney W. Swartz	Chairman of the Board and Director	March 28, 2002
/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002
/s/ BRIAN P. MCKEON Brian P. McKeon	Chief Financial Officer and Senior Vice President — Finance and Administration	March 28, 2002
/s/ DENNIS W. HAGELE Dennis W. Hagele	Vice President — Finance and Corporate Controller (Chief Accounting Officer)	March 28, 2002
/s/ ROBERT M. AGATE Robert M. Agate	Director	March 28, 2002
/s/ JOHN E. BEARD John E. Beard	Director	March 28, 2002
/s/ JOHN F. BRENNAN John F. Brennan	Director	March 28, 2002
/s/ IAN W. DIERY Ian W. Diery	Director	March 28, 2002
/s/ JOHN A. FITZSIMMONS John A. Fitzsimmons	Director	March 28, 2002
/s/ VIRGINIA H. KENT Virginia H. Kent	Director	March 28, 2002
/s/ BILL SHORE Bill Shore	Director	March 28, 2002
/s/ ABRAHAM ZALEZNIK Abraham Zaleznik	Director	March 28, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Timberland Company

Stratham, New Hampshire

We have audited the consolidated financial statements of The Timberland Company and subsidiaries (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 6, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Timberland Company listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 6, 2002

F-1

SCHEDULE II

THE TIMBERLAND COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars In Thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net of Recoveries	Balance at End Of Period
Allowance for doubtful accounts:
Year ended
December 31, 2001	$5,825	$7,227	—	$7,118	$5,934
December 31, 2000	4,910	2,395	—	1,480	5,825
December 31, 1999	4,769	3,618	—	3,477	4,910
Group insurance reserve:
Year ended
December 31, 2001	$603	$7,019	—	$7,013	$609
December 31, 2000	1,124	5,298	—	5,819	603
December 31, 1999	1,077	5,793	—	5,746	1,124

F-2

Timberland, the Tree Design logo, 24-7 Comfort Suspension, ACT, Active Comfort Technology, B.S.F.P., Endoskeleton, For the Journey, Gear For Outdoor Athletes, Guaranteed Waterproof Construction, ISN, Independent Suspension Network, Jackson Mountain, More Quality Than You May Ever Need, Mountain Athletics, Path of Service, PRO 24/7, PRO 24/7 Plus, PRO 24/7 Comfort Suspension, Pull On Your Boots, Pull On Your Boots and Make a Difference, Safe Grip, Seek Out, Smart Comfort, TBL, Timberland PRO, Trail Grip, Weathergear, Workboots For The Professional, the 24-7 Comfort Suspension logo, the PRO 24/7 logo, the PRO 24/7 Plus logo, the Independent Suspension Network logo, the PRO Series logos, the Endoskeleton logo, the Mountain Athletics logos, and the Smart Comfort logo are trademarks or registered trademarks of The Timberland Company.

© The Timberland Company 2002
All Rights Reserved

983-10K1-02

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
SIGNATURES
INDEPENDENT AUDITORS' REPORT
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS