Form 10-Q
period 2002-03-29
TIMBERLAND CO
filed 2002-05-09
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        On April 26, 2002, 29,914,012 shares of the registrant's Class A Common Stock were outstanding and 7,911,185 shares of the registrant's Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q
TABLE OF CONTENTS

Page(s)
Part I Financial Information (unaudited)
Condensed Consolidated Balance Sheets — March 29, 2002 and December 31, 2001	1-2
Condensed Consolidated Statements of Income — For the three months ended March 29, 2002 and March 30, 2001	3
Condensed Consolidated Statements of Cash Flows — For the three months ended March 29, 2002 and March 30, 2001	4
Notes to Condensed Consolidated Financial Statements	5-7
Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11
Part II Other Information	12

Part I Financial Information

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Dollars in Thousands)
(Unaudited)

	March 29, 2002	December 31, 2001
Current assets
Cash and equivalents	$69,396	$105,658
Accounts receivable, net of allowance for doubtful accounts of $5,797 at March 29, 2002 and $5,934 at December 31, 2001	122,774	132,751
Inventory	150,061	127,172
Prepaid expense	18,641	17,093
Deferred income taxes	18,209	19,822
Other assets	3,372	3,047

Total current assets	382,453	405,543

Property, plant and equipment	165,402	166,365
Less accumulated depreciation and amortization	(91,655)	(90,157)

Net property, plant and equipment	73,747	76,208
Excess of cost over fair value of net assets acquired, net	14,163	14,163
Other assets, net	8,859	8,698

Total assets	$479,222	$504,612

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	March 29, 2002	December 31, 2001
Current liabilities
Accounts payable	$35,968	$40,637
Accrued expense
Payroll and related	21,465	23,918
Other and interest	44,377	42,611
Income taxes payable	6,700	21,336

Total current liabilities	108,510	128,502

Deferred compensation	3,287	2,610
Deferred income taxes	10,359	9,349
Excess of fair value of acquired assets over cost, net	—	4,913
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 40,679,847 shares issued at March 29, 2002 and 40,487,893 shares at December 31, 2001	407	405
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 7,911,185 shares issued at March 29, 2002 and at December 31, 2001	79	79
Additional paid-in capital	129,913	125,648
Deferred compensation	(3,222)	(3,226)
Retained earnings	524,606	510,713
Accumulated other comprehensive loss	(10,041)	(9,372)
Less treasury stock at cost; 10,634,923 Class A shares at March 29, 2002 and 10,064,847 Class A shares at December 31, 2001	(284,676)	(265,009)

Total stockholders' equity	357,066	359,238

Total liabilities and stockholders' equity	$479,222	$504,612

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended
	March 29, 2002	March 30, 2001
Revenue	$225,697	$245,429
Cost of goods sold	125,934	136,841

Gross profit	99,763	108,588

Operating expense
Selling	69,246	66,831
General and administrative	16,621	16,108
Amortization of goodwill	—	271

Total operating expense	85,867	83,210

Operating income	13,896	25,378

Other expense (income)
Interest expense	181	73
Other, net	(208)	(1,227)

Total other expense (income), net	(27)	(1,154)

Income before income taxes	13,923	26,532

Provision for income taxes	4,943	9,021

Net income before cumulative effect of change in accounting principle	$8,980	$17,511

Cumulative effect of change in accounting principle	4,913	—

Net income	$13,893	$17,511

Earnings per share before cumulative effect of change in accounting principle
Basic	$0.24	$0.44

Diluted	$0.23	$0.43

Earnings per share after cumulative effect of change in accounting principle
Basic	$0.37	$0.44

Diluted	$0.36	$0.43

Weighted-average shares outstanding
Basic	38,004	39,460

Diluted	38,897	41,117

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Three Months Ended
	March 29, 2002	March 30, 2001
Cash flows from operating activities:
Net income	$13,893	$17,511
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	2,494	(349)
Depreciation and amortization	5,637	5,239
Cumulative effect of change in accounting principle	(4,913)	—
Tax benefit from stock option plans	1,365	4,875
Increase (decrease) in cash from changes in working capital items:
Accounts receivable	9,059	(26,862)
Inventory	(23,078)	(29,771)
Prepaid expense	(1,677)	(3,480)
Accounts payable	(3,964)	1,150
Accrued expense	(387)	(13,987)
Income taxes	(14,624)	(10,391)

Net cash used by operating activities	(16,195)	(56,065)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(2,661)	(4,202)
Other, net	282	(1,084)

Net cash used by investing activities	(2,379)	(5,286)

Cash flows from financing activities:
Common stock repurchases	(20,200)	(20,203)
Issuance of common stock	2,902	3,747

Net cash used by financing activities	(17,298)	(16,456)

Effect of exchange rate changes on cash	(390)	(693)

Net decrease in cash and equivalents	(36,262)	(78,500)
Cash and equivalents at beginning of period	105,658	114,852

Cash and equivalents at end of period	$69,396	$36,352

Supplemental disclosure of cash flow information:
Interest paid	$116	$57
Income taxes paid	15,719	15,164

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

1.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly the Timberland Company's (the "Company") financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consist of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year-ended December 31, 2001.

2.
The results of operations for the three months ended March 29, 2002 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.
Dilutive securities included in the calculation of diluted weighted-average shares were 893,320 and 1,656,617 for the first quarter of 2002 and 2001, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 693,082 and 553,720 for the first quarter of 2002 and 2001, respectively.

4.
In the second quarter of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Company adopted this standard effective January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, SFAS No. 141 requires that any excess of fair value of net assets over cost arising from acquisitions occurring prior to adoption of this statement will be recognized as the cumulative effect of a change in accounting principle. Accordingly, in the first quarter of 2002, the Company recognized a cumulative effect of a change in accounting principle gain of $4,913 ($0.13 per share diluted and basic) for the unamortized balance of the excess of fair value of net assets over cost as of December 31, 2001.

5.
In the second quarter of 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted this standard effective January 1, 2002. SFAS No. 142 requires the cessation of goodwill amortization and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. The provisions of this accounting standard require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed that transitional impairment test and has determined that no impairment of reported goodwill has occurred. A reconciliation of first quarter 2002 net income (after the cumulative effect of a change in accounting principle) and earnings per share to the previously reported amounts for the first quarter of 2001, adjusted for the exclusion of goodwill amortization and net of the related income tax effect, follows:

	For the Three Months Ended
	March 29, 2002	March 30, 2001
Reported net income	$13,893	$17,511
Add: goodwill amortization, net of tax	—	179

Adjusted net income	$13,893	$17,690
Reported diluted earnings per share	$0.36	$0.43
Add: goodwill amortization, net of tax	—	—

Adjusted diluted earnings per share	$0.36	$0.43
Reported basic earnings per share	$0.37	$0.44
Add: goodwill amortization, net of tax	—	0.01

Adjusted basic earnings per share	$0.37	$0.45

        There were no changes in the carrying amount of goodwill for the quarter ended March 29, 2002.

        Information regarding the Company's other intangible assets follows:

	As of March 29, 2002			As of March 30, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Trademarks and related expenses	$6,197	$(2,811)	$3,386	$5,514	$(2,696)	$2,818

  Amortization expense for the first quarter of 2002 and 2001 was $361 and $258, respectively. The estimated amortization for intangible assets as of March 29, 2002, for each of the five succeeding fiscal years is as follows: 2002: $1,144; 2003: $997; 2004: $773; 2005: $517; 2006: $217.

6.
In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as the Company sells goods in local currencies through its foreign subsidiaries. The Company has established policies and business practices to protect against the adverse effect of these exposures. Derivative instruments, specifically forward contracts, are used by the Company in its hedging of forecasted foreign currency transactions, typically for a period not greater than 24 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of March 29, 2002, the Company had forward contracts maturing at various dates through 2004 to buy and sell the equivalent of approximately $133,000 in foreign currencies at contracted rates. As of March 30, 2001, the Company had forward contracts maturing at various dates through 2001 to buy and sell the equivalent of approximately $105,000 in foreign currencies at contracted rates. For the periods ended March 29, 2002 and March 30, 2001, the Company recorded, in its income statement, hedging gains of $1,622 and $2,163, respectively.

7.
Business segment revenue, income (loss) before income taxes, total assets and goodwill for the three months ended March 29, 2002 and March 30, 2001 follows:

2002	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
Revenue	$90,264	$34,386	$101,047	$—	$225,697
Income (loss) before income taxes	23,145	1,572	17,890	(28,684)	13,923
Total assets	154,356	27,053	167,712	130,101	479,222
Goodwill	6,804	794	6,565	—	14,163
2001
Revenue	$119,756	$34,763	$90,910	$—	$245,429
Income (loss) before income taxes	35,516	(95)	14,043	(22,932)	26,532
Total assets	174,209	33,713	153,101	100,944	461,967
Goodwill	7,562	883	6,982	—	15,427

  The 2002 and 2001 goodwill amounts exclude the unamortized balance of the excess of fair value of net assets over cost, as discussed in Note 4. Additionally, total assets for 2001 have been adjusted to reflect the current goodwill allocation method by segment. A discussion of segment revenue and profitability is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

8.
Comprehensive income for the three months ended March 29, 2002 and March 30, 2001 follows:

	March 29, 2002	March 30, 2001
Net income	$13,893	$17,511
Change in cumulative translation adjustment	(865)	(3,739)
Fair value of derivative financial instruments at January 1, 2001	—	577
Change in fair value of derivative financial instruments, net of taxes	196	6,845

Comprehensive income	$13,224	$21,194

9.
Inventory consisted of the following:

	March 29, 2002	December 31, 2001
Raw materials	$3,866	$4,958
Work-in-process	1,591	1,566
Finished goods	144,604	120,648

	$150,061	$127,172

10.
In February 2002, the Company issued 20,000 restricted shares of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. Those shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. Those restrictions lapsed immediately on one-third of the shares and lapse equally over the next two years for the remaining two-thirds of the shares. Upon issuance of this stock, unearned compensation, equivalent to the market value of the shares at the date of the grant, was charged to stockholders' equity.

11.
The effective tax rate for the three months ended March 29, 2002 and March 30, 2001 was 35.5% and 34%, respectively. The increase in the rate (2002 is based upon the estimated rate for the year-ended December 2002) is primarily due to a combination of federal tax law changes, which reduced the tax benefits associated with the Company's Puerto Rico operations, and U.S. federal tax exempt Puerto Rico income comprising a lower percentage of consolidated income.

THE TIMBERLAND COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

        The following discusses the Company's results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the condensed consolidated financial statements and related notes.

        The preparation of financial statements in accordance with generally accepted accounting principles requires assumptions and estimates that affect the reported amounts of assets and liabilities, disclosures in the financial statements and related notes and the reporting of revenue and expenses. Actual results could differ from these estimates. The accompanying management discussion is based upon a consistent application of accounting policies and methodology in developing assumptions and estimates. Some of the more important assumptions and estimates made by the Company are related to reserves for sales returns and allowances, excess and obsolete inventory and allowance for doubtful accounts receivable.

RESULTS OF OPERATIONS

FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

        Revenue for the first quarter of 2002 was $225.7 million, a decrease of $19.7 million, or 8.0%, compared with the $245.4 million reported for the first quarter of 2001.

        Domestic revenue, comprised of the U.S. Wholesale and U.S. Consumer Direct segments (see Note 7), for the first quarter of 2002 was $124.7 million, a decrease of $29.9 million, or 19.3%, compared with the same period in 2001. Domestic revenue represented 55.2% of total revenue for the first quarter of 2002, compared with 63.0% for the first quarter of 2001. The U.S. Wholesale segment revenue decreased 24.6%, compared with the same period in 2001, due to a reduction in footwear unit sales. The Company expects continued sales pressure in 2002, principally in its domestic footwear business, reflecting comparisons to strong prior year first half results, a continued softness in U.S. market conditions and a negative impact from a disciplined approach to management of the U.S. Boot business. The U.S. Consumer Direct segment revenue decreased 1.1%, compared with the same period in 2001, primarily due to a reduction in apparel and accessories unit sales and, to a lesser degree, a reduction in average selling prices related to mix of merchandise sold. These decreases were partially offset by increased footwear unit sales. Comparable domestic retail and factory store sales decreased 4.0%. In the current economic environment, the Company has remained focused on disciplined inventory management and has moderated its U.S. retail store expansion plans.

        International segment revenue for the first quarter of 2002 was $101.0 million, an increase of $10.1 million, or 11.1%, compared with the same period in 2001. International revenue comprised 44.8% of total revenue for the first quarter of 2002, compared with 37.0% for the first quarter of 2001. The improvement over the prior year was primarily due to European footwear and, to a lesser degree, apparel and accessories unit sales, primarily in the wholesale channel, and to the overall expansion of the Company's Asian business. These increases were partially offset by the impact of foreign exchange. On a constant dollar basis, international revenue increased 16.1%, compared with the same period in 2001.

        Footwear revenue for the first quarter of 2002 was $162.6 million, a decrease of $21.2 million, or 11.5%, compared with the same period in 2001. The decrease was attributable to a reduction in unit sales in the U.S. Wholesale segment. By category, the decrease was primarily attributable to Boots and, to a lesser degree, Kids' and Outdoor Performance. These decreases were partially offset by improvements in Women's casual and the Timberland Pro™ series. In total, footwear unit sales decreased 11.2% over the same period last year. As discussed previously, the Company expects continued sales pressure in 2002 in its domestic footwear business.

        Apparel and accessories revenue for the first quarter of 2002 was $59.7 million, an increase of $1.2 million, or 2.1%, compared with the same period in 2001. The increase was primarily due to increased European unit sales and, to a lesser degree, unit sales in the U.S. Wholesale segment. Worldwide, wholesale apparel and accessories revenue experienced double-digit constant dollar sales gains, with a 17.5% increase in U.S. Wholesale apparel revenue over the same period last year. These increases were partially offset by a decline in U.S. Consumer Direct unit sales and the impact of foreign exchange. In total, apparel and accessories unit sales increased 4.4% over the same period last year.

        Worldwide wholesale revenue for the first quarter of 2002 was $168.4 million, a decrease of $21.4 million, or 11.3%, compared with the same period in 2001. The decrease in revenue was primarily due to a reduction in U.S. Wholesale footwear unit sales, partially offset by increases in European wholesale footwear and, to a lesser degree, worldwide wholesale apparel and accessories unit sales.

        Worldwide revenue from Company-owned retail and factory stores, along with the Company's e-commerce business, for the first quarter of 2002 was $57.3 million, an increase of $1.7 million, or 3.1%, compared with the same period in 2001. The increase in revenue was primarily due to increased footwear unit sales, worldwide, and, to a lesser degree, increased apparel and accessories unit sales internationally. These increases were partially offset by the impact of foreign exchange and a reduction in U.S. Consumer Direct apparel and accessories revenue, as discussed previously. During the first quarter of 2002, the Company opened 5 retail stores and closed 5 stores, worldwide.

        Gross profit as a percentage of revenue for the first quarter of 2002 and 2001 was 44.2%. Favorable business mix impacts (including the greater mix of international business which has a higher proportion of high margin retail revenue), improved product design, reduced costs and reduced discounting at retail offset unfavorable impacts from foreign exchange (1.1 percentage points), higher leather costs (0.4 percentage points) and other costs related to the continued soft U.S. market conditions, including sales returns and allowances trending at the higher end of historical averages. Under current conditions, the Company anticipates that the impact from leather prices will begin to improve in the near term but that foreign exchange and other gross margin pressures will continue throughout 2002, partially offset by the Company's cost saving initiatives across the supply chain.

        Operating expense was $85.9 million for the first quarter of 2002, up $2.7 million, or 3.2%, from the $83.2 million reported for the first quarter of 2001. Operating expense as a percentage of revenue for the first quarter of 2002 increased to 38.0%, from the 33.9% reported for the first quarter of 2001. The dollar increase reflects growth in international operations, primarily selling costs, as well as continued support of long-term growth strategies. Going forward, the Company expects that growth in the International and U.S. Wholesale apparel businesses, as well as support for the Company's lifestyle brand initiatives, will continue to drive expense increases, which will likely pressure operating margins.

        Interest expense for the first quarter of 2002 and 2001 was $0.2 million and $0.1 million, respectively. Other, net was $0.2 million of income in the first quarter of 2002, compared with $1.2 million of income in the first quarter of 2001. Other, net includes interest income of $0.3 million in the first quarter of 2002 and $0.7 million in the first quarter of 2001. The decrease in interest income reflects a reduction in interest rates, as average cash balances were higher in the first quarter of 2002 than in the first quarter of 2001. The remaining decrease was primarily due to less favorable intercompany foreign currency exchange impacts.

        Income before income taxes for the first quarter of 2002 decreased compared with the prior year due to the results of the U.S. Wholesale and Unallocated Corporate segments. The decrease in the U.S. Wholesale segment income was primarily due to the gross margin dollar impact from lower footwear revenue, as discussed previously. In the U.S. Consumer Direct segment, the increase in income was primarily due to the impact of supply chain cost improvements, less promotional activity and the mix of merchandise sold. Internationally, the increase was driven by a 16.1% constant dollar revenue increase, reflecting double-digit sales gains in Europe and the continued expansion of the Company's Asian business. The increase in the Unallocated Corporate loss was primarily due to costs incurred in support of company-wide activities. In the near term, the Company expects continued pressure on its operating margin, reflecting comparisons to strong prior year levels and negative business mix impacts related to the anticipated declines in the higher margin U.S. Boot business.

        The effective tax rate for the three months ended March 29, 2002 and March 30, 2001 was 35.5% and 34%, respectively. The increase in the rate (2002 is based upon the estimated rate for the year-ended December 2002) is primarily due to a combination of federal tax law changes, which reduced the tax benefits associated with the Company's Puerto Rico operations, and U.S. federal tax exempt Puerto Rico income comprising a lower percentage of consolidated income.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used by operations for the first quarter of 2002 was $16.2 million, compared with $56.1 million used during the same period in 2001. Cash used during the first quarter of 2002 was primarily due to normal seasonal spending on inventory, and payment of taxes, consistent with the prior year. Higher working capital at year-end 2001, compared with year-end 2000, was the principal cause of the decrease in cash used by operations in the first quarter of 2002, compared with 2001. For the 2002 first quarter, compared with 2001, inventory levels decreased 6.6% and accounts receivable decreased 5.0%, both comparable with the Company's revenue decrease. Quarterly inventory turns decreased to 3.3 times for the first quarter of 2002, compared with 3.5 times for the first quarter of 2001. On a 12 month rolling basis, inventory turns improved from 3.9 times for the first quarter of 2001 to 4.1 times for the first quarter of 2002. Days sales outstanding at March 29, 2002 were 49 days, compared with 47 days at March 30, 2001. Wholesale days sales outstanding increased to 56 days at March 29, 2002, from 50 days at March 30, 2001. Other working capital items were comparable to the prior year with the exception of accounts payable which decreased in 2002, compared with 2001, due to timing of receipts and payment of inventory.

        Net cash used by investing activities amounted to $2.4 million for the first quarter of 2002 and $5.3 million for the first quarter of 2001. Capital expenditures for the first quarter of 2002 were $2.7 million, compared with $4.2 million for the same period in 2001 (depreciation expense for the first quarter of 2002 and 2001 was $4.7 million and $4.2 million, respectively). The reduction in capital expenditures was primarily due to lower spending on retail expansion and timing of spending in manufacturing. Net cash used by financing activities was $17.3 million for the first quarter of 2002, compared with $16.5 million for the first quarter of 2001, reflecting stock repurchases of $20.2 million in both quarters.

        The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. The Company had no debt outstanding at March 29, 2002, December 31, 2001 and March 30, 2001.

        As of March 29, 2002, December 31, 2001 and March 30, 2001, the Company had letters of credit outstanding of $13.0 million, $39.0 million and $30.0 million, respectively.

        Management believes that the Company's capital needs for 2002 will be met through its current cash balances, cash flows from operations and its existing credit facilities, without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K for the year-ended December 31, 2001, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

NEW ACCOUNTING PRONOUNCEMENTS

        The Company adopted SFAS No. 141 and No. 142 in the first quarter of 2002. The impact of the adoption of those statements is discussed in Notes 4 and 5 to the Company's condensed consolidated financial statements.

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company in the first quarter of 2002. SFAS No. 144 has no impact on the Company's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's current policies and business practices regarding derivative instruments are consistent with its fiscal year-end 2001 Annual Report disclosure. At March 29, 2002, the Company had no short-term or long-term debt outstanding. The Company's foreign currency exposure is generated primarily from its European and Asian operating subsidiaries. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $13.0 million, compared with $10.0 million at March 30, 2001. The increase at March 29, 2002 is primarily due to the amount of foreign currency forward contracts held at March 29, 2002, compared to March 30, 2001 (see Note 6).

FORWARD-LOOKING INFORMATION

        The statements contained in this report, which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or business level for 2002 or any other future period, may be deemed to constitute forward- looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain factors. Such factors include, but are not limited to, the Company's ability to: (i) successfully market and sell its products in view of changing consumer trends, consumer acceptance of products, and economic and other factors affecting retail market conditions, including the events of September 11, 2001 and uncertainties related to the ongoing conflict; (ii) manage its foreign exchange rate risks; (iii) obtain adequate raw materials at competitive prices; and (iv) other factors, including those detailed from time to time in the Company's SEC reports, including its Annual Report on Form 10-K filed on March 28, 2002. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit	Description
None
  (b)
  Reports on Form 8-K—There were no reports on Form 8-K filed during the period covered by this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: May 9, 2002	/s/ BRIAN P. MCKEON Brian P. McKeon Senior Vice President and Chief Financial Officer
Date: May 9, 2002	/s/ DENNIS W. HAGELE Dennis W. Hagele Vice President-Finance and Corporate Controller (Chief Accounting Officer)

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
THE TIMBERLAND COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Amounts in Thousands, Except Per Share Data) (Unaudited)
THE TIMBERLAND COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
THE TIMBERLAND COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data) (Unaudited)
THE TIMBERLAND COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)