Form 10-Q
period 2002-06-28
TIMBERLAND CO
filed 2002-08-12
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        On July 26, 2002, 29,797,885 shares of the registrant's Class A Common Stock were outstanding and 7,711,185 shares of the registrant's Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q
TABLE OF CONTENTS

Page(s)
Part I Financial Information (unaudited)
Condensed Consolidated Balance Sheets — June 28, 2002 and December 31, 2001	1-2
Condensed Consolidated Statements of Income — For the three and six months ended June 28, 2002 and June 29, 2001	3
Condensed Consolidated Statements of Cash Flows — For the six months ended June 28, 2002 and June 29, 2001	4
Notes to Condensed Consolidated Financial Statements	5-8
Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
Part II Other Information	14-16

Part I Financial Information

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Dollars in Thousands)
(Unaudited)

	June 28, 2002	December 31, 2001
Current assets
Cash and equivalents	$72,276	$105,658
Accounts receivable, net of allowance for doubtful accounts of $7,531 at June 28, 2002 and $5,934 at December 31, 2001	113,032	132,751
Inventory	160,259	127,172
Prepaid expense	17,413	17,093
Deferred income taxes	24,955	19,822
Other assets	—	3,047

Total current assets	387,935	405,543

Property, plant and equipment	171,331	166,365
Less accumulated depreciation and amortization	(97,965)	(90,157)

Net property, plant and equipment	73,366	76,208
Excess of cost over fair value of net assets acquired, net	14,163	14,163
Other assets, net	9,243	8,698

Total assets	$484,707	$504,612

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	June 28, 2002	December 31, 2001
Current liabilities
Accounts payable	$42,684	$40,637
Accrued expense
Payroll and related	21,520	23,918
Other	43,248	42,611
Income taxes payable	6,894	21,336
Other liabilities	13,687	—

Total current liabilities	128,033	128,502

Deferred compensation	3,059	2,610
Deferred income taxes	10,249	9,349
Excess of fair value of acquired net assets over cost, net	—	4,913
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 41,068,227 shares issued at June 28, 2002 and 40,487,893 shares at December 31, 2001	411	405
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 7,711,185 shares issued and outstanding at June 28, 2002 and 7,911,185 shares issued and outstanding at December 31, 2001	77	79
Additional paid-in capital	136,679	125,648
Deferred compensation	(2,958)	(3,226)
Retained earnings	529,529	510,713
Accumulated other comprehensive loss	(14,238)	(9,372)
Less treasury stock at cost, 11,157,912 Class A shares at June 28, 2002 and 10,064,847 Class A shares at December 31, 2001	(306,134)	(265,009)

Total stockholders' equity	343,366	359,238

Total liabilities and stockholders' equity	$484,707	$504,612

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Revenue	$191,529	$200,851	$417,227	$446,280
Cost of goods sold	105,521	109,069	231,455	245,909

Gross profit	86,008	91,782	185,772	200,371

Operating expense
Selling	63,537	60,678	132,784	127,509
General and administrative	16,499	14,986	33,120	31,094
Amortization of goodwill	—	271	—	542

Total operating expense	80,036	75,935	165,904	159,145

Operating income	5,972	15,847	19,868	41,226

Other expense (income)
Interest expense	189	188	370	260
Other, net	(1,849)	(234)	(2,057)	(1,460)

Total other expense (income)	(1,660)	(46)	(1,687)	(1,200)

Income before income taxes	7,632	15,893	21,555	42,426

Provision for income taxes	2,709	5,404	7,652	14,425

Net income before cumulative effect of change in accounting principle	$4,923	$10,489	$13,903	$28,001

Cumulative effect of change in accounting principle	—	—	4,913	—

Net income	$4,923	$10,489	$18,816	$28,001

Earnings per share before cumulative effect of change in accounting principle
Basic	$0.13	$0.27	$0.37	$0.71

Diluted	$0.13	$0.26	$0.36	$0.69

Earnings per share after cumulative effect of change in accounting principle
Basic	$0.13	$0.27	$0.50	$0.71

Diluted	$0.13	$0.26	$0.49	$0.69

Weighted-average shares outstanding
Basic	37,710	39,276	37,854	39,368

Diluted	38,652	40,580	38,656	40,849

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Six Months Ended
	June 28, 2002	June 29, 2001
Cash flows from operating activities:
Net income	$18,816	$28,001
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	2,171	20
Depreciation and amortization	10,999	10,661
Cumulative effect of change in accounting principle	(4,913)	—
Tax benefit from stock option plans	3,599	6,530
Increase (decrease) in cash from changes in working capital items:
Accounts receivable	23,953	(18,759)
Inventory	(31,932)	(48,266)
Prepaid expense	536	(3,203)
Accounts payable	(978)	(2,806)
Accrued expense	(2,999)	(20,153)
Income taxes	(14,457)	(11,918)

Net cash provided (used) by operating activities	4,795	(59,893)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(6,389)	(10,695)
Other, net	786	(2,117)

Net cash used by investing activities	(5,603)	(12,812)

Cash flows from financing activities:
Net borrowings under short-term credit facilities	—	7,700
Common stock repurchases	(42,398)	(40,262)
Issuance of common stock	8,175	6,924

Net cash used by financing activities	(34,223)	(25,638)

Effect of exchange rate changes on cash	1,649	(1,691)

Net decrease in cash and equivalents	(33,382)	(100,034)
Cash and equivalents at beginning of period	105,658	114,852

Cash and equivalents at end of period	$72,276	$14,818

Supplemental disclosure of cash flow information:
Interest paid	$267	$153
Income taxes paid	16,323	20,158

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

1.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consist of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2001.

2.
The results of operations for the three and six months ended June 28, 2002 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.
Dilutive securities included in the calculation of diluted weighted-average shares were 942,550 and 1,304,245 for the second quarter of 2002 and 2001, respectively, and 801,988 and 1,480,431 for the first six months of 2002 and 2001, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 747,745 and 688,470 for the second quarter of 2002 and 2001, respectively, and 775,695 and 687,970 for the first six months of 2002 and 2001, respectively.

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

5.
In the second quarter of 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted this standard effective January 1, 2002. SFAS No. 142 requires the cessation of goodwill amortization and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. The provisions of this accounting standard require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed that transitional impairment test and has determined that no impairment of reported goodwill has occurred. A reconciliation of net income and earnings per share for the first three and six months of 2002 (after the cumulative effect of a change in accounting principle) to the previously reported amounts for the comparable periods, adjusted for the exclusion of goodwill amortization and net of the related income tax effect, follows:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Reported net income	$4,923	$10,489	$18,816	$28,001
Add: goodwill amortization, net of tax	—	179	—	358

Adjusted net income	$4,923	$10,668	$18,816	$28,359
Reported diluted earnings per share	$0.13	$0.26	$0.49	$0.69
Add: goodwill amortization, net of tax	—	—	—	—

Adjusted diluted earnings per share	$0.13	$0.26	$0.49	$0.69
Reported basic earnings per share	$0.13	$0.27	$0.50	$0.71
Add: goodwill amortization, net of tax	—	—	—	$0.01

Adjusted basic earnings per share	$0.13	$0.27	$0.50	$0.72

  There were no changes in the carrying amount of goodwill for the period ended June 28, 2002, compared with December 31, 2001.

        Information regarding the Company's other intangible assets follows:

	As of June 28, 2002			As of June 29, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Trademarks and related expenses	$6,456	$(3,103)	$3,353	$5,781	$(2,946)	$2,835

  Amortization expense for the second quarter of 2002 and 2001 was $292 and $251, respectively, and $575 and $492 for the first six months of 2002 and 2001, respectively. The estimated amortization for existing intangible assets as of June 28, 2002, for each of the five succeeding fiscal years is as follows: 2002: $1,170; 2003: $1,049; 2004: $825; 2005: $569; 2006: $269.

6.
In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as the Company sells goods in local currencies through its foreign subsidiaries. The Company has established policies and business practices to protect against the adverse effect of these exposures. Derivative instruments, specifically forward contracts, are used by the Company in its hedging of forecasted foreign currency transactions, typically for a period not greater than 24 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of June 28, 2002, the Company had forward contracts maturing at various dates through March, 2004 to buy and sell the equivalent of approximately $213,491 in foreign currencies at contracted rates. As of June 29, 2001, the Company had forward contracts maturing at various dates through 2002 to buy and sell the equivalent of approximately $82,208 in foreign currencies at contracted rates. The increase in the value of contracts held at June 28, 2002, compared with June 29, 2001, is the result of the Company hedging a larger percentage of its foreign currency exposure for the second half of 2002 than was hedged at June 29, 2001 for the second half of 2001. Additionally, the Company has elected to hedge a portion of its forecasted 2003 foreign currency exposure earlier in 2002 than was hedged at June 29, 2001 for 2002, as allowed by the Company's hedging policy. For the quarters ended June 28, 2002 and June 29, 2001, the Company recorded, in its income statement, hedging (losses)/gains of ($2,331) and $2,472, respectively, and for the year to date periods ended June 28, 2002 and June 29, 2001, hedging (losses)/gains of ($709) and $4,635, respectively.

7.
Business segment revenue, income (loss) before income taxes, total assets and goodwill for the three and six months ended June 28, 2002 and June 29, 2001 follow:

    For the Three Months Ended June 28, 2002 and June 29, 2001

2002	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
Revenue	$93,266	$32,613	$65,650	$—	$191,529
Income (loss) before income taxes	22,807	2,796	5,735	(23,706)	7,632
Total assets	172,686	28,402	144,594	139,025	484,707
Goodwill	6,804	794	6,565	—	14,163
2001
Revenue	$105,279	$36,271	$59,301	$—	$200,851
Income (loss) before income taxes	29,781	821	5,111	(19,820)	15,893
Total assets	220,656	32,963	121,393	75,142	450,154
Goodwill	6,943	810	7,253	—	15,006

    For the Six Months Ended June 28, 2002 and June 29, 2001

2002	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
Revenue	$183,531	$66,999	$166,697	$—	$417,227
Income (loss) before income taxes	45,952	4,368	23,625	(52,390)	21,555
2001
Revenue	$225,035	$71,034	$150,211	$—	$446,280
Income (loss) before income taxes	65,393	629	19,154	(42,750)	42,426

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

8.
Comprehensive income for the three and six months ended June 28, 2002 and June 29, 2001 follows:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Net income	$4,923	$10,489	$18,816	$28,001
Change in cumulative translation adjustment	6,333	(627)	5,468	(4,365)
Fair value of derivative financial instruments at January 1, 2001	—	—	—	577
Change in fair value of derivative financial instruments, net of taxes	(10,530)	(2,880)	(10,334)	3,965

Comprehensive income	$726	$6,982	$13,950	$28,178

9.
Inventory consisted of the following:

	June 28, 2002	December 31, 2001
Raw materials	$3,798	$4,958
Work-in-process	2,491	1,566
Finished goods	153,970	120,648

	$160,259	$127,172

10.
In February 2002, the Company issued 20,000 restricted shares of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. Those shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. Those restrictions lapsed immediately on one-third of the shares and lapse equally over the next two years for the remaining two-thirds of the shares. Upon issuance of this stock, based upon the market value of the shares at the date of the grant, compensation expense was recognized for the unrestricted shares and unearned compensation was charged to stockholders' equity for the restricted shares.

11.
The effective tax rate for the three and six months ended June 28, 2002 and June 29, 2001 was 35.5% and 34%, respectively. The increase in the rate (2002 is based upon the estimated rate for the year-ended December 2002) is primarily due to a combination of a federal tax law change, which reduced the tax benefits associated with the Company's Puerto Rico operations and to U.S. federal tax exempt Puerto Rico income comprising a lower percentage of consolidated income.

12.
In the second quarter of 2002, the Company recorded $13,687 in other liabilities on its balance sheet. That amount reflects the fair value of the Company's foreign exchange contracts, which hedge forecasted future economic exposure, as measured in accordance with SFAS No. 133. This was an asset in previous periods. It is a liability in the current period as each of the major currencies to which the Company is exposed (euro, pound, yen) significantly strengthened against the U.S. dollar during the second quarter, resulting in the Company's contract rates falling below current forward rates.

13.
On May 16, 2002, the Company's Board of Directors approved an additional repurchase of up to 4,000,000 shares of the Company's Class A Common Stock, in addition to the 583,000 shares remaining under the previous 4,000,000 share authorization. The Company may use repurchased shares to offset shares that may be issued under the Company's stock-based employee incentive plans, or for other purposes.

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

        The preparation of financial statements in accordance with generally accepted accounting principles requires assumptions and estimates that affect the reported amounts of assets and liabilities, disclosures in the financial statements and related notes and the reporting of revenue and expenses. Actual results could differ from these estimates. The accompanying management discussion is based upon a consistent application of accounting policies and methodology in developing assumptions and estimates. Some of the more important assumptions and estimates, which are consistently applied through the Company's internal accounting policies and procedures, are related to reserves for sales returns and allowances, excess and obsolete inventory and allowance for doubtful accounts receivable.

RESULTS OF OPERATIONS

SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

        Revenue for the second quarter of 2002 was $191.5 million, a decrease of $9.3 million, or 4.6%, compared with the $200.9 million in revenue reported for the second quarter of 2001.

        Domestic revenue for the second quarter of 2002 was $125.9 million, a decrease of $15.7 million, or 11.1%, compared with the same period in 2001. Domestic revenue represented 65.7% of total revenue for the second quarter of 2002, compared with 70.5% for the second quarter of 2001. The U.S. Wholesale segment revenue decreased 11.4% in the second quarter of 2002, compared with the same period in 2001, primarily due to declines in U.S. Boot sales, partially offset by increased footwear off-price sales. Overall, U.S. Wholesale footwear unit sales were comparable to the prior year. Sales results also reflected a reduction in apparel off-price sales, as the Company sees benefits from its efforts to improve the apparel forecasting and inventory management process. Overall, decreased U.S. Wholesale apparel off-price unit sales were partially offset by improved first quality unit sales. The Company expects that its efforts to strengthen trade profits and enhance brand equity, in part by restricting supply of boots, will limit the growth potential for the Company's U.S. Boot business in 2002, which will, in turn, pressure domestic revenue. The U.S. Consumer Direct segment revenue decreased 10.1%, compared with the same period in 2001, primarily due to a decrease in footwear and apparel unit sales, partially offset by an improvement in footwear average selling prices. These results reflect the Company's focus on reducing discounting in its retail operations. Comparable domestic retail and factory store sales decreased 13.2%. The Company will remain focused on disciplined inventory management, reducing discounting and pursuing the rollout of higher return new store formats.

        International segment revenue for the second quarter of 2002 was $65.7 million, an increase of $6.3 million, or 10.7%, compared with the second quarter of 2001. International revenue comprised 34.3% of total revenue for the second quarter of 2002, compared with 29.5% for the second quarter of 2001. The increase in revenue over the prior year was driven by double-digit revenue growth in Europe, primarily due to an increase in wholesale footwear and apparel and accessories unit sales and, to a lesser degree, the favorable impact of foreign exchange. In Asia, revenue declined primarily due to comparisons to the strong prior year sell-in of the Mountain Athletics™ by Timberland sub-brand products. On a constant dollar basis, International revenue increased 8.5%, compared with the same period in 2001.

        Footwear revenue for the second quarter of 2002 was $145.4 million, a decrease of $9.6 million, or 6.2%, compared with the same period in 2001. The decrease was primarily attributable to a reduction in U.S. Boot sales and, to a lesser degree, a decrease in U.S. Consumer Direct unit sales, both previously discussed. These decreases were partially offset by increases in European wholesale unit sales and U.S. Wholesale off-price sales and, to a lesser degree, the impact of foreign exchange. By category, the decrease was primarily attributable to Boots and, to a lesser degree, Outdoor Performance, partially offset by gains in Women's Casual and Kids' products. In total, footwear average selling prices decreased 5.0%, primarily due to changes in the mix of merchandise sold and to increased off-price sales, and unit sales decreased 1.2%, compared with the same period last year. As previously discussed, the Company expects limited growth potential for the Company's U.S. Boot business in 2002, which will, in turn, pressure footwear revenue.

        Apparel and accessories revenue for the second quarter of 2002 was $43.3 million, a decrease of $0.1 million, or 0.1%, compared with the same period in 2001. The decrease was primarily due to a reduction in U.S. Consumer Direct unit sales and, to a lesser degree, lower U.S. Wholesale off-price unit sales. These decreases were partially offset by unit sales increases internationally and in U.S. Wholesale first quality apparel, both of which the Company expects to continue into the second half of 2002. In total, apparel and accessories unit sales decreased 4.1% over the same period last year.

        Worldwide wholesale revenue for the second quarter of 2002 was $134.9 million, a decrease of $7.1 million, or 5.0%, compared with the same period in 2001. The decrease in revenue was primarily due to the reduction in U.S. Wholesale footwear revenue, as previously discussed, partially offset by increases in International footwear and apparel and accessories unit sales, the increase in U.S. Wholesale apparel and accessories first quality unit sales and, to a lesser degree, the impact of foreign exchange.

        Worldwide revenue from Company-owned retail and factory stores, along with the Company's e-commerce business, for the second quarter of 2002 was $56.6 million, a decrease of $2.2 million, or 3.7%, compared with the same period in 2001. The decrease was primarily due to a reduction in U.S. Consumer Direct footwear and apparel unit sales, partially offset by improvements in average selling prices, and, to a lesser degree, increases in European retail revenue. As previously discussed, the U.S. Consumer Direct performance reflects the Company's focus on reducing discounting in its retail operations. During the second quarter of 2002, the Company opened 3 retail stores and closed 2 retail stores, worldwide.

        Gross profit as a percentage of revenue for the second quarter of 2002 was 44.9%, a decrease of 0.8 percentage points from the 45.7% reported for the second quarter of 2001. The decrease in gross profit percentage was primarily due to pressure on U.S. Wholesale footwear margins, in part reflecting increased footwear off-price sales as part of ongoing inventory management efforts and, to a lesser degree, the impact of foreign currency. This was partially offset by improvements in leather prices and reduced U.S. Wholesale apparel off-price sales, along with improved product design, reduced discounting at retail and other cost saving initiatives across the supply chain. Under current conditions, the Company anticipates that the improvements in leather prices will continue in the second half of 2002 and that the unfavorable impact of foreign exchange and other gross margin pressures will continue throughout 2002.

        Operating expense was $80.0 million for the second quarter of 2002, up $4.1 million, or 5.4%, from the $75.9 million reported for the second quarter of 2001. Operating expense as a percentage of revenue for the second quarter of 2002 increased to 41.8%, from 37.8% for the second quarter of 2001. The dollar increase was primarily due to growth in international operations, which have a higher expense structure, and continued support of sales, marketing and product initiatives. Going forward, the Company expects that growth in the International and U.S. Wholesale apparel businesses, as well as support for the Company's lifestyle brand initiatives, will continue to drive expense increases, which will likely pressure operating margins.

        Other, net was $1.8 million of income in the second quarter of 2002, compared with $0.2 million of income in the second quarter of 2001. The increase was primarily due to the impact of the strengthening foreign exchange rates, versus the dollar, on the translation of intercompany balances.

Other, net includes interest income of $0.3 million in the second quarter of 2002 and $0.2 million in the second quarter of 2001. The increase in interest income reflects the impact of higher average cash balances in the second quarter of 2002, compared with the second quarter of 2001, partially offset by a reduction in interest rates. Interest expense for the second quarter of 2002 and 2001 was $0.2 million, comprised primarily of fees related to the establishment and maintenance of the Company's revolving credit facility.

        Income before income taxes for the second quarter of 2002, compared with the prior year, decreased in the U.S. Wholesale segment. The decrease was primarily due to lower footwear revenue, as previously discussed, on reduced gross margin rates and higher expense rates. The reduced gross margin rates were primarily due to increased off-price sales. The increased operating expenses were incurred in support of sales, marketing and product initiatives. The U.S. Consumer Direct segment increase in income was primarily due to improved gross margin rates, offsetting the reduction in revenue, as previously discussed. This income improvement reflects benefits from proactive strategies to improve margins through reduced discounting and lower product costs. Internationally, an 8.5% constant dollar revenue increase, with gains in both footwear and apparel and accessories, and double-digit gains in Europe, along with improved gross margin and expense rates, resulted in improved income. The increase in Unallocated Corporate was primarily due to costs incurred in support of company-wide activities. In the near term, the Company targets sustained operating margins despite continued pressure from negative business mix impacts, primarily related to the expected sales pressure on the higher margin U.S. Boot business, as previously discussed.

        The effective tax rate for the three and six months ended June 28, 2002 and June 29, 2001 was 35.5% and 34%, respectively. The increase in the rate (2002 is based upon the estimated rate for the year-ended December 2002) is primarily due to a combination of a federal tax law change, which reduced the tax benefits associated with the Company's Puerto Rico operations and to U.S. federal tax exempt Puerto Rico income comprising a lower percentage of consolidated income.

SIX MONTHS ENDED JUNE 28, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 29, 2001

        Revenue for the first six months of 2002 was $417.2 million, a decrease of $29.1 million, or 6.5%, from the $446.3 million reported for the comparable period in 2001. The U.S. Wholesale segment revenue decreased 18.4%, or $41.5 million, compared with the prior year. This decrease was primarily due to lower footwear unit sales and, to a lesser degree, lower footwear average selling prices, as previously discussed. The U.S. Consumer Direct segment decreased $4.0 million, or 5.7%, compared with the prior year primarily due to decreases in apparel and accessories unit sales and, to a lesser degree, footwear unit sales, partially offset by increased footwear average selling prices. Internationally, revenue increased $16.5 million, or 11.0%, compared with the prior year. This increase was primarily due to European wholesale footwear and apparel and accessories unit sales and, to a lesser degree, European retail unit sales, partially offset by the impact of foreign exchange. On a constant dollar basis, International segment revenue increased 13.1% over the comparable period in 2001.

        Gross profit as a percentage of revenue for the first six months of 2002 was 44.5%, compared with 44.9% for the comparable period in 2001. This decline in gross profit was primarily attributable to the impact of foreign exchange and increased U.S. Wholesale off-price sales in the second quarter, partially offset by the Company's cost saving initiatives, as previously discussed.

        Operating expense for the first six months of 2002 was $165.9 million, up $6.8 million, or 4.2%, from the $159.1 million reported for the comparable period in 2001. Operating expense, as a percentage of revenue, was 39.8% for the first six months of 2002, compared with 35.7% for the same period in 2001. The dollar increase was primarily due to the same reasons cited in the second quarter discussion.

        Income before income taxes for the first six months of 2002, compared with the prior year, declined in the U.S. Wholesale segment primarily due to a 19.6% decline in footwear revenue,

primarily unit sales, on improved gross margin rates and an increase in operating expense. The increase in income in the U.S. Consumer Direct segment was primarily due to improved gross margin rates, offsetting the reduction in revenue, reflecting benefits from proactive strategies to improve margins through reduced discounting and lower product costs, as previously discussed. The improvement in the International segment's income was primarily due to improved European gross margin rates on a 16.1% constant dollar revenue increase and, to a lesser degree, improved expense rates, partially offset by the impact of foreign exchange. The increase in Unallocated Corporate was primarily due to the same reasons cited in the second quarter discussion.

        Other, net was $2.1 million of income for the first six months of 2002, compared with $1.5 million of income for the same period in 2001. The increase was primarily due to the impact of the strengthening foreign exchange rates, versus the dollar, on the translation of intercompany balances. Other, net includes interest income of $0.6 million for the first six months of 2002 and $1.0 million for the same period in 2001. The decrease in interest income in the first six months of 2002, compared with the first six months of 2001, reflects the impact of a reduction in interest rates, partially offset by higher average cash balances. Interest expense for the first six months of 2002 and 2001 was $0.4 million and $0.3 million, respectively, comprised primarily of fees related to the establishment and maintenance of the Company's revolving credit facility.

        The effective tax rate for the six months ended June 28, 2002 and June 29, 2001 was 35.5% and 34%, respectively. The change in the effective tax rate is due to the same reasons cited in the second quarter discussion.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operations for the first six months of 2002 was $4.8 million, compared with $59.9 million used during the same period in 2001. Higher working capital at year-end 2001, compared with year-end 2000, along with disciplined inventory management, a lower receivables balance and lower payroll related accruals at year-end 2001 were the principal causes of the increase in cash from operations, compared with 2001. Cash used during the first six months of 2002 was primarily due to normal seasonal spending on inventory, and payment of taxes, consistent with the prior year. At June 28, 2002, compared with June 29, 2001, inventory levels decreased 11% and accounts receivable decreased 7% (consistent with the Company's revenue decrease). Quarterly inventory turns improved to 2.7 times for the second quarter of 2002, compared with 2.6 times for the second quarter of 2001. On a 12 month rolling basis, inventory turns improved from 3.8 times for the second quarter of 2001 to 4.0 times for the second quarter of 2002. Days sales outstanding at June 28, 2002 were 53 days, compared with 54 days at June 29, 2001. Wholesale days sales outstanding increased to 66 days at June 28, 2002, from 65 days at June 29, 2001.

        Net cash used by investing activities amounted to $5.6 million for the first six months of 2002 and $12.8 million for the first six months of 2001. Capital expenditures for the first six months of 2002 were $6.4 million, compared with $10.7 million for the same period in 2001 (depreciation expense for the first six months of 2002 and 2001 was $9.5 million and $8.8 million, respectively). The reduction in capital expenditures was primarily due to lower spending on retail expansion and other facility improvements. Net cash used by financing activities was $34.2 million for the first six months of 2002, compared with $25.6 million for the first six months of 2001, reflecting stock repurchases of $42.4 million in the first six months of 2002 and $40.3 million in the first six months of 2001. In the second quarter of 2002, the Company's Board of Directors approved an additional repurchase of up to 4,000,000 shares of the Company's Class A Common Stock (see Note 13).

        The Company has available unsecured revolving and committed lines of credit as sources of financing for its seasonal and other working capital requirements. The Company had no debt outstanding at June 28, 2002 and December 31, 2001. The Company had $7.7 million in notes payable outstanding at June 29, 2001.

        As of June 28, 2002, December 31, 2001 and June 29, 2001, the Company had letters of credit outstanding of $36.0 million, $39.0 million and $59.0 million, respectively.

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

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company in the first quarter of 2002. SFAS No. 144 had no impact on the Company's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's current policies and business practices regarding derivative instruments are consistent with its fiscal year-end 2001 Annual Report disclosure. At June 28, 2002, the Company had no short-term or long-term debt outstanding. At June 29, 2001, the Company had $7.7 million of short-term debt and no long-term debt outstanding. The Company's foreign currency exposure is generated primarily from its European and Asian operating subsidiaries. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $23.0 million, compared with $7.5 million at June 29, 2001. The increase at June 28, 2002 is due to the amount of foreign currency forward contracts held at June 28, 2002, compared with June 29, 2001 (see Notes 6 and 12).

FORWARD-LOOKING INFORMATION

        The statements contained in this report, which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or business level for 2002 or any other future period, may be deemed to constitute forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain factors. Such factors include, but are not limited to, the Company's ability to: (i) successfully market and sell its products in view of changing consumer trends, consumer acceptance of products, and economic and other factors affecting retail market conditions, including the events of September 11, 2001 and uncertainties related to the ongoing conflict; (ii) manage its foreign exchange rate risks; (iii) obtain adequate raw materials at competitive prices; and (iv) other factors, including those detailed from time to time in the Company's SEC reports, including its Annual Report on Form 10-K filed on March 28, 2002. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Company held its Annual Meeting of Stockholders on May 16, 2002 (the "Annual Meeting").

  (b)
  At the Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Robert M. Agate	25,848,433	140,513
John F. Brennan	25,847,733	141,213
Abraham Zaleznik	25,847,548	141,398

        The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:

Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Sidney W. Swartz	104,960,483	140,313
Jeffrey B. Swartz	104,959,638	141,158
John E. Beard	104,867,780	233,016
Ian W. Diery	104,960,483	140,313
John A. Fitzsimmons	104,960,483	140,313
Virginia H. Kent	104,960,483	140,313
Bill Shore	104,959,638	141,158

        There were no abstentions or broker non-votes with respect to the election of the director nominees.

        The holders of Class A Common Stock and the holders of Class B Common Stock, voting together as a single class, approved a proposal to approve the material terms of the performance goals for the Company's 1997 Incentive Plan, as amended. A total of 102,804,013 votes were cast in favor, 2,264,356 votes were cast against, and 32,426 votes were abstentions. There was 1 broker non-vote with respect to this proposal.

Item 5. Other Information

        Accompanying this Form 10Q are the certificates of the Chief Executive Officer and the Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit 99.1—	CEO certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2—	CFO certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: August 12, 2002	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President-Finance and Administration, Chief Financial Officer
Date: August 12, 2002	/s/ DENNIS W. HAGELE Dennis W. Hagele Vice President-Finance, Corporate Controller and Chief Accounting Officer

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