Form 10-Q
period 2002-09-27
TIMBERLAND CO
filed 2002-11-08
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        On October 25, 2002, 29,137,948 shares of the registrant's Class A Common Stock were outstanding and 7,711,185 shares of the registrant's Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q
TABLE OF CONTENTS

Page(s)
Part I Financial Information (unaudited)
Item 1. Financial Statements
Condensed Consolidated Balance Sheets — As of September 27, 2002 and December 31, 2001	1-2
Condensed Consolidated Statements of Income — For the three and nine months ended September 27, 2002 and September 28, 2001	3
Condensed Consolidated Statements of Cash Flows — For the nine months ended September 27, 2002 and September 28, 2001	4
Notes to Condensed Consolidated Financial Statements	5-8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14
Part II Other Information
Item 5. Other Information	15
Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16
Section 302 Certifications	17-18
Exhibits

Part I Financial Information

Item 1. Financial Statements

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Dollars in Thousands)
(Unaudited)

	September 27, 2002	December 31, 2001
Current assets
Cash and equivalents	$20,003	$105,658
Accounts receivable, net of allowance for doubtful accounts of $8,715 at September 27, 2002 and $5,934 at December 31, 2001	251,803	132,751
Inventory	171,167	127,172
Prepaid expense	18,374	17,093
Deferred income taxes	21,962	19,822
Other assets	—	3,047

Total current assets	483,309	405,543

Property, plant and equipment	173,866	166,365
Less accumulated depreciation and amortization	(100,066)	(90,157)

Net property, plant and equipment	73,800	76,208

Excess of cost over fair value of net assets acquired, net	14,163	14,163
Other assets, net	8,883	8,698

Total assets	$580,155	$504,612

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	September 27, 2002	December 31, 2001
Current liabilities
Accounts payable	$61,824	$40,637
Accrued expense
Payroll and related	33,901	23,918
Other	65,340	42,611
Income taxes payable	29,615	21,336
Other liabilities	5,486	—

Total current liabilities	196,166	128,502

Deferred compensation	2,812	2,610
Deferred income taxes	11,268	9,349
Excess of fair value of acquired net assets over cost, net	—	4,913
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 41,176,607 shares issued at September 27, 2002 and 40,487,893 shares at December 31, 2001	412	405
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 7,711,185 shares issued and outstanding at September 27, 2002 and 7,911,185 shares issued and outstanding at December 31, 2001	77	79
Additional paid-in capital	138,951	125,648
Deferred compensation	(2,694)	(3,226)
Retained earnings	578,695	510,713
Accumulated other comprehensive loss	(9,396)	(9,372)
Less treasury stock at cost, 11,985,412 Class A shares at September 27, 2002 and 10,064,847 Class A shares at December 31, 2001	(336,136)	(265,009)

Total stockholders' equity	369,909	359,238

Total liabilities and stockholders' equity	$580,155	$504,612

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Revenue	$416,641	$396,219	$833,868	$842,499
Cost of goods sold	233,801	221,645	465,256	467,555

Gross profit	182,840	174,574	368,612	374,944

Operating expense
Selling	86,099	82,673	218,883	210,180
General and administrative	19,761	16,357	52,880	47,452
Amortization of goodwill	—	271	—	814

Total operating expense	105,860	99,301	271,763	258,446

Operating income	76,980	75,273	96,849	116,498

Other expense (income)
Interest expense	263	798	633	1,059
Other, net	491	946	(1,565)	(514)

Total other expense (income)	754	1,744	(932)	545

Income before income taxes	76,226	73,529	97,781	115,953

Provision for income taxes	27,060	25,000	34,712	39,424

Net income before cumulative effect of change in accounting principle	$49,166	$48,529	$63,069	$76,529

Cumulative effect of change in accounting principle	—	—	4,913	—

Net income	$49,166	$48,529	$67,982	$76,529

Earnings per share before cumulative effect of change in accounting principle
Basic	$1.33	$1.25	$1.68	$1.95

Diluted	$1.30	$1.22	$1.64	$1.89

Earnings per share after cumulative effect of change in accounting principle
Basic	$1.33	$1.25	$1.81	$1.95

Diluted	$1.30	$1.22	$1.77	$1.89

Weighted-average shares outstanding
Basic	37,099	38,953	37,600	39,230

Diluted	37,838	39,912	38,349	40,536

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended
	September 27, 2002	September 28, 2001
Cash flows from operating activities:
Net income	$67,982	$76,529
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	3,067	(1,953)
Depreciation and amortization	16,499	15,962
Cumulative effect of change in accounting principle	(4,913)	—
Tax benefit from stock option plans	4,585	7,381
Increase (decrease) in cash from changes in working capital items:
Accounts receivable	(112,652)	(152,506)
Inventory	(42,967)	(52,650)
Prepaid expense	(690)	(3,906)
Accounts payable	16,941	2,702
Accrued expense	31,024	4,841
Income taxes	8,198	11,013

Net cash used by operating activities	(12,926)	(92,587)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(11,704)	(16,174)
Other, net	324	(1,794)

Net cash used by investing activities	(11,380)	(17,968)

Cash flows from financing activities:
Net borrowings under short-term credit facilities	—	65,000
Common stock repurchases	(72,400)	(60,336)
Issuance of common stock	9,464	7,795

Net cash provided (used) by financing activities	(62,936)	12,459

Effect of exchange rate changes on cash	1,587	(1,004)

Net decrease in cash and equivalents	(85,655)	(99,100)
Cash and equivalents at beginning of period	105,658	114,852

Cash and equivalents at end of period	$20,003	$15,752

Supplemental disclosure of cash flow information:
Interest paid	$438	$506
Income taxes paid	$18,781	$23,178

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

2.
The results of operations for the three and nine months ended September 27, 2002 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.
Dilutive securities included in the calculation of diluted weighted-average shares were 738,806 and 959,280 for the third quarter of 2002 and 2001, respectively, and 749,359 and 1,306,714 for the first nine months of 2002 and 2001, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 818,780 and 840,930 for the third quarter of 2002 and 2001, respectively, and 807,680 and 703,430 for the first nine months of 2002 and 2001, respectively.

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

5.
In the second quarter of 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted this standard effective January 1, 2002. SFAS No. 142 requires the cessation of goodwill amortization and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. The provisions of this accounting standard require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed that transitional impairment test and has determined that no impairment of reported goodwill has occurred. Had goodwill not been amortized in 2001, the Company's net income, diluted earnings per share and basic earnings per share (after the cumulative effect of a change in accounting principle) for the three months ended September 28, 2001 would have been $48,708, $1.22 and $1.25, respectively, and for the nine months ended September 28, 2001 would have been $77,066, $1.90 and $1.96, respectively. There were no changes in the carrying amount of goodwill for the period ended September 27, 2002, compared with December 31, 2001.

  Information regarding the Company's other intangible assets follows:

	As of September 27, 2002			As of September 28, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Trademarks and related expenses	$6,878	$(3,414)	$3,464	$6,197	$(3,217)	$2,980

  Amortization expense for the third quarter of 2002 and 2001 was $311 and $271, respectively, and $886 and $763 for the first nine months of 2002 and 2001, respectively. The estimated amortization for existing intangible assets as of September 27, 2002, for each of the five succeeding fiscal years is as follows: 2002: $1,212; 2003: $1,133; 2004: $909; 2005: $654; 2006: $354.

6.
In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as the Company sells goods in local currencies through its foreign subsidiaries. Derivative instruments, specifically forward contracts, are used by the Company in its hedging of forecasted foreign currency transactions, typically for a period not greater than 24 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of September 27, 2002, the Company had forward contracts maturing at various dates through March, 2004 to buy and sell the equivalent of approximately $228,300 in foreign currencies at contracted rates. As of September 28, 2001, the Company had forward contracts maturing at various dates through 2002 to buy and sell the equivalent of approximately $121,000 in foreign currencies at contracted rates. The increase in the value of contracts held at September 27, 2002, compared with September 28, 2001, is the result of the Company hedging a larger percentage of its foreign currency exposure for the fourth quarter of 2002 than was hedged at September 28, 2001 for the fourth quarter of 2001. Additionally, the Company has elected to hedge a portion of its forecasted 2003 foreign currency exposure earlier in 2002 than was hedged at September 28, 2001 for 2002, as permitted in accordance with the Company's hedging policy. For the quarters ended September 27, 2002 and September 28, 2001, the Company recorded, in its income statement, after tax hedging (losses)/gains of $(3,716) and $808, respectively, and for the year to date periods ended September 27, 2002 and September 28, 2001, after tax hedging (losses)/gains of $(4,173) and $3,714, respectively.

7.
Business segment revenue, income (loss) before income taxes, total assets and goodwill for the three and nine months ended September 27, 2002 and September 28, 2001 follow:

    For the Three Months Ended September 27, 2002 and September 28, 2001

2002	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
Revenue	$227,695	$45,419	$143,527	$—	$416,641
Income (loss) before income taxes	76,606	5,468	30,302	(36,150)	76,226
Total assets	257,780	30,968	206,104	85,303	580,155
Goodwill	6,804	794	6,565	—	14,163
2001
Revenue	$226,132	$52,448	$117,639	$—	$396,219
Income (loss) before income taxes	81,053	7,036	21,993	(36,553)	73,529
Total assets	300,239	34,689	176,288	81,518	592,734
Goodwill	6,873	802	6,909	—	14,584

    For the Nine Months Ended September 27, 2002 and September 28, 2001

2002	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
Revenue	$411,226	$112,418	$310,224	$—	$833,868
Income (loss) before income taxes	122,558	9,836	53,927	(88,540)	97,781
2001
Revenue	$451,167	$123,482	$267,850	$—	$842,499
Income (loss) before income taxes	146,446	7,665	41,147	(79,305)	115,953

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

8.
Comprehensive income for the three and nine months ended September 27, 2002 and September 28, 2001 follows:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 27, 2002	Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001
Net income	$49,166	$48,529	$67,982	$76,529
Change in cumulative translation adjustment	(247)	(1,171)	5,221	(995)
Fair value of derivative financial instruments at January 1, 2001	—	—	—	577
Change in fair value of derivative financial instruments, net of taxes	5,085	(3,702)	(5,245)	263

Comprehensive income	$54,004	$43,656	$67,958	$76,374

  For the quarters ended September 27, 2002 and September 28, 2001, the after tax hedging (losses)/gains reclassified to earnings were $(3,960) and $1,140, respectively, and for the year to date periods ended September 27, 2002 and September 28, 2001, the after tax hedging (losses)/gains were $(3,651) and $4,899, respectively.

9.
Inventory consisted of the following:

	September 27, 2002	December 31, 2001
Raw materials	$5,015	$4,958
Work-in-process	1,978	1,566
Finished goods	164,174	120,648

	$171,167	$127,172

10.
In February 2002, the Company issued 20,000 restricted shares of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. These shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. These restrictions lapsed immediately on one-third of the shares and lapse equally over the next two years for the remaining two-thirds of the shares. Upon issuance of this stock, based upon the market value of the shares at the date of the grant, compensation expense was recognized for the unrestricted shares and unearned compensation was charged to stockholders' equity for the restricted shares.

  In October 2002, the Company issued 25,000 restricted shares of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. These shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. These restrictions lapse equally over the next three years. In the fourth quarter of 2002, based upon the market value of the shares at the date of the grant, unearned compensation will be charged to stockholders' equity for the restricted shares.

11.
The effective tax rate for the three and nine months ended September 27, 2002 and September 28, 2001 was 35.5% and 34%, respectively. The increase in the rate (2002 is based upon the estimated rate for the year-ended December 2002) is primarily due to a combination of a federal tax law change, which reduced the tax benefits associated with the Company's Puerto Rico operations and to U.S. federal tax exempt Puerto Rico income comprising a lower percentage of consolidated income.

12.
On September 27, 2002, the Company had $5,486 in other liabilities and other comprehensive income on its balance sheet. That amount reflects the fair value of the Company's foreign exchange contracts, which hedge forecasted future economic exposure, as measured in accordance with SFAS No. 133. It is a liability in the current period as the Company's current contract rates are below current forward foreign exchange rates.

13.
On May 16, 2002, the Company's Board of Directors approved an additional repurchase of up to 4,000,000 shares of the Company's Class A Common Stock. The Company has repurchased 244,300 shares under this new authorization. The Company may use repurchased shares to offset shares that may be issued under the Company's stock-based employee incentive plans, or for other purposes.

14.
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit or disposal activities initiated after December 31, 2002.

ITEM 2.

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

RESULTS OF OPERATIONS

THIRD QUARTER 2002 COMPARED WITH THIRD QUARTER 2001

        Revenue for the third quarter of 2002 was $416.6 million, an increase of $20.4 million, or 5.2%, compared with the $396.2 million in revenue reported for the third quarter of 2001.

        Domestic revenue for the third quarter of 2002 was $273.1 million, a decrease of $5.5 million, or 2.0%, compared with the same period in 2001. Domestic revenue represented 65.6% of total revenue for the third quarter of 2002, compared with 70.3% for the third quarter of 2001. The U.S. Wholesale segment revenue increased 1.0% in the third quarter of 2002, compared with the same period in 2001, primarily due to increased footwear unit sales and, to a lesser degree, apparel and accessories unit sales, partially offset by a reduction in footwear average selling prices. The decrease in footwear average selling prices was primarily due to mix of merchandise sold and, to a lesser degree, an increase in off-price sales in a difficult market. The Company expects that current economic conditions, as well as proactive strategies to control the supply of boot products, will continue to pressure domestic wholesale revenue growth in the fourth quarter of 2002. The U.S. Consumer Direct segment revenue decreased 13.4%, compared with the same period in 2001, primarily due to a decrease in both footwear and apparel and accessories unit sales and average selling prices. On a comparable basis, domestic retail and factory store sales decreased 12.3%. These decreases reflect weak back to school mall traffic, aggressive competitive promotions and overall weakness in the U.S. retail climate. Given current economic conditions, the Company will limit new U.S. store additions in the near-term and focus on enhancing returns at current locations.

        International segment revenue for the third quarter of 2002 was $143.5 million, an increase of $25.9 million, or 22.0%, compared with the third quarter of 2001. International revenue comprised 34.4% of total revenue for the third quarter of 2002, compared with 29.7% for the third quarter of 2001. The increase in revenue over the prior year was driven by an increase in European wholesale footwear and apparel unit sales, the impact of foreign exchange and, to a lesser degree, retail unit sales. Geographically, revenue increases were driven by double-digit gains in Italy, Spain and Germany. Asia had modest growth for the quarter. On a constant dollar basis, International revenue increased 13.7%, compared with the same period in 2001.

        Footwear revenue for the third quarter of 2002 was $315.3 million, an increase of $10.3 million, or 3.4%, compared with the same period in 2001. The increase was primarily attributable to an increase in U.S. Wholesale unit sales and, to a lesser degree, European unit sales and the impact of foreign exchange. These increases were partially offset by a decrease in U.S. Wholesale average selling prices, as discussed previously. In total, unit sales increased 11.9% and footwear average selling prices decreased 7.7%, compared with the same period last year. By category, worldwide increases in Kids', Timberland PRO and Men's and Women's Casual were partially offset by reductions in the U.S. boot business, as previously discussed, and, to a lesser degree, Outdoor Performance.

        Apparel and accessories revenue for the third quarter of 2002 was $95.9 million, an increase of $9.0 million, or 10.4%, compared with the same period in 2001. The increase was primarily due to double-digit revenue gains in the Company's International and U.S. Wholesale businesses. These gains were driven by an increase in unit sales and, to a lesser degree, the impact of foreign exchange. In total, apparel and accessories unit sales increased 7.4% and average selling prices increased 2.9% over the same period last year.

        Worldwide wholesale revenue for the third quarter of 2002 was $343.7 million, an increase of $23.2 million, or 7.3%, compared with the same period in 2001. The increase in revenue was primarily due to U.S. footwear unit sales and, to a lesser degree, European footwear unit sales, worldwide apparel and accessories unit sales and the impact of foreign exchange. These increases were partially offset by a decline in U.S. footwear average selling prices, as previously discussed.

        Worldwide revenue from Company-owned retail and factory stores, along with the Company's e-commerce business, for the third quarter of 2002 was $73.0 million, a decrease of $2.8 million, or 3.7%, compared with the same period in 2001. The decrease was primarily due to a decline in U.S. Consumer Direct unit sales and average selling prices, as discussed previously, partially offset by increased International revenue and, to a lesser degree, the impact of foreign exchange. During the third quarter of 2002, the Company opened 13 retail stores and closed 1 retail store, worldwide. As previously discussed, given current economic conditions, the Company will limit new U.S. store additions in the near-term and focus on enhancing returns at current locations.

        The Company is currently experiencing, and expects to experience, impacts related to the recent closure of West Coast ports, due to a work stoppage. The majority of the product the Company sells in the U.S. moves through these ports. Due to the transportation backlog in the ports, the Company expects to incur increased costs to secure alternative delivery methods for the holiday season. The Company also expects delivery delays which may result in lost revenue potential. Since the labor issues leading to the port closures have not yet been resolved, it is unclear when the current backlog will be eliminated and the ports will return to normal operation. The Company will continue to seek alternative methods of delivery as part of its contingency planning.

        The Company expects that the combined impacts of the work stoppage, soft U.S. market conditions and proactive strategies to control U.S. boot supply will limit overall revenue growth and pressure operating margins in the fourth quarter of 2002.

        Gross profit as a percentage of revenue for the third quarter of 2002 was 43.9%, a decrease of 0.2 percentage points from the 44.1% reported for the third quarter of 2001. The decrease in gross profit percentage was primarily due to higher levels of U.S. Wholesale footwear off-price sales and the year over year impact of foreign currency hedging, partially offset by cost savings initiatives across the supply chain and a 60 basis point benefit from lower leather costs. Under current conditions, the Company expects that the unfavorable impact of foreign currency hedging and other gross margin pressures, including the aforementioned work stoppage in West Coast ports, will continue throughout 2002.

        Operating expense was $105.9 million for the third quarter of 2002, up $6.6 million, or 6.6%, from the $99.3 million reported for the third quarter of 2001. Operating expense as a percentage of revenue for the third quarter of 2002 increased to 25.4%, from 25.1% for the third quarter of 2001. The dollar increase was primarily due to continued support of strategic growth initiatives and to growth in

International operations, which have had significant revenue growth and maintain higher operating expense structures. Going forward, the Company expects that growth in the International and U.S. Wholesale apparel businesses, as well as support for the Company's lifestyle brand initiatives, will continue to drive expense increases, which will likely pressure operating margins.

        Other, net was $0.5 million of expense in the third quarter of 2002, compared with $0.9 million of expense in the third quarter of 2001. The improvement was primarily due to lower foreign currency related charges. Other, net includes interest income of $0.2 million and $0.1 million in the third quarter of 2002 and 2001, respectively. Interest expense, which is comprised of fees related to the establishment and maintenance of the Company's revolving credit facility and to interest paid on short term borrowings, was $0.3 million in the third quarter of 2002, compared with $0.8 million for the prior year. The reduction in charges in the third quarter of 2002 was due to lower average borrowings at lower interest rates.

        Income before income taxes for the third quarter of 2002, compared with the prior year, decreased in the U.S. Wholesale segment. Although revenue improved by 0.7% and operating expense rates were comparable to the prior year, reduced gross margin rates, resulting primarily from higher off-price sales, generated the decrease. The U.S. Consumer Direct segment decrease in income was primarily due to the 13.4% revenue decline, as discussed previously. Internationally, the 13.7% constant dollar revenue increase, with gains in both footwear and apparel and accessories, drove the improvement in income. Additionally, Europe had improved gross margin and expense rates, which were partially offset by the year over year impact of foreign currency hedging. Unallocated Corporate remained nearly equal to last year. The Company expects business mix impacts, primarily related to the expected sales pressure on the higher margin U.S. boot business, and foreign currency hedging to continue to have a negative effect on income before income taxes in the fourth quarter of 2002, along with the aforementioned impact of the work stoppage in the West Coast ports.

        The effective tax rate for the three and nine months ended September 27, 2002 and September 28, 2001 was 35.5% and 34%, respectively. The increase in the rate (2002 is based upon the estimated rate for the year-ended December 2002) is primarily due to a combination of a federal tax law change, which reduced the tax benefits associated with the Company's Puerto Rico operations and to U.S. federal tax exempt Puerto Rico income comprising a lower percentage of consolidated income.

NINE MONTHS ENDED SEPTEMBER 27, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 28, 2001

        Revenue for the first nine months of 2002 was $833.9 million, a decrease of $8.6 million, or 1.0%, from the $842.5 million reported for the comparable period in 2001. The U.S. Wholesale segment revenue decreased 8.9%, or $39.9 million, compared with the prior year. This decrease was primarily due to a reduction in boot sales, which also reduced average selling prices. The U.S. Consumer Direct segment revenue decreased $11.1 million, or 9.0%, compared with the prior year primarily due to decreases in apparel and accessories unit sales and, to a lesser degree, footwear unit sales. Internationally, revenue increased $42.4 million, or 15.8%, compared with the prior year. This increase was primarily due to European wholesale footwear and apparel and accessories unit sales and, to a lesser degree, International retail unit sales and the impact of foreign exchange. On a constant dollar basis, International segment revenue increased 13.4% over the comparable period in 2001.

        Gross profit as a percentage of revenue for the first nine months of 2002 was 44.2%, compared with 44.5% for the comparable period in 2001. This decline in gross profit was primarily attributable to the year over year impact of foreign currency hedging and increased U.S. Wholesale footwear off-price sales. These decreases were partially offset by the Company's cost savings initiatives and a 30 basis point reduction in leather costs, compared with the prior year.

        Operating expense for the first nine months of 2002 was $271.8 million, up $13.3 million, or 5.2%, from the $258.4 million reported for the comparable period in 2001. Operating expense, as a percentage of revenue, was 32.6% for the first nine months of 2002, compared with 30.7% for the same period in 2001. The dollar increase was primarily due to the same reasons cited in the third quarter discussion.

        Income before income taxes for the first nine months of 2002, compared with the prior year, declined in the U.S. Wholesale segment primarily due to a 10.1% decline in footwear revenue, largely in boots, on reduced gross margin rates, primarily related to increased off-price sales, and an increase in operating expense. The increase in income in the U.S. Consumer Direct segment was primarily due to improved gross margin rates, reflecting benefits from proactive strategies to improve margins through reduced discounting, and lower product costs. This improvement was partially offset by the reduction in revenue and higher expenses. The improvement in the International segment's income was primarily due to improved European gross margin rates on a 16.3% constant dollar revenue increase and improved expense rates, partially offset by the year over year impact of foreign currency hedging. The increase in Unallocated Corporate was primarily due to costs incurred in support of company-wide activities.

        Other, net was $1.6 million of income for the first nine months of 2002, compared with $0.5 million of income for the same period in 2001. The increase was primarily due to the impact of the strengthening foreign exchange rates, versus the dollar, on the translation of intercompany balances. Other, net includes interest income of $0.8 million for the first nine months of 2002 and $1.1 million for the same period in 2001. The decrease in interest income in the first nine months of 2002, compared with the first nine months of 2001, reflects the impact of a reduction in interest rates, partially offset by higher average cash balances. Interest expense for the first nine months of 2002 and 2001 was $0.6 million and $1.1 million, respectively. The reduction in charges in 2002 was due to lower average borrowings at lower interest rates.

        The effective tax rate for the nine months ended September 27, 2002 and September 28, 2001 was 35.5% and 34%, respectively. The change in the effective tax rate is due to the same reasons cited in the third quarter discussion.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used by operations for the first nine months of 2002 was $12.9 million, compared with $92.6 million used during the same period in 2001. Higher working capital at year-end 2001, compared with year-end 2000, along with disciplined inventory management and a lower receivables balance were the principal causes for the decrease in cash used by operations. The increase in cash from accruals was primarily related to operating expense growth, lower payroll related accruals at year-end 2001 and accrued hedging contract losses whose trades had not yet settled. The increase in cash from accounts payable was primarily related to inventory purchases, some of which are now on open account compared with letter of credit last year, and the timing of inventory receipt and payments. On an absolute basis, cash used during the first nine months of 2002 was primarily related to normal seasonal spending on inventory and increased receivables related to the sales volume in the Company's third quarter, partially offset by the aforementioned benefits from increases in accruals and accounts payable.

        At September 27, 2002, compared with September 28, 2001, inventory levels decreased 7.1% and accounts receivable decreased 2.4%. Quarterly inventory turns improved to 5.3 times for the third quarter of 2002, compared with 4.5 times for the third quarter of 2001. On a 12 month rolling basis, inventory turns improved from 3.9 times for the third quarter of 2001 to 4.2 times for the third quarter of 2002. Days sales outstanding at September 27, 2002 were 54 days, compared with 59 days at September 28, 2001. Wholesale days sales outstanding decreased to 60 days at September 27, 2002, from 66 days at September 28, 2001.

        Net cash used by investing activities amounted to $11.4 million for the first nine months of 2002 and $18.0 million for the first nine months of 2001. Capital expenditures for the first nine months of 2002 were $11.7 million, compared with $16.2 million for the same period in 2001 (depreciation expense for the first nine months of 2002 and 2001 was $14.3 million and $12.9 million, respectively). The reduction in capital expenditures was primarily due to lower spending on retail expansion, facility improvements and information services. Net cash used by financing activities was $62.9 million for the first nine months of 2002, compared with $12.5 million provided for the first nine months of 2001. The year over year decline is primarily due to the fact that, at September 28, 2001, the Company had $65.0 million in notes payable while at September 27, 2002, the Company had no notes payable. Additionally, cash flows from investing activities reflect stock repurchases of $72.4 million in the first nine months of 2002 and $60.3 million in the first nine months of 2001. In the second quarter of 2002, the Company's Board of Directors approved an additional repurchase of up to 4,000,000 shares of the Company's Class A Common Stock (see Note 13).

        The Company has available unsecured revolving, committed and uncommitted lines of credit as sources of financing for its seasonal and other working capital requirements. The Company had no debt outstanding at September 27, 2002 and December 31, 2001. The Company had $65.0 million in notes payable outstanding at September 28, 2001.

        As of September 27, 2002, December 31, 2001 and September 28, 2001, the Company had letters of credit outstanding of $22.0 million, $39.0 million and $60.0 million, respectively. The reduction in letters of credit was primarily due to the transitioning of numerous inventory vendors to open account.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit or disposal activities initiated after December 31, 2002.

FORWARD-LOOKING INFORMATION

        The statements contained in this report, which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or business level for 2002 or any other future period, may be deemed to constitute forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain factors. Such factors include, but are not limited to, the Company's ability to: (i) successfully market and sell its products in view of changing consumer trends, consumer acceptance of products, and economic and other factors affecting retail market conditions, including the global economic and political uncertainties resulting from the continuing war on terrorism and uncertainties related to the unresolved issues that resulted in the recent work stoppage in West Coast ports; (ii) manage its foreign exchange rate risks; (iii) obtain adequate raw materials at competitive prices; and (iv) other factors, including those detailed from time to time in the Company's Securities and Exchange Commission reports, including its Annual Report on Form 10-K filed on March 28, 2002. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's current policies and business practices regarding derivative instruments are consistent with its fiscal year-end 2001 Annual Report disclosure. At September 27, 2002 and December 31, 2001, the Company had no short-term or long-term debt outstanding. At September 28, 2001, the Company had $65.0 million of short-term debt outstanding and no long-term debt outstanding. The Company's foreign currency exposure is generated primarily from its European and Asian operating subsidiaries. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $23.6 million, compared with $12.0 million at September 28, 2001. The increase at September 27, 2002 is due to the amount of foreign currency forward contracts held at September 27, 2002, compared with September 28, 2001 (see Notes 6 and 12).

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation as of a date within 90 days of the filing date of this interim report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date of their evaluation.

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

  Accompanying this Form 10-Q are the certifications of the Chief Executive Officer and the Chief Financial Officer, required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

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

THE TIMBERLAND COMPANY (Registrant)
Date: November 8, 2002	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President—Finance and Administration, Chief Financial Officer
Date: November 8, 2002	/s/ JOHN D. CRIMMINS John D. Crimmins Corporate Controller and Chief Accounting Officer

CERTIFICATIONS

        I, Jeffrey B. Swartz, Chief Executive Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Timberland Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz Chief Executive Officer

CERTIFICATIONS

        I, Brian P. McKeon, Chief Financial Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Timberland Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ BRIAN P. MCKEON Brian P. McKeon Chief Financial Officer

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
THE TIMBERLAND COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Amounts in Thousands, Except Per Share Data) (Unaudited)
THE TIMBERLAND COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
THE TIMBERLAND COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Data) (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURES
  CERTIFICATIONS
  CERTIFICATIONS