Form 10-K
period 2002-12-31
TIMBERLAND CO
filed 2003-03-27
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was approximately $675,981,894 on June 28, 2002, which was the last business day of the Company's second fiscal quarter in 2002. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the Company. See Item 12 of this Form 10-K. 28,471,729 shares of Class A Common Stock and 7,561,185 shares of Class B Common Stock of the Company were outstanding on February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Company's Annual Report to security holders for the fiscal year ended December 31, 2002 are incorporated by reference in Part I, Item 1, and Part II, Items 5, 6, 7, 7A and 8, of this Form 10-K. Portions of the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

        The Timberland Company was incorporated in Delaware on December 20, 1978. It is the successor to the Abington Shoe Company, which was incorporated in Massachusetts in 1933. We refer to The Timberland Company, together with its subsidiaries, as "Timberland" or the "Company."

        The Company designs, develops, engineers, markets and distributes, under the Timberland® and Timberland PRO™ brands, premium-quality footwear, apparel and accessories products for men, women and children. These products provide functional performance, classic styling and lasting protection from the elements. The Company believes that the combination of these features makes Timberland's products an outstanding value and distinguishes Timberland from its competitors.

        Timberland's products are sold primarily through independent retailers, better grade department stores and athletic stores that reinforce the high level of quality, performance and service associated with Timberland. In addition, Timberland's products are sold in Timberland® specialty stores, Timberland® factory outlet stores, on timberland.com and franchisees in Europe, which are all dedicated exclusively to selling Timberland® products. The Company's products are sold throughout the United States, Canada, Europe, Asia, Latin America and the Middle East.

        Timberland's principal strategic goal is to become a leading global brand by offering an integrated product selection of footwear, apparel and accessories for men, women and children that is inspired by the outdoors. The Company's ongoing efforts to achieve this strategic goal include (i) enhancing its leadership position in its core footwear business globally through an increased focus on consumer segment development and technological innovation, (ii) expanding its global apparel business by leveraging the brand's rugged heritage and consumer trust, (iii) extending brand reach by entering into licensing arrangements and by developing sub-branded products with features unique to a consumer group such as the Timberland PRO™ series of footwear and apparel, and (iv) expanding the brand geographically.

Products

        The Company's products fall into two primary groups: (1) footwear and (2) apparel and accessories (including product care and licensed products). The following table presents the percentage of the Company's total product revenue (excluding royalties from third-party distributors and licensees) derived from the Company's sales of footwear and of apparel and accessories for the past three years:

Product	2002	2001	2000
Footwear	75.6%	76.8%	77.5%
Apparel and Accessories	24.4	23.2	22.5

  Footwear

        In 1973, the Company produced its first pair of waterproof leather boots under the Timberland® brand. The Company currently offers a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components, and advanced construction methods. The Company's key Timberland® brand footwear categories are boots, men's and women's casual, kids', and outdoor performance. The Timberland PRO™ series for skilled tradespeople and working professionals is an additional footwear category developed by the Company to address a consumer group's distinct needs. The extension of the brand's reach through complementary sub-brands like the Timberland PRO™ series and development by Timberland of its core footwear business is intended to advance the Company's goal of becoming a leading global brand. During 2002, the

Company created an advanced concepts team focused solely on developing the next innovations in footwear including cross-category technology developments such as the Smart Comfort™ system. Technology incorporated in most of the Company's footwear products is discussed below in Footwear Technology.

Boots

        Key men's and women's 2002 boot categories included the Classic Boots series consisting of the classic yellow boot in basic and premium, waterproof boot and chukka, work boot, smooth toe oxford, moc toe oxford, plain toe oxford, leather oxford, leather and mesh oxford, panel boot, fabric and leather field boot, oxford field boot, Euro Dub, and field boot. Also during 2002, a men's Rugged Street series, Granite Street series, and Ledge series of boots was offered featuring classic Timberland construction and rugged details updated in fresh, new styles of street hikers, moc toe boots, chukkas, oxfords, and slip-ons. Some of the principal features of these boot products include premium waterproof leather, direct-attach and seam-sealed waterproof construction, rubber lug outsoles for superior traction and abrasion resistance, shock diffusion plates, durable laces, padded collars for comfortable fit, enhanced insulation, rustproof hardware for durability and moisture-wicking components for comfort and breathability. During 2002 the Company added a Holiday season to its boot product offering to complement its Fall and Spring selling seasons and to better align product offerings with the needs of consumers and wholesale customer accounts specific to that season.

Men's Casual

        For 2002, the Timberland® men's casual footwear series included Boat, Casual, Rugged Casual, Work Casual, Sandals and LTD. Featured footwear products in these categories included boat shoes, casual bucks, loafers, sandals, oxfords, chukkas, boots and slip-ons for use in the office, home or outdoors. Timberland's focus in the development of the men's casual footwear business is to combine the rugged heritage of Timberland with premium leathers and functional offerings. Many of the men's footwear products incorporate the Company's innovative Smart Comfort™ system which provides superior comfort while preserving the shape and style of the footwear. In 2002, for the first time the Company offered select styles of men's casual footwear in wide in a full size run to 15.

Women's Casual

        Timberland® women's casual 2002 footwear series included Casual, Rugged Casual, Sandals, Convenience, Heritage, Contemporary, and 43° Latitude. In 2002, Timberland focused on introducing more refined, contemporary, and feminine styles in products ranging from classic loafers and chukkas to contemporary zip boots and full length boots to sporty slip-ons. Other products in these categories included boat shoes, sandals, and oxfords for use in the office, home or outdoors. Many of the women's footwear products also incorporate the Smart Comfort™ system.

Kids'

        Timberland® kids' footwear products are take-down versions of the Company's high-quality adult footwear products complemented by product designed for kids only and, in 2002, included the Rugged Casual, Sandals, Performance, Mary Jane, and Boots series. Key footwear products included boots, oxfords, chukkas, slip-ons, easy zip boots, sandals, and clogs. Featured products in the Boots series were the Ledge series that combines the rugged durability of boots with the flexibility and breathability of sneakers, the Classic Toddler Boot series designed for toddlers' first steps, and the Crib Bootie series. Also in 2002, Timberland introduced an early walker product designed and engineered specifically for the movement of a toddler's foot called the Sapling series. Certain kids' footwear products incorporate the Smart Comfort™ system.

Outdoor Performance

        Timberland® outdoor performance footwear for men, women and kids is designed to merge technical performance and casual versatility. Some of these products include technical features designed specifically for such outdoor sports as trail running, fastpacking, bouldering and scrambling. In 2002, the outdoor performance series included Hiking, Lite Hiking, Sport Outdoor, Asphalt Hiking, Classic, Sandals, Outdoor Recreation, Ledge, Travel Touring, Convenience, Weathergear™, Multi-Sport, Adventure Trekking, Trail Mix, and Multi-Season. The type of footwear products featured in these series included hiking shoes and boots, sandals, slip-ons, chukkas, oxfords and duck shoes. Timberland merged its Mountain Athletics™ by Timberland brand products into the outdoor performance footwear category during 2002.

Timberland PRO™ Series

        In 2002, Timberland expanded and broadened its offering of work boots and shoes specifically designed for skilled tradespeople and working professionals under the Timberland PRO™ series sub-brand. Timberland continued its innovation in this category in 2002 with the introduction of the SafeGrip™ Slip-Resistant series that has a unique sole pattern that provides maximum surface contact for improved grip and traction at indoor and outdoor work sites. All Timberland PRO™ work boots include the Company's exclusive PRO 24/7™ comfort technology featuring a removable cushioned sock liner, contoured shock-diffusion plate, shock absorbing mid sole and lightweight construction. The Waterproof Workboots series and General Use Workboots series, some of which are designed specifically to fit a woman's foot, have some or all of the following features: waterproof leather and seam sealed construction, moisture resistant insulation, steel toe meeting ANSI safety standards, slip-resistance, abrasion-resistance, oil-resistance, and electrical hazard protection meeting ANSI safety standards.

  Footwear Technology

        The Company continued to incorporate its patent pending, technological innovation, the Smart Comfort™ system, in many of the men's and women's footwear categories during 2002, and for the first time incorporated it into certain kids' footwear products. The Smart Comfort™ system allows the footwear to expand and contract with the changing shape of the foot during the walking motion, while preserving the essential style of the footwear. Footwear incorporating the Smart Comfort™ system provides superior comfort in a product that retains its shape. The Smart Comfort™ system includes an expandable sole to expand as the foot moves, a three-zone system to provide even pressure distribution underfoot, and stretchable uppers on the top of the shoe that stretch as the foot expands and retracts.

        Most Timberland® outdoor performance footwear products, and many of Timberland's other footwear products, offer advanced technologies developed by the Company that combine some or all of the following features:

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

  •
  Advanced Combination Construction (ACC)—-construction method delivers improved forefoot flexibility for maneuverability and rear foot stability on rugged terrain; and

  •
  Guaranteed Waterproof Construction.

  Apparel and Accessories

        The Company believes that developing a global apparel business is important to its global brand aspirations. Timberland® apparel products consist primarily of a rugged casual line that includes outerwear, sweaters, fleeces, shirts, pants and shorts for men. The entire men's apparel line reflects the authentic outdoor heritage and rugged style for which Timberland is recognized. The products are versatile in both function and style, and range from waterproof outerwear to breathable fabrics to classic plaids and khakis for casual weekend wear. These products feature, in certain models, premium waterproof leathers, waterproof and water resistant fabric, anti-microbial coatings, rust-proof hardware, canvas, denim, high-quality specialty cotton, wool and other quality performance materials. A hangtag on each piece of outerwear contains Timberland's unique Weathergear® rating system to indicate the level of warmth, ventilation and water resistance. The Company also continues to develop a women's apparel line in Europe with focus on distinctive European styling and fit that is based on the Timberland heritage. As planned, the Company merged its Mountain Athletic™ apparel products featuring waterproof outerwear, fleeces, knits, tee-shirts, sweatpants and sweatshirts, and shorts with its outdoor performance apparel during 2002. In fall 2002, the Company introduced a line of the Timberland PRO™ series apparel featuring heavy duty outerwear for skilled tradespeople and working professionals designed for comfort, durability and protection. The line features a wide range of jackets, coats, bib overalls, work fleece and sweatshirts. These apparel products incorporate features typically reserved for an outdoor performance category such as technical fabrics, performance cuts for range of motion, and layering systems for versatility in all climates. Timberland accessories include leather care products and a limited collection of leather goods, including luggage, briefcases, handbags, wardrobe accessories and small leather goods. Timberland also merged the Mountain Athletics™ by Timberland brand accessories products into its outdoor performance accessories category during 2002.

        Third-party licensing enables the Company to expand Timberland's reach to appropriate and well-defined categories and to benefit from the expertise of the licensees, in a manner that reduces the risks to the Company associated with pursuing such opportunities. In fall 2002, the Company introduced a new line of men's leather outerwear in the U.S. pursuant to a licensing arrangement and launched a boys' apparel line in the U.S. that is also pursuant to a license agreement. Girls' and infants' apparel will be introduced in the U.S. in coming seasons. The Company will also launch a children's apparel line in Asia during 2003, for boys, girls and infants, pursuant to a licensing agreement. This line will be complementary to Timberland® boys' and girls' apparel products in Europe that have been designed, manufactured and distributed pursuant to a license agreement. Timberland receives a royalty on sales of its licensed products.

        Timberland® and Timberland PRO™ accessories products for men, women and children include all products other than footwear and apparel products. Many of these products, including packs and travel gear, watches, men's belts, wallets, socks, gloves, sunglasses, eyewear and ophthalmic frames, and hats and caps, are designed, manufactured and distributed pursuant to licensing agreements with third parties. Timberland receives a royalty on sales of these licensed products as well.

Product Sales: Business Segments and Operations by Geographic Area

        Timberland's products are sold in the United States and internationally primarily through independent retailers, better-grade department stores and athletic stores which reinforce the high level of quality, performance and service associated with Timberland. In addition, Timberland's products are sold in Timberland® specialty stores and Timberland® factory outlet stores dedicated exclusively to selling Timberland® products, as well as through franchised retail stores in Europe. The Company also sells its products in the U.S. online at timberland.com.

        The Company operates in an industry which includes the designing, engineering, marketing and distribution of footwear and apparel and accessories products for men, women and children. The

Company manages its business in the following three reportable segments, each sharing similar product, distribution, marketing and economic conditions: U.S. Wholesale, U.S. Consumer Direct and International.

        The U.S. Wholesale segment is comprised of the Company's worldwide product development for footwear and apparel and accessories, and the sale of such products to wholesale customers in the United States. The U.S. Wholesale segment also includes royalties from licensed products sold in the United States and the management costs and expenses associated with the Company's worldwide licensing efforts. The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States as well as the Company's e-commerce business. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States. This includes the Company's subsidiaries (which use wholesale and retail channels to sell footwear, apparel and accessories), independent distributors and licensees.

        The following table presents the percentage of the Company's total revenue generated by each of these reporting segments for the past three years:

	2002	2001	2000
U.S. Wholesale	50.0%	53.3%	53.8%
U.S. Consumer Direct	16.0	17.2	18.3
International	34.0	29.5	27.9

        More detailed information regarding these reportable segments, and each of the geographic areas in which the Company operates, is set forth in Note 15 to the Company's consolidated financial statements, entitled "Business Segments and Geographic Information," appearing in the Company's 2002 Annual Report, which information is incorporated into this Form 10-K by reference.

U.S. Wholesale

        The Company's wholesale customer accounts within the United States include independent retailers, better-grade department and retail stores, and athletic stores. Many of these wholesale accounts merchandise Timberland's products in selling areas dedicated exclusively to Timberland's products, or "concept shops." These accounts are serviced through a combination of field and corporate-based sales teams responsible for these distribution channels. The Company also services its wholesale accounts through its principal showroom in New York City and a regional showroom in Dallas, Texas. During 2002, the Company continued efforts to develop new markets and expand the brand geographically by penetrating markets in areas traditionally underserved by the Company such as Los Angeles, New Orleans, Detroit and Memphis.

U.S. Consumer Direct

        At December 31, 2002, the Company operated 26 specialty stores and 49 factory outlet stores in the United States and 2 factory outlet stores in Puerto Rico.

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

        Timberland® Factory Outlet Stores.    These stores serve as a primary channel for the sale of excess, damaged or discontinued products. The Company views these factory outlet stores as a way to preserve the integrity of the Timberland brand, while maximizing the return associated with the sale of such products.

        Timberland.com.    The Company's online shop commenced operations in May 2001 for U.S. consumers to purchase current season, first quality merchandise over the Internet. This Internet site also provides information about the Company, including the reports it files with the Securities and Exchange Commission, investor relations and employment opportunity information. The site also serves to reinforce the Company's marketing efforts.

International

        The Company sells its products internationally through its operating divisions in the United Kingdom, Italy, France, Germany, Spain, Japan, Hong Kong, Singapore, Taiwan, Malaysia and South Korea. These operating divisions provide support for the sale of Timberland's products to wholesale customers and operate Timberland® specialty stores and factory outlet stores in their respective countries. The Company intends to continue expanding the brand geographically to support its goal of becoming a top global brand. In 2002, the Company began offering its products in South Korea through leading department stores, and recently established a new subsidiary in Canada to directly offer footwear to wholesale accounts that were formerly serviced under a distribution arrangement. At December 31, 2002, the Company operated 102 specialty stores and 22 factory outlet stores in Europe and Asia.

        Timberland® products are sold elsewhere in Europe and in the Middle East, Canada, Africa, Central America, South America, Australia and New Zealand by distributors, franchisees and commissioned agents, some of which also may operate Timberland® specialty and factory outlet stores located in their respective countries.

Distribution

        The Company distributes its products through three Company-managed distribution facilities which are located in Danville, Kentucky, Ontario, California, and Enschede, Holland, and through third-party managed distribution facilities which are located in Asia.

Advertising and Marketing

        The Company designs its marketing programs and advertising campaigns to increase consumer awareness of and preference for Timberland as a premium global brand equipping consumers with purposeful footwear, apparel and accessories. The programs and campaigns emphasize the attributes that distinguish the Timberland® brand from competing brands and that make the Company's products an outstanding value. These national, regional and customer-specific programs and advertising campaigns are increasingly delivered throughout the year, rather than only during select seasons as has historically been the case. During 2002, the Company's international, U.S. and regional advertising campaigns were coordinated on a worldwide basis with the launch of its Seek Out™ campaign. The Seek Out™ campaign included print, outdoor ads in selected markets and co-operative advertising. Advertising appeared in the following media: active-lifestyle, fashion, business and sports-oriented consumer periodicals, trade press, and outdoor billboards in key markets. The Company's distributors and licensees also fund marketing campaigns, over which the Company maintains approval rights to ensure consistent and effective brand presentation.

        The Company reinforces these advertising efforts with a variety of marketing and merchandising campaigns including retail promotions, fixturing, point-of-purchase displays and materials, public relations efforts, product seeding and cooperative advertising programs with its retailers, as well as with retail sales associate training and other sales incentive programs. At key retail partners, the Company is further enhancing the Timberland® brand message through enhanced concept shops and improved visual presence. In 2002, Timberland created a point of sale, in-store demonstration theater to enable consumers and retailers to see and experience the benefits of Timberland® footwear that incorporates the unique Smart Comfort™ system. This Smart Comfort™ theater was executed in hundreds of key independent and department store doors and will continue to tour in 2003 to enable consumers to see and experience the benefits of Timberland's Smart Comfort™ system by testing Timberland footwear. The Timberland PRO™ mobile, a specially outfitted vehicle, continued to tour the U.S., enabling consumers to try on Timberland PRO™ series of work boots at job sites, factories, and sports events targeting skilled tradespeople and professional workers. In addition, the Company's Internet site reinforces its marketing efforts through various promotions and targeted mail campaigns. The Company also promotes its products at various industry trade shows in the United States and internationally.

Seasonality

        In 2002, as has been historically the case, the Company's revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to the Company's operations represented a larger percentage of revenue in the first two quarters of 2002 than in the last two quarters of 2002. The Company expects this seasonality to continue in 2003.

Backlog

        At December 31, 2002, Timberland's backlog of orders from its customers was approximately $286 million, compared with $218 million at December 31, 2001 and $266 million at December 31, 2000. While all orders in the backlog are subject to cancellation by customers, the Company expects that the majority of such orders will be filled in 2003. The Company believes that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full fiscal year because backlog at a particular time is affected by a number of factors, including seasonality, retail conditions, the extent to which customers place orders in advance, and product availability.

Manufacturing

        The Company operates manufacturing facilities located in Puerto Rico and the Dominican Republic. During 2002, the Company manufactured approximately 11% of its footwear unit volume, compared to approximately 13% during 2001 and 15% during 2000. The remainder of the Company's footwear products and all of its apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, Mexico, South and Central America. Approximately 89% of the Company's 2002 footwear unit volume was produced in Asia by independent manufacturers in China, Vietnam and Thailand. Three of these manufacturers produced approximately 14% to 21% each of the Company's 2002 footwear volume. The Company renewed its leases for its manufacturing facilities in the Dominican Republic, and plans to renew its leases for its manufacturing facilities in Puerto Rico. The Company believes it benefits from its internal manufacturing capability which provide it with reduced lead times and favorable duty rates and tax benefits. However, changes in tax legislation have reduced the tax benefits previously available through its manufacturing operations in Puerto Rico.

        The Company maintains a product quality management group which develops, reviews and updates the Company's quality and production standards. To help ensure such standards are met, the group also conducts product quality audits at the Company's and its independent manufacturers' factories and distribution centers. The Company has offices in Bangkok, Thailand; Zhu Hai, China; Hong Kong; and Ho Chi Minh City, Vietnam to supervise the Company's sourcing activities conducted in the Asia-Pacific region.

Raw Materials

        In 2002, eight suppliers provided, in the aggregate, approximately 80% of the Company's leather purchases. Two of these suppliers together provided approximately 40% of the Company's leather purchases in 2002. The Company historically has not experienced significant difficulties in obtaining leather or other raw materials in quantities sufficient for its operations. However, the Company's gross profit margins are adversely affected to the extent that the selling prices of its products do not increase proportionately with any increases in the costs of leather and other raw materials. Any significant, unanticipated increase or decrease in the prices of these commodities could materially affect the Company's results of operations. The Company attempts to manage this risk, as it does with all other footwear and non-footwear materials, on an ongoing basis by monitoring related market prices, working with its suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, and passing increases in commodity costs to its customers, to the maximum extent possible, when they occur. No assurances can be given that such factors will protect the Company from future changes in the prices for such raw materials.

        In addition, the Company has established a central network of suppliers through which the Company's manufacturing facilities and independent manufacturers can purchase raw materials. The Company seeks sources of raw materials local to manufacturers, in an effort to reduce lead times while maintaining the Company's high quality standards. The Company believes that key strategic alliances with leading raw materials vendors help reduce the cost and provide greater consistency of raw materials procured to produce Timberland® products and improve compliance with the Company's production standards. In 2002, the Company renewed contracts with global vendors for such raw materials as leather, leather linings, bow toes and counters, packaging and leather laces. Global contracts remained in effect for synthetic laces, synthetic linings, labels, cellulose insoles, soling compounds and hand sewn threads. The Company also finalized contracts for thread and stroebel board.

Trademarks and Trade Names; Patents; Research & Development

        The Company's principal trade name is The Timberland Company and the Company's principal trademarks are TIMBERLAND and the TREE DESIGN LOGO, which have been registered in the United States and many foreign countries. Other Company trademarks or registered trademarks are: 24-7 Comfort Suspension, ACT, Active Comfort Technology, B.S.F.P., Endoskeleton, Flip N' Switch, Gear For Outdoor Athletes, ISN, Independent Suspension Network, Jackson Mountain, Made To Work, Mountain Athletics, Path of Service, PRO 24/7, PRO 24/7 Plus, PRO 24/7 Comfort Suspension, PRO 24/7 Plus Comfort Suspension, Pull On Your Boots, Pull On Your Boots and Make a Difference, Rock Skin, Safe Grip, Seek Out, Smart Comfort, TBL, Timberland PRO, Trail Grip, Weathergear and Workboots For The Professional.

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

        The Company conducts research, design and development efforts for its products, including field testing of a number of its products to evaluate and improve product performance. The Company created an advance concepts footwear team in the U.S. during 2002 and dedicated resources to a footwear design and development team in Europe. The Company's expenses relating to research, design and development have not represented a material expenditure relative to its other expenses.

Competition

        The Company's footwear, apparel and accessories products are marketed in highly competitive environments that are subject to changes in consumer preference. Although the footwear industry is fragmented to a great degree, many of the Company's competitors are larger and have substantially greater resources than the Company, including athletic shoe companies, several of which compete directly with some of the Company's products. In addition, the Company faces competition from retailers that are establishing products under private labels and from direct mail companies in the United States. The competition from some of these competitors is particularly strong where such competitor's business is focused on one or a few product categories or geographic regions in which the Company also competes. However, the Company does not believe that any of its principal competitors offers a complete line of products that provide the same quality and performance as the complete line of Timberland® footwear and apparel and accessories products.

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

Employees

        At December 31, 2002, the Company had approximately 5,400 employees worldwide. Management considers its employee relations to be good. None of the Company's employees is represented by a labor union, and the Company has never suffered a material interruption of business caused by labor disputes.

Available Information

        The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that are filed with the Securities and Exchange Commission are made available free of charge through the Company's Internet website www.timberland.com, as soon as reasonably practicable after the Company electronically files them with, or furnishes them to, the Securities and Exchange Commission.

Executive Officers of the Registrant

        The following table lists the names, ages and principal occupations during the past five years of the Company's executive officers. All executive officers serve at the discretion of the Company's Board of Directors.

Name	Age	Principal Occupation During the Past Five Years
Sidney W. Swartz	67	Chairman of the Board since June 1986; Chief Executive Officer and President, June 1986 — June 1998.
Jeffrey B. Swartz	43	President and Chief Executive Officer since June 1998; Chief Operating Officer, May 1991 — June 1998; Executive Vice President, March 1990 — June 1998. Jeffrey Swartz is the son of Sidney Swartz.
Kenneth P. Pucker	40
		Chief Operating Officer since July 2001; Executive Vice President since September 1999; Senior Vice President and General Manager — Footwear and Apparel, December 1997 — September, 1999; Vice President and General Merchandising Manager — Footwear, April 1996 — December 1997; Vice President — Strategic Initiatives, January 1995 — April 1996; General Manager — The Outdoor Footwear Company (a subsidiary of the Company), October 1993 — January 1995.
Brian P. McKeon	40
		Executive Vice President — Finance and Administration since May 2002 and Chief Financial Officer since March 2000; Senior Vice President — Finance and Administration, March 2000 — May 2002; Pepsi Cola North America: Vice President and Chief Financial Officer, October 1999 — February 2000; Vice President, Strategic Planning, May 1996 — October 1999; Finance Director, Eastern Business Unit, March 1994 — May 1996.
Fabian T. Garcia	43	Senior Vice President — International since April 2002; Chanel Asia Pacific: President, August 1996 — December 2001.
Gary S. Smith	39	Senior Vice President — Supply Chain Management since February 2002; McKinsey & Company: Partner, August 1994 — February 2002.
Marc Schneider	43
		Senior Vice President, Product Management since September 2002; Vice President — Apparel, January 1999 — September 2002;Mellville Corp.: Executive Vice President, Bobs Stores, January 1994 — January 1999.
Frank P. Bifulco, Jr.	53
		Senior Vice President, Chief Marketing Officer since October 2002; Chief Marketing Officer, January 2001 — October 2002; ICG Commerce: Senior Vice President of Sales and Chief Marketing Officer, January — December 2000; The Coca-Cola Company: Senior Vice President of Marketing, Coca-Cola North America, October 1994 — January 2000.
John Crimmins	46
		Vice President, Corporate Controller and Chief Accounting Officer since August 2002; Interactiveprint: Chief Financial Officer, July 1999 — January 2002; Cahners Business Information: Vice President, Corporate Controller 1983 — 1999.
Danette Wineberg	56	Vice President and General Counsel since October 1997 and Secretary since July 2001; Little Caesar Enterprises, Inc.: General Counsel, November, 1993 — October 1997.

ITEM 2. PROPERTIES

        Since April 1994, the Company has leased its worldwide headquarters located in Stratham, New Hampshire. The Company entered into a new lease for such property that expires in September 2010, with the option to extend the term for two additional five-year periods. The Company considers its headquarters facilities adequate and suitable for its current needs.

        The Company leases its manufacturing facilities located in Isabela, Puerto Rico, and Santiago, Dominican Republic, under leasing arrangements, which expire on various dates through 2005. The Company owns its distribution facility in Danville, Kentucky, and leases its facilities in Ontario, California, and Enschede, Holland. The Company and its subsidiaries lease all of their specialty and factory outlet stores. The Company's subsidiaries also lease office and warehouse space to meet their individual requirements.

ITEM 3. LEGAL PROCEEDINGS

        The Company is involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included in the Company's 2002 Annual Report under the caption "Quarterly Market Information and Related Matters" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is included in the Company's 2002 Annual Report under the caption "Five Year Summary of Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is included in the Company's 2002 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is included in the Company's 2002 Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included in the Company's 2002 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Reference is made to the information set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Form 10-K and to the information under the caption "Information with Respect to Nominees" in the Company's definitive Proxy Statement (the "2003 Proxy Statement") relating to its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the close of the Company's fiscal year ended December 31, 2002, which information is incorporated herein by reference. Reference is also made to the information set forth in the Company's 2003 Proxy Statement with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Reference is made to the information set forth under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company appearing on the cover page of this report includes the shares owned by The Swartz Foundation and The Sidney and Judith Swartz Charitable Remainder Unitrust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        Based on their evaluation as of a date within 90 days of the filing of this annual report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which would significantly affect internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) FINANCIAL STATEMENTS. The following financial statements appearing in the Company's 2002 Annual Report are incorporated by reference in this report:

ANNUAL REPORT

        (a)(2) FINANCIAL STATEMENT SCHEDULE. The following additional financial data should be read in conjunction with the consolidated financial statements in the Company's 2002 Annual Report:

FORM 10-K PAGE
Independent Auditors' Report on Schedule II	F-1
Schedule II — Valuation and Qualifying Accounts	F-2

        All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and have, therefore, been omitted.

        (b)  REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 2002.

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
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987[10]
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987[10]
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000[10]
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001[11]
3.2	By-Laws, as amended February 19, 1993[2]

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
(See also Exhibits 3.1 and 3.2)
4.1	Specimen stock certificate for shares of the Company's Class A Common Stock[3]
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz[1]
10.2	(a) The Company's 1987 Stock Option Plan, as amended[4]
(b) The Company's 1997 Stock Option Plan for Non-Executive Employees[5]
(c) The Company's 1997 Incentive Plan, as amended[12]
10.3	The Company's 1991 Employee Stock Purchase Plan, as amended[6]
10.4	(a) The Company's 1991 Stock Option Plan for Non-Employee Directors[7]
(b) Amendment No. 1 dated December 7, 2000[10]
10.5	The Company's 2001 Non-Employee Directors Stock Plan[11]
10.6	The Timberland Company Short Term Incentive Plan[2]
10.7	The Timberland Company Retirement Earnings 401(k) Plan and Trust Agreements[8]
10.8	(a) The Timberland Company Profit Sharing Plan Trust Agreements[8]
(b) The Timberland Company Profit Sharing Plan, as amended and restated[14]
10.9	Revolving Credit Agreement dated as of May 3, 2001 among The Timberland Company, certain banks listed therein and Fleet National Bank, as administrative agent[13]
10.10	The Timberland Company Deferred Compensation Plan[9]
10.11	Change of Control Severance Agreement[10]
(13)	ANNUAL REPORT TO SECURITY HOLDERS
13.	Portions of the 2002 Annual Report as incorporated herein by reference, filed herewith
(21)	SUBSIDIARIES
21.	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23.	Consent of Deloitte & Touche LLP, filed herewith
(99)	ADDITIONAL EXHIBIT
99.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
99.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
99.3	Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith

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

13
Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2001, and incorporated herein by reference.

14
Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMBERLAND COMPANY
March 27, 2003	By:	/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SIDNEY W. SWARTZ Sidney W. Swartz	Chairman of the Board and Director	March 27, 2003
/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003
/s/ BRIAN P. MCKEON Brian P. McKeon	Chief Financial Officer and Executive Vice President — Finance and Administration	March 27, 2003
/s/ JOHN CRIMMINS John Crimmins	Vice President, Corporate Controller and Chief Accounting Officer	March 27, 2003
/s/ ROBERT M. AGATE Robert M. Agate	Director	March 27, 2003
/s/ JOHN E. BEARD John E. Beard	Director	March 27, 2003
/s/ JOHN F. BRENNAN John F. Brennan	Director	March 27, 2003
/s/ IAN W. DIERY Ian W. Diery	Director	March 27, 2003
/s/ JOHN A. FITZSIMMONS John A. Fitzsimmons	Director	March 27, 2003
/s/ VIRGINIA H. KENT Virginia H. Kent	Director	March 27, 2003
/s/ BILL SHORE Bill Shore	Director	March 27, 2003
/s/ ABRAHAM ZALEZNIK Abraham Zaleznik	Director	March 27, 2003

CERTIFICATIONS

        I, Jeffrey B. Swartz, Chief Executive Officer, certify that:

        1.    I have reviewed this annual report on Form 10-K of The Timberland Company;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz Chief Executive Officer

CERTIFICATIONS

        I, Brian P. McKeon, Chief Financial Officer, certify that:

        1.    I have reviewed this annual report on Form 10-K of The Timberland Company;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ BRIAN P. MCKEON Brian P. McKeon Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Timberland Company

Stratham, New Hampshire

We have audited the consolidated financial statements of The Timberland Company and subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 5, 2003; such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Timberland Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 5, 2003

F-1

SCHEDULE II

THE TIMBERLAND COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars In Thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net of Recoveries	Balance at End Of Period
Allowance for doubtful accounts:
Years ended:
December 31, 2002	$5,934	$2,080	—	$527	$7,487
December 31, 2001	5,825	7,227	—	7,118	5,934
December 31, 2000	4,910	2,395	—	1,480	5,825

F-2

Timberland, the Tree Design logo, 24-7 Comfort Suspension, ACT, Active Comfort Technology, B.S.F.P., Endoskeleton, Flip N' Switch, Gear For Outdoor Athletes, ISN, Independent Suspension Network, Jackson Mountain, Made To Work, Mountain Athletics, Path of Service, PRO 24/7, PRO 24/7 Plus, PRO 24/7 Comfort Suspension, PRO 24/7 Plus Comfort Suspension, Pull On Your Boots, Pull On Your Boots and Make a Difference, Rock Skin; Safe Grip, Seek Out, Smart Comfort, TBL, Timberland PRO, Trail Grip, Weathergear, Workboots For The Professional, the 24-7 Comfort Suspension logo, the PRO 24/7 logo, the PRO 24/7 Plus logo, the Independent Suspension Network logo, the PRO series logos, the Endoskeleton logo, the Mountain Athletics logos, the Z-Warp logo, and the Smart Comfort logo are trademarks or registered trademarks of The Timberland Company.

© The Timberland Company 2003
All Rights Reserved

983-10K1-03

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a) Restated Certificate of Incorporation dated May 14, 1987[10]
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987[10]
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987[10]
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000[10]
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001[11]
3.2	By-Laws, as amended February 19, 1993[2]
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
(See also Exhibits 3.1 and 3.2)
4.1	Specimen stock certificate for shares of the Company's Class A Common Stock[3]
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz[1]
10.2	(a) The Company's 1987 Stock Option Plan, as amended[4]
(b) The Company's 1997 Stock Option Plan for Non-Executive Employees[5]
(c) The Company's 1997 Incentive Plan, as amended[12]
10.3	The Company's 1991 Employee Stock Purchase Plan, as amended[6]
10.4	(a) The Company's 1991 Stock Option Plan for Non-Employee Directors[7]
(b) Amendment No. 1 dated December 7, 2000[10]
10.5	The Company's 2001 Non-Employee Directors Stock Plan[11]
10.6	The Timberland Company Short Term Incentive Plan[2]
10.7	The Timberland Company Retirement Earnings 401(k) Plan and Trust Agreements[8]
10.8	(a) The Timberland Company Profit Sharing Plan Trust Agreements[8]
(b) The Timberland Company Profit Sharing Plan, as amended and restated[14]
10.9	Revolving Credit Agreement dated as of May 3, 2001 among The Timberland Company, certain banks listed therein and Fleet National Bank, as administrative agent[13]
10.10	The Timberland Company Deferred Compensation Plan[9]
10.11	Change of Control Severance Agreement[10]
(13)	ANNUAL REPORT TO SECURITY HOLDERS
13.	Portions of the 2002 Annual Report as incorporated herein by reference, filed herewith
(21)	SUBSIDIARIES
21.	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23.	Consent of Deloitte & Touche LLP, filed herewith
(99)	ADDITIONAL EXHIBIT
99.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
99.3	Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith

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

13
Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2001, and incorporated herein by reference.

14
Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

QuickLinks

  PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
  CERTIFICATIONS
  CERTIFICATIONS
INDEPENDENT AUDITORS' REPORT
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX