Form 10-Q
period 2003-03-28
TIMBERLAND CO
filed 2003-05-12
CIK 814361

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

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

        On April 25, 2003, 28,388,284 shares of the registrant's Class A Common Stock were outstanding and 7,486,185 shares of the registrant's Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TIMBERLAND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Dollars in Thousands)
(Unaudited)

	March 28, 2003	December 31, 2002
Current assets
Cash and equivalents	$91,671	$141,195
Accounts receivable, net of allowance for doubtful accounts of $6,797 at March 28, 2003 and $7,487 at December 31, 2002	154,431	132,110
Inventory	137,831	122,417
Prepaid expense	21,903	21,493
Deferred income taxes	20,334	24,568

Total current assets	426,170	441,783

Property, plant and equipment	179,295	176,415
Less accumulated depreciation and amortization	(108,091)	(103,045)

Net property, plant and equipment	71,204	73,370

Goodwill	14,163	14,163
Intangible assets	3,520	3,732
Other assets, net	6,774	5,623

Total assets	$521,831	$538,671

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	March 28, 2003	December 31, 2002
Current liabilities
Accounts payable	$39,165	$33,678
Accrued expense
Payroll and related	24,661	39,879
Other	56,244	49,551
Income taxes payable	12,386	20,134
Derivative liabilities	9,116	12,514

Total current liabilities	141,572	155,756

Deferred compensation and other liabilities	4,688	3,072
Deferred income taxes	6,936	7,058
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 41,678,583 shares issued at March 28, 2003 and 41,518,667 shares at December 31, 2002	417	415
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 7,561,185 shares issued and outstanding at March 28, 2003 and 7,561,185 shares issued and outstanding at December 31, 2002	76	76
Additional paid-in capital	146,733	142,883
Deferred compensation	(4,869)	(3,078)
Retained earnings	625,156	605,826
Accumulated other comprehensive income/(loss)	(7,342)	(9,837)
Less treasury stock at cost, 13,495,526 Class A shares at March 28, 2003 and 12,773,521 Class A shares at December 31, 2002	(391,536)	(363,500)

Total stockholders' equity	368,635	372,785

Total liabilities and stockholders' equity	$521,831	$538,671

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended
	March 28, 2003	March 29, 2002
Revenue	$270,997	$225,697
Cost of goods sold	144,769	125,934

Gross profit	126,228	99,763

Operating expense
Selling	77,552	69,246
General and administrative	19,149	16,621

Total operating expense	96,701	85,867

Operating income	29,527	13,896

Other expense/(income)
Interest expense	217	181
Other, net	(428)	(208)

Total other expense/(income)	(211)	(27)

Income before income taxes	29,738	13,923

Provision for income taxes	10,408	4,943

Net income before cumulative effect of change in accounting principle	$19,330	$8,980

Cumulative effect of change in accounting principle	—	4,913

Net income	$19,330	$13,893

Earnings per share before cumulative effect of change in accounting principle
Basic	$.54	$.24

Diluted	$.53	$.23

Earnings per share after cumulative effect of change in accounting principle
Basic	$.54	$.37

Diluted	$.53	$.36

Weighted-average shares outstanding
Basic	36,010	38,004

Diluted	36,684	38,897

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Three Months Ended
	March 28, 2003	March 29, 2002
Cash flows from operating activities:
Net income	$19,330	$13,893
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	2,787	2,494
Depreciation and amortization	5,781	5,637
Cumulative effect of change in accounting principle	—	(4,913)
Tax benefit from stock option plans	1,488	1,365
Increase/(decrease) in cash from changes in working capital items:
Accounts receivable	(21,744)	9,059
Inventory	(15,383)	(23,078)
Prepaid expense	(379)	(1,677)
Accounts payable	5,047	(3,964)
Accrued expense	(8,517)	(387)
Income taxes	(7,769)	(14,624)

Net cash used by operating activities	(19,359)	(16,195)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(2,899)	(2,661)
Other, net	574	282

Net cash used by investing activities	(2,325)	(2,379)

Cash flows from financing activities:
Common stock repurchases	(29,616)	(20,200)
Issuance of common stock	1,801	2,902

Net cash used by financing activities	(27,815)	(17,298)

Effect of exchange rate changes on cash	(25)	(390)

Net decrease in cash and equivalents	(49,524)	(36,262)
Cash and equivalents at beginning of period	141,195	105,658

Cash and equivalents at end of period	$91,671	$69,396

Supplemental disclosure of cash flow information:
Interest paid	$109	$116
Income taxes paid	13,881	15,719

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

1.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly The Timberland Company's (the "Company") financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consist of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2002.

2.
The results of operations for the three months ended March 28, 2003 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.
Dilutive securities included in the calculation of diluted weighted-average shares were 674,204 and 893,320 for the first quarter of 2003 and 2002, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 976,284 and 693,082 for the first quarter of 2003 and 2002, respectively.

4.
In the second quarter of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Company adopted this statement effective January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Accordingly, in the first quarter of 2002, the Company recognized a cumulative effect of a change in accounting principle gain of $4,913 ($0.13 per share diluted and basic) for the unamortized balance of the excess of fair value of net assets over cost as of December 31, 2001.

5.
The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 requires the cessation of goodwill amortization and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. During 2002, the Company completed its annual impairment test and determined that no impairment of reported goodwill had occurred. The Company will perform its 2003 annual impairment test as of June 27, 2003.

  Information regarding the Company's other intangible assets follows:

	As of March 28, 2003			As of March 29, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Trademarks and related expenses	$6,899	$(3,379)	$3,520	$6,197	$(2,811)	$3,386

  Amortization expense for the first quarter of 2003 and 2002 was $317 and $283, respectively. The estimated amortization for existing intangible assets as of March 28, 2003, for each of the five succeeding fiscal years, is as follows: 2003: $1,275; 2004: $1,062; 2005: $806; 2006: $506; and 2007: $176.

6.
In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as the Company purchases and sells goods in local currencies. Derivative instruments, specifically forward contracts, are used by the Company in its hedging of forecasted foreign currency transactions, typically for a period not greater than 24 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of March 28, 2003, the Company had forward contracts maturing at various dates through March, 2004 to buy and sell the equivalent of approximately $145,000 in foreign currencies at contracted rates. As of March 29, 2002, the Company had forward contracts maturing at various dates through 2004 to buy and sell the equivalent of approximately $133,000 in foreign currencies at contracted rates. The increase in the value of contracts held at March 28, 2003, compared with March 29, 2002, is principally a result of the growth in the International business. For the quarters ended March 28, 2003 and March 29, 2002, the Company recorded, in its income statement, after tax hedging (losses)/gains of $(4,234) and $1,622, respectively.

7.
On March 28, 2003, the Company had $9,116 in derivative liabilities on its balance sheet. On December 31, 2002, the Company had $12,514 in derivative liabilities on its balance sheet. These amounts reflect the fair value of the Company's foreign exchange contracts, which hedge forecasted future economic exposure, as measured in accordance with SFAS No. 133. The fair value of the contracts is a liability when the value of the dollar, compared with another currency, is weaker than the Company's current contract rates and is an asset when the value of the dollar is stronger than the Company's current contract rates. The offset to the liabilities and assets is in other comprehensive income/(loss). The Company estimates that the $9,116 in derivative liabilities on its balance sheet as of March 28, 2003 will be reclassified to earnings in 2003.

8.
Comprehensive income for the three months ended March 28, 2003 and March 29, 2002 follows:

	For the Three Months Ended
	March 28, 2003	March 29, 2002
Net Income	$19,330	$13,893
Change in cumulative translation adjustment	422	(865)
Change in fair value of derivative financial instruments, net of taxes	2,073	196

Comprehensive income	$21,825	$13,224

  For the quarters ended March 28, 2003 and March 29, 2002, the after tax hedging (losses)/gains reclassified to earnings were $(4,350) and $1,111, respectively.

9.
Business segment revenue, income/(loss) before income taxes, total assets and goodwill for the three months ended March 28, 2003 and March 29, 2002 follow:

  For the Three Months Ended March 28, 2003 and March 29, 2002

2003	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
Revenue	$104,002	$32,831	$134,164	$—	$270,997
Income/(loss) before income taxes	28,442	1,600	22,718	(23,022)	29,738
Total assets	138,649	27,316	208,706	147,160	521,831
Goodwill	6,804	794	6,565	—	14,163
2002
Revenue	$90,264	$34,386	$101,047	$—	$225,697
Income/(loss) before income taxes	23,145	1,572	17,890	(28,684)	13,923
Total assets	154,356	27,053	167,712	130,101	479,222
Goodwill	6,804	794	6,565	—	14,163

  The 2002 goodwill amounts exclude the unamortized balance of the excess of fair value of net assets over cost, as discussed in Note 4. A discussion of segment revenue and profitability is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

10.
Inventory consisted of the following:

	March 28, 2003	December 31, 2002
Raw materials	$3,040	$2,065
Work-in-process	1,713	1,745
Finished goods	133,078	118,607

	$137,831	$122,417

11.
In March 2003, the Company issued 55,000 restricted shares of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. These shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. These restrictions lapse equally over the next three years. Upon issuance of this stock, based upon the market value of the shares at the date of the grant, deferred compensation was charged to stockholders' equity for the restricted shares. The weighted-average fair value of these shares was $38.19.

12.
The effective tax rate for the three months ended March 28, 2003 and March 29, 2002 was 35.0% and 35.5%, respectively. During the fourth quarter of 2002, the Company adjusted its full year effective tax rate to 35.0%, equal to the estimated rate for 2003.

13.
On May 16, 2002, the Company's Board of Directors approved an additional repurchase of up to 4,000,000 shares of the Company's Class A Common Stock. The Company has repurchased 1,859,300 shares under this new authorization. The Company may use repurchased shares to offset shares that may be issued under the Company's stock-based employee incentive plans, or for other purposes.

14.
The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock plans. The Company follows SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123" for disclosure purposes. SFAS No. 148, issued in December 2002, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in the annual and interim financial statements regarding the accounting method for stock-based compensation and the effect of the method used on reported results.

  In the Company's condensed consolidated financial statements, no compensation cost has been recognized for stock option grants issued under any of the Company's stock option plans. Had compensation cost for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net income, basic and diluted earnings per share for the quarters ended March 28, 2003 and March 29, 2002 would have been:

	March 28, 2003		March 29, 2002
Net income before cumulative effect of change in accounting principle, as reported		$19,330		$8,980
Stock-based compensation cost, net of tax		2,216		2,050

Pro forma net income before cumulative effect of change in accounting principle		$17,114		$6,930
Basic earnings per share before cumulative effect of change in accounting principle, as reported	$	..54	$	..24
Pro forma basic earnings per share before cumulative effect of change in accounting principle		$.48		$.18
Diluted earnings per share before cumulative effect of change in accounting principle, as reported	$	..53	$	..23
Pro forma diluted earnings per share before cumulative effect of change in accounting principle		$.47		$.18
	March 28, 2003		March 29, 2002
Net income after cumulative effect of change in accounting principle, as reported		$19,330		$13,893
Stock-based compensation cost, net of tax		2,216		2,050

Pro forma net income after cumulative effect of change in accounting principle		$17,114		$11,843
Basic earnings per share after cumulative effect of change in accounting principle, as reported	$	..54	$	..37
Pro forma basic earnings per share after cumulative effect of change in accounting principle		$.48		$.31
Diluted earnings per share after cumulative effect of change in accounting principle, as reported	$	..53	$	..36
Pro forma diluted earnings per share after cumulative effect of change in accounting principle		$.47		$.30

        The fair value of each stock option granted in the first quarter of 2003 and 2002 under the Company's plans was estimated on the date of the grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under the plans in the first quarter of 2003 and 2002, respectively: expected volatility of 41.9% and 50.2%; risk-free interest rates of 1.7% and 3.1%; expected lives of 4.5 and 4.5 years; and no dividend payments. The weighted-average fair values per share of stock options granted during the first quarter of 2003 and 2002 were $14.18 and $15.74, respectively.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)

        The following discusses The Timberland Company's (the "Company") results of operations and liquidity and capital resources. This discussion, including known trends and uncertainties identified by management, should be read in conjunction with the condensed consolidated financial statements and related notes. Included is a discussion and reconciliation of total Company and International revenue growth to constant dollar revenue growth. Constant dollar revenue growth, which excludes the impact of changes in foreign exchange rates, is not a Generally Accepted Accounting Principle ("GAAP") performance measure. It is used by the Company in its analysis of its financial condition and results of operations.

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires assumptions and estimates that affect the reported amounts of assets and liabilities, disclosures in the financial statements and related notes and the reporting of revenue and expenses. The accompanying management discussion is based upon a consistent application of accounting policies and methodology in developing assumptions and estimates. The Company believes that the estimates, assumptions and judgments involved in applying the critical accounting policies described in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K, for the year ended December 31, 2002, have the greatest potential impact on the Company's financial statements. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying these critical accounting policies. Currently, the Company is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

RESULTS OF OPERATIONS

Revenue

        Overview

        Total Company revenue for the first quarter of 2003 was $271.0 million, an increase of $45.3 million, or 20.1%, compared with the $225.7 million in revenue reported for the first quarter of 2002. The Company's International business contributed $33.1 million of the increase, of which $18.8 million was related to favorable foreign currency impacts, primarily from the strengthening of the euro. Total Company constant dollar revenue growth was 11.8% in the first quarter of 2003, compared with the prior year, primarily driven by growth across the major markets in Europe, as well as growth in Asia. Domestically, revenue increased 9.8%, with U.S. Wholesale revenue increasing 15.2% and U.S. Consumer Direct decreasing 4.5%. Within the U.S. Wholesale business, double-digit increases in both footwear and apparel and accessories drove the increase, impacted by positive retailer response to Spring product offerings and weather trends favorable to the Company in the northeastern region of the United States. The decline in U.S. Consumer Direct revenue was primarily due to the continuing overall weakness in the U.S. retail climate and a promotional market environment.

        Segments

        Domestic revenue, comprised of the U.S. Wholesale and U.S. Consumer Direct segments, for the first quarter of 2003 was $136.8 million, an increase of $12.2 million, or 9.8%, compared with the same period in 2002. Domestic revenue represented 50.5% of total revenue for the first quarter of 2003, compared with 55.2% for the first quarter of 2002. The U.S. Wholesale segment revenue increased 15.2% in the first quarter of 2003, compared with the same period in 2002, primarily due to growth in footwear unit sales and, to a lesser degree, growth in apparel and accessories unit sales. These increases were principally a result of positive retailer response to Spring product offerings and weather trends favorable to the Company in the northeastern region of the United States. The U.S. Consumer Direct segment revenue decreased 4.5%, compared with the same period in 2002. On a comparable store basis, domestic retail sales decreased 4.3%. The decrease in revenue compared with the prior year was primarily due to a decline in apparel and accessories unit sales and, to a lesser degree, lower average selling prices. The unit sales decline was primarily due to the continuing overall weakness in the U.S. retail climate and a promotional market environment. The decline in average selling prices was predominantly due to mix of merchandise sold. Despite the revenue decline, the Company's focus on enhancing profitability at current store locations improved U.S. Consumer Direct profit margins.

        International segment revenue for the first quarter of 2003 was $134.2 million, an increase of $33.1 million, or 32.8%, compared with the first quarter of 2002. On a constant dollar basis, International revenue increased 14.2%, compared with the same period in 2002. The increase in revenue over the prior year was driven by the impact of foreign exchange and unit volume increases in the European wholesale channel, primarily in footwear and, to a lesser degree, apparel and accessories. Geographically, constant dollar revenue increases were driven by double-digit gains in the Company's major European markets, along with mid single-digit growth in Asia. International revenue comprised 49.5% of total revenue for the first quarter of 2003, compared with 44.8% for the first quarter of 2002.

        Products

        Worldwide footwear revenue for the first quarter of 2003 was $193.7 million, an increase of $31.1 million, or 19.1%, compared with the same period in 2002. The increase was primarily attributable to U.S. Wholesale unit sales, the impact of foreign exchange and, to a lesser degree, European wholesale unit sales. In total, footwear unit sales increased 13.3% and footwear average selling prices increased 5.1%, compared with the prior year. The increase in footwear average selling prices was principally due to the impact of foreign exchange. By category, worldwide increases in Men's and Women's Casual, Kids, the Timberland PRO™ series and Boots were minimally offset by a decrease in Outdoor Performance. Worldwide footwear revenue represented 72.4% and 73.2% of total product revenue for the first quarters of 2003 and 2002, respectively.

        Worldwide apparel and accessories revenue for the first quarter of 2003 was $73.7 million, an increase of $14.0 million, or 23.5%, compared with the same period in 2002. The increase was attributable to the impact of foreign exchange, U.S. Wholesale double-digit revenue increases in the Tree apparel line, the rollout of the Timberland PRO™ series apparel and European unit sales increases, partially offset by a decline in U.S. Consumer Direct. In total, apparel and accessories unit sales increased 11.3% and average selling prices increased 10.9% over the same period last year. As with footwear, the increase in average selling prices was driven by the impact of foreign exchange. Worldwide apparel and accessories revenue represented 27.6% and 26.8% of total product revenue for the first quarters of 2003 and 2002, respectively.

        Channels

        Worldwide wholesale revenue for the first quarter of 2003 was $209.8 million, an increase of $41.4 million, or 24.6%, compared with the same period in 2002. The increase in revenue was primarily due to U.S. footwear unit sales growth, the impact of foreign exchange and, to a lesser degree, increases in European unit sales and U.S. apparel and accessories unit sales.

        Worldwide revenue from Company-owned retail and factory stores, along with the Company's e-commerce business, for the first quarter of 2003 was $61.2 million, an increase of $3.9 million, or 6.8%, compared with the same period in 2002. The increase was primarily due to the impact of foreign exchange and growth in the International retail apparel and accessories business, partially offset by the decrease in U.S. Consumer Direct, as discussed previously. During the first quarter of 2003, the

Company opened 7 retail stores and closed 5 retail stores, worldwide. Given the U.S. retail climate and the promotional market environment in the U.S., the Company will continue to focus on controlling new store growth and enhancing profitability at current U.S. locations, while continuing to target new store additions internationally.

Gross Profit

        Gross profit as a percentage of revenue for the first quarter of 2003 was 46.6%, an increase of 2.4 percentage points from the 44.2% reported for the first quarter of 2002. Overall, gross margins benefited from lower product costs, a decrease in off-price sales and the impact of foreign exchange. The reduced levels of off-price sales reflect solid sell-through trends, aided by weather conditions favorable to the Company in the northeastern region of the U.S. Foreign exchange drove approximately 0.3 percentage points of gross margin improvement and, at current rates, should continue to aid gross margins for the balance of 2003. The year over year impact of increases in leather hide prices had a minimal negative impact on first quarter gross margin rates but will likely have a greater negative impact for the balance of 2003. Overall, the Company is expecting gross margin rates for the balance of 2003 to show improvement, when compared with the prior year, after adjusting for the negative impact of the fourth quarter 2002 U.S. west coast port work stoppage.

Operating Expense

        Operating expense was $96.7 million for the first quarter of 2003, up $10.8 million, or 12.6%, from the $85.9 million reported for the first quarter of 2002. Operating expense as a percentage of revenue for the first quarter of 2003 decreased to 35.7%, from 38.0% for the first quarter of 2002, reflecting cost leverage associated with the Company's 20.1% revenue growth. The dollar increase was primarily due to growth in International operations, which have had significant revenue growth and maintain higher operating expense structures, and to investments in sales and product initiatives. Foreign exchange rate changes added $5.2 million in operating expense, compared with the prior year. Going forward, the Company plans to invest in enhanced consumer marketing, product development capability and international expansion, which will likely drive expense increases above the rate of revenue growth, compared with the prior year.

Operating Income/Income Before Income Taxes

        Operating income was $29.5 million for the first quarter of 2003, up $15.6 million, or 112.5%, from the $13.9 million reported for the first quarter of 2002. As a percentage of revenue, operating income was 10.9%, compared with 6.2% for the prior year. This improvement was primarily driven by the 20.1% revenue increase, enhanced by improved gross margin and operating expense rates, as discussed previously. The Company is targeting modest improvements in operating margins for the full year 2003, compared with the prior year, after adjusting for the negative impact of the fourth quarter 2002 U.S. west coast port work stoppage. The Company expects that, as a percentage of sales, balance of year operating expense increases are likely to offset gross margin rate increases.

        Income before income taxes increased in all segments for the first quarter of 2003, compared with the prior year. In the U.S. Wholesale segment, the increase in operating income was driven by a 12.0% footwear unit sales increase, supported by improved gross margin rates, in part due to lower off-price sales, and lower expense rates. The U.S. Consumer Direct segment operating income was up slightly compared with the prior year. Improvements in gross margin rates and operating expense rates offset the revenue decline. As a percentage of revenue, operating income improved in the U.S. Consumer Direct segment from 4.6% in the first quarter of 2002 to 4.9% in the first quarter of 2003, reflecting the Company's focus on enhancing profitability at existing store locations. Internationally, the operating income improvement was driven by the impact of foreign exchange and, to a lesser degree, the 14.2% constant dollar revenue increase, primarily in Europe. These improvements were partially offset by investments in Asia. Unallocated Corporate income before income taxes decreased, compared to the prior year, primarily due to the reduction of product related costs, accounted for corporately, and, to a lesser degree, other costs incurred in support of company-wide activities.

Other, net, Interest and Taxes

        Other, net was $0.2 million of income in the first quarter of 2003, compared with $0.0 million in the first quarter of 2002. Other, net includes interest income of $0.4 million and $0.3 million in the first quarters of 2003 and 2002, respectively. Interest expense, which is comprised of fees related to the establishment and maintenance of the Company's revolving credit facility and to interest paid on short term borrowings, was $0.2 million in the first quarters of 2003 and 2002.

        The effective tax rate for the three months ended March 28, 2003 and March 29, 2002 was 35.0% and 35.5%, respectively. During the fourth quarter of 2002, the Company adjusted its full year effective tax rate to 35.0%, equal to the estimated rate for 2003.

RECONCILIATION OF TOTAL AND INTERNATIONAL REVENUE INCREASES TO CONSTANT DOLLAR REVENUE INCREASES

Total Company Revenue Reconciliation:

	$ Change	% Change
Revenue increase (GAAP)	$45.3	20.1%
Increase due to foreign exchange rate changes	18.8	8.3%

Revenue increase in constant dollars	$26.5	11.8%

International Revenue Reconciliation:

	$ Change	% Change
Revenue increase (GAAP)	$33.1	32.8%
Increase due to foreign exchange rate changes	18.8	18.6%

Revenue increase in constant dollars	$14.3	14.2%

        Management provides constant dollar revenue growth for total Company and International results because many investors find it useful to understand revenue growth excluding any impact from foreign exchange rate changes.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used by operations for the first quarter of 2003 was $19.4 million, compared with $16.2 million used during the same period in 2002. Accounts receivable for the quarter, at $154.4 million, increased 25.8%, compared with the $122.8 million reported for the first quarter of 2002, reflecting wholesale revenue increases and sales timing later in the quarter. Days sales outstanding increased by 2 days, from 49 days at March 29, 2002 to 51 days at March 28, 2003. Inventory for the quarter, at $137.8 million, decreased by 8.2%, compared with the $150.1 million reported for the first quarter of 2002, and 12 month rolling annual inventory turns improved from 4.1 times for the first quarter of 2002 to 4.7 times for the first quarter of 2003. The source of cash from the change in accounts payable, compared with the use in the prior year, was primarily due to the timing of inventory receipt and payments. The use of cash from accruals primarily resulted from lower payroll related accruals at March 28, 2003, compared with December 31, 2002, than in the comparable period for the prior year. On an absolute basis, cash used during the first quarter of 2003 was primarily related to increased receivables (related to the sales volume in the Company's first quarter) and seasonal spending on inventory, the aforementioned change in accruals and the first quarter payment of income taxes.

        Net cash used by investing activities amounted to $2.3 million for the first quarter of 2003 and $2.4 million for the first quarter of 2002. Capital expenditures for the first quarter of 2003 were $2.9 million, compared with $2.7 million for the same period in 2002 (Depreciation expense for the first quarter of 2003 and 2002 was $5.0 million and $4.7 million, respectively). Net cash used by financing activities was $27.8 million for the first quarter of 2003, compared with $17.3 million used for the first quarter of 2002. Cash flows from financing activities reflected stock repurchases of $29.6 million in the first quarter of 2003 and $20.2 million in the first quarter of 2002.

        The Company has available unsecured revolving, committed and uncommitted lines of credit as sources of financing for its seasonal and other working capital requirements. The Company had no debt outstanding at March 28, 2003, December 31, 2002 and March 29, 2002.

        As discussed in the Company's Annual Report on Form 10-K, for the year ended December 31, 2002, management believes that the Company's capital needs for 2003 will be met through its current cash balances, its existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K, for the year ended December 31, 2002, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

OFF-BALANCE SHEET OBLIGATIONS

        The Company has the following off-balance sheet contractual obligations and commercial commitments: operating leases; letters of credit; and hedging contracts. Detailed information regarding these obligations and commitments was disclosed in the Company's Annual Report on Form 10-K, for the year ended December 31, 2002. As of March 28, 2003, there has not been any significant change to the lease commitments by year reported in the Company's Annual Report on Form 10-K, for the year ended December 31, 2002. As of March 28, 2003 and March 29, 2002, the Company had letters of credit outstanding of $11.0 million and $16.0 million, respectively. As of March 28, 2003, the Company had $144.6 million in hedging contracts outstanding, all of which are due to settle within the next 12 months (see Note 6).

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transitional and Disclosure—An Amendment of FASB Statement No. 123." This statement is effective for fiscal years ending after December 15, 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in the annual and interim financial statements regarding the accounting method for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to transition to the fair value based method of accounting for stock-based employee compensation at this time (see Note 14).

        In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. The Company will be evaluating the impact of this statement during the second quarter of 2003.

FORWARD-LOOKING INFORMATION

        The statements contained in this report, which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or business level for 2003 or any other future period, may be deemed to constitute forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain factors. Such factors include, but are not limited to, the Company's ability to: (i) successfully market and sell its products in view of changing consumer trends, consumer acceptance of products, and other factors affecting retail market conditions, including the current U.S. and global economic environment and the uncertainties resulting from the continuing war on terrorism; (ii) manage its foreign exchange rate risks; (iii) obtain adequate raw materials at competitive prices; and (iv) other factors, including those detailed from time to time in the Company's Securities and Exchange Commission reports, including its Annual Report on Form 10-K filed on March 27, 2003. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's current policies and business practices regarding derivative instruments are consistent with its disclosure in its Annual Report on Form 10-K, for the year ended December 31, 2002. At March 28, 2003, December 31, 2002 and March 29, 2002, the Company had no short-term or long-term debt outstanding. The Company's foreign currency exposure is generated primarily from its European operating subsidiaries and, to a lesser degree, its Asian operating subsidiaries. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $15.0 million, compared with $13.0 million at March 29, 2002. The increase at March 28, 2003 is due to the amount of foreign currency forward contracts held at March 28, 2003, compared with March 29, 2002 (see Note 6).

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  Exhibit 99.1—CEO certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.2—CFO certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Timberland Company (Registrant)
Date: May 12, 2003	/s/ BRIAN P. MCKEON Brian P. McKeon Chief Financial Officer and Executive Vice President—Finance and Administration
Date: May 12, 2003	/s/ JOHN D. CRIMMINS John D. Crimmins Vice President, Corporate Controller and Chief Accounting Officer

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

Date: May 12, 2003
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

Date: May 12, 2003
/s/ BRIAN P. MCKEON Brian P. McKeon Chief Financial Officer