Form 10-Q
period 2003-06-27
TIMBERLAND CO
filed 2003-08-11
CIK 814361

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

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

        On July 25, 2003, 28,441,902 shares of the registrant's Class A Common Stock were outstanding and 7,144,675 shares of the registrant's Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TIMBERLAND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Dollars in Thousands)

	June 27, 2003	December 31, 2002
	(unaudited)
Current assets
Cash and equivalents	$82,578	$141,195
Accounts receivable, net of allowance for doubtful accounts of $7,144 at June 27, 2003 and $7,487 at December 31, 2002	121,995	132,110
Inventory	173,047	122,417
Prepaid expense	21,448	21,493
Deferred income taxes	18,919	24,568

Total current assets	417,987	441,783

Property, plant and equipment	182,815	176,415
Less accumulated depreciation and amortization	(113,087)	(103,045)

Net property, plant and equipment	69,728	73,370

Goodwill	14,163	14,163
Intangible assets	3,516	3,732
Other assets, net	7,234	5,623

Total assets	$512,628	$538,671

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Per Share Data)

	June 27, 2003	December 31, 2002
	(unaudited)
Current liabilities
Accounts payable	$45,618	$33,678
Accrued expense
Payroll and related	24,985	39,879
Other and interest	47,634	49,551
Income taxes payable	4,739	20,134
Derivative liabilities	11,428	12,514

Total current liabilities	134,404	155,756

Deferred compensation and other liabilities	5,002	3,072
Deferred income taxes	6,573	7,058
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 42,531,964 shares issued at June 27, 2003 and 41,518,667 shares at December 31, 2002	425	415
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 7,144,675 shares issued and outstanding at June 27, 2003 and 7,561,185 shares issued and outstanding at December 31, 2002	71	76
Additional paid-in capital	159,728	142,883
Deferred compensation	(4,229)	(3,078)
Retained earnings	630,968	605,826
Accumulated other comprehensive income/(loss)	(4,737)	(9,837)
Less treasury stock at cost, 13,963,398 Class A shares at June 27, 2003 and 12,773,521 Class A shares at December 31, 2002	(415,577)	(363,500)

Total stockholders' equity	366,649	372,785

Total liabilities and stockholders' equity	$512,628	$538,671

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Revenue	$211,733	$191,529	$482,730	$417,227
Cost of goods sold	112,957	105,521	257,726	231,455

Gross profit	98,776	86,008	225,004	185,772

Operating expense
Selling	70,449	63,537	148,001	132,784
General and administrative	19,266	16,499	38,415	33,120

Total operating expense	89,715	80,036	186,416	165,904

Operating income	9,061	5,972	38,588	19,868

Other expense/(income)
Interest expense	222	189	439	370
Other, net	(103)	(1,849)	(531)	(2,057)

Total other expense/(income)	119	(1,660)	(92)	(1,687)

Income before income taxes	8,942	7,632	38,680	21,555

Provision for income taxes	3,130	2,709	13,538	7,652

Income before cumulative effect of change in accounting principle	$5,812	$4,923	$25,142	$13,903

Cumulative effect of change in accounting principle	—	—	—	4,913

Net income	$5,812	$4,923	$25,142	$18,816

Earnings per share before cumulative effect of change in accounting principle
Basic	$.16	$.13	$.70	$.37

Diluted	$.16	$.13	$.69	$.36

Earnings per share after cumulative effect of change in accounting principle
Basic	$.16	$.13	$.70	$.50

Diluted	$.16	$.13	$.69	$.49

Weighted-average shares outstanding
Basic	35,678	37,710	35,841	37,854

Diluted	36,633	38,652	36,670	38,656

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 27, 2003	June 28, 2002
Cash flows from operating activities:
Net income	$25,142	$18,816
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Deferred income taxes	4,740	2,171
Depreciation and amortization	12,036	10,999
Cumulative effect of change in accounting principle	—	(4,913)
Tax benefit from stock option plans	6,262	3,599
Increase/(decrease) in cash from changes in working capital items:
Accounts receivable	13,534	23,953
Inventory	(50,059)	(31,932)
Prepaid expense	596	536
Accounts payable	9,944	(978)
Accrued expense	(17,619)	(2,999)
Income taxes	(15,354)	(14,457)

Net cash provided/(used) by operating activities	(10,778)	4,795

Cash flows from investing activities:
Additions to property, plant and equipment, net	(6,572)	(6,389)
Other, net	734	786

Net cash used by investing activities	(5,838)	(5,603)

Cash flows from financing activities:
Common stock repurchases	(54,318)	(42,398)
Issuance of common stock	10,851	8,175

Net cash used by financing activities	(43,467)	(34,223)

Effect of exchange rate changes on cash	1,466	1,649

Net decrease in cash and equivalents	(58,617)	(33,382)
Cash and equivalents at beginning of period	141,195	105,658

Cash and equivalents at end of period	$82,578	$72,276

Supplemental disclosure of cash flow information:
Interest paid	$263	$267
Income taxes paid	17,931	16,323

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

1.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly The Timberland Company's (the "Company") financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consist of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.
The results of operations for the three and six months ended June 27, 2003 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.
Dilutive securities included in the calculation of diluted weighted-average shares were 955,044 and 942,550 for the second quarters of 2003 and 2002, respectively, and 829,807 and 801,988 for the first six months of 2003 and 2002, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 515,664 and 747,745 for the second quarters of 2003 and 2002, respectively, and 548,119 and 775,695 for the first six months of 2003 and 2002, respectively.

4.
In the second quarter of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Company adopted this standard effective January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Accordingly, in the first quarter of 2002, the Company recognized a cumulative effect of a change in accounting principle after-tax gain of $4,913 ($0.13 per share diluted and basic) for the unamortized balance of the excess of fair value of net assets over cost as of December 31, 2001.

5.
The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 requires the cessation of goodwill amortization and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. The Company performed its 2003 annual impairment test as of June 27, 2003 and has determined that no impairment of reported goodwill has occurred.

        Information regarding the Company's other intangible assets follows:

	As of June 27, 2003			As of June 28, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Trademarks and related expenses	$7,222	$(3,706)	$3,516	$6,456	$(3,103)	$3,353

  Amortization expense for the second quarters of 2003 and 2002 was $327 and $292, respectively, and $644 and $575 for the first six months of 2003 and 2002, respectively. The estimated amortization for existing intangible assets as of June 27, 2003 for each of the five succeeding fiscal years, is as follows: 2003: $1,308; 2004: $1,127; 2005: $871; 2006: $571; and 2007: $241.

6.
In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as the Company purchases and sells goods in local currencies. Derivative instruments, specifically forward contracts, are used by the Company in its hedging of forecasted foreign currency transactions, typically for a period not greater than 24 months. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of June 27, 2003, the Company had forward contracts maturing at various dates through March 2004 to buy and sell the equivalent of $141,883 in foreign currencies at contracted rates. As of June 28, 2002, the Company had forward contracts maturing at various dates through March 2004 to buy and sell the equivalent of $213,491 in foreign currencies at contracted rates. The decrease in the value of contracts held at June 27, 2003, compared with June 28, 2002, is principally the result of the Company having elected to hedge a smaller portion of its forecasted 2004 foreign currency exposure at June 27, 2003 than the portion of its forecasted 2003 exposure that was hedged at June 28, 2002, as permitted in accordance with the Company's hedging policy. For the quarters ended June 27, 2003 and June 28, 2002, the Company recorded, in its income statement, after-tax hedging losses of $3,831 and $2,331, respectively, and, for the year to date periods ended June 27, 2003 and June 28, 2002, after-tax hedging losses of $8,065 and $709, respectively.

7.
On June 27, 2003, the Company had $11,428 in derivative liabilities on its balance sheet. On December 31, 2002, the Company had $12,514 in derivative liabilities on its balance sheet. These amounts reflect the fair value of the Company's foreign exchange contracts, which hedge forecasted future economic exposure, as measured in accordance with SFAS No. 133. The fair value of a contract is a liability when the value of the dollar, compared with another currency, is weaker than the Company's current contract rates and is an asset when the value of the dollar is stronger than the Company's current contract rates. The offset to the liabilities and assets is in other comprehensive income/(loss). The Company estimates that, of the $11,428 in derivative liabilities on its balance sheet as of June 27, 2003, $11,137 will be reclassified to earnings in 2003 and $291 will be reclassified to earnings in the first quarter of 2004.

8.
Comprehensive income for the three and six months ended June 27, 2003 and June 28, 2002 follows:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2003	June 28, 2002	June 28, 2003	June 27, 2002
Net income	$5,812	$4,923	$25,142	$18,816
Change in cumulative translation adjustment	4,016	6,333	4,438	5,468
Change in fair value of derivative financial instruments, net of taxes	(1,411)	(10,530)	662	(10,334)

Comprehensive income	$8,417	$726	$30,242	$13,950

  For the three months ended June 27, 2003 and June 28, 2002, the after-tax hedging (losses)/gains reclassified to earnings were $(2,764) and $(804), respectively, and, for the six months ended June 27, 2003 and June 28, 2002, the after-tax hedging (losses)/gains reclassified to earnings were $(7,114) and $307, respectively.

9.
Business segment revenue, income/(loss) before income taxes, total assets and goodwill for the three and six months ended June 27, 2003 and June 28, 2002 follows:

  For the Three Months Ended June 27, 2003 and June 28, 2002

2003	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
Revenue	$96,306	$32,870	$82,557	$—	$211,733
Income/(loss) before income taxes	26,110	1,223	3,385	(21,776)	8,942
Total assets	168,221	28,211	177,465	138,731	512,628
Goodwill	6,804	794	6,565	—	14,163
2002
Revenue	$93,266	$32,613	$65,650	$—	$191,529
Income/(loss) before income taxes	22,807	2,796	5,735	(23,706)	7,632
Total assets	172,686	28,402	144,594	139,025	484,707
Goodwill	6,804	794	6,565	—	14,163

  For the Six Months Ended June 27, 2003 and June 28, 2002

2003	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
Revenue	$200,308	$65,701	$216,721	$—	$482,730
Income/(loss) before income taxes	54,552	2,823	26,103	(44,798)	38,680
2002
Revenue	$183,531	$66,999	$166,697	$—	$417,227
Income/(loss) before income taxes	45,952	4,368	23,625	(52,390)	21,555

  The 2002 goodwill amounts exclude the unamortized balance of the excess of fair value of net assets over cost, as discussed in Note 4. A discussion of segment revenue and profitability is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

10.
Inventory consisted of the following:

	June 27, 2003	December 31, 2002	June 28, 2002
Raw materials	$5,128	$2,065	$3,798
Work-in-process	1,868	1,745	2,491
Finished goods	166,051	118,607	153,970

	$173,047	$122,417	$160,259

11.
In March 2003, the Company issued 55,000 restricted shares of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. These shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. These restrictions lapse equally over the next three years. Upon issuance of this stock, based upon the market value of the shares at the date of the grant, deferred compensation was charged to stockholders' equity for the restricted shares. The weighted-average fair value of these issuances was $38.19 per share.

  In May of 2003, the Company's shareholders approved a proposal to amend the Company's 1997 Incentive Plan, as amended, to increase the number of shares reserved for issuance from 6,000,000 to 8,000,000.

  In July 2003, the Company's Board of Directors approved future awards of restricted share grants of up to 97,500 shares of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. The award of these restricted share grants will be based on the achievement of specified performance targets for the period July 1, 2003 through December 31, 2003. Should threshold or higher targets be achieved, grants up to 97,500 shares will be made in the first quarter of 2004. The Company will account for these restricted share grants under the provisions of Accounting Principles Board ("APB") No. 25.

12.
The effective tax rate for the three and six months ended June 27, 2003 and June 28, 2002 was 35.0% and 35.5%, respectively. During the fourth quarter of 2002, the Company adjusted its full year effective tax rate to 35.0%, equal to the estimated rate for 2003.

13.
On May 16, 2002, the Company's Board of Directors approved an additional repurchase of up to 4,000,000 shares of the Company's Class A Common Stock. The Company has repurchased 2,345,700 shares under this authorization. The Company may use repurchased shares to offset future issuances under the Company's stock-based employee incentive plans, or for other purposes. The Company may use Rule 10b5-1 plans to facilitate share repurchases.

14.
The Company recognized approximately $3,100 and $2,200 in outbound shipping costs in selling expense in the second quarters of 2003 and 2002, respectively. The Company also recognized approximately $1,000 and $900 in shipping reimbursements in the second quarters of 2003 and 2002, respectively.

  For the first six months of 2003 and 2002, the Company recognized approximately $6,900 and $4,900 in shipping costs in selling expense, respectively, and approximately $2,100 and $2,000 in shipping reimbursements, respectively.

  The increase in shipping costs in both the second quarter and the year to date second quarter, compared with the prior year, was primarily due to volume and, to a lesser degree, mix of modes of transport.

15.
The Company applies APB No. 25 and related interpretations in accounting for its stock plans. The Company follows SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123" for disclosure purposes. SFAS No. 148, issued in December 2002, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in the annual and interim financial statements regarding the accounting method for stock-based compensation and the effect of the method used on reported results.

  In the Company's condensed consolidated financial statements, no compensation cost has been recognized for stock option grants issued under any of the Company's stock option plans. Had compensation cost for stock option grants issued been determined under the fair value method of

  SFAS No. 123, the Company's net income, basic and diluted earnings per share for the three and six months ended June 27, 2003 and June 28, 2002, respectively, would have been:

	Three Months Ended		Six Months Ended
Before cumulative effect of change in accounting principle:	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net income before cumulative effect of change in accounting principle, as reported	$5,812	$4,923	$25,142	$13,903
Stock-based compensation costs, net of tax	1,364	2,212	3,580	4,263

Pro forma net income before cumulative effect of change in accounting principle	$4,448	$2,711	$21,562	$9,640
Basic earnings per share before cumulative effect of change in accounting principle, as reported	$.16	$.13	$.70	$.37
Pro forma basic earnings per share before cumulative effect of change in accounting principle	$.12	$.07	$.60	$.25
Diluted earnings per share before cumulative effect of change in accounting principle, as reported	$.16	$.13	$.69	$.36
Pro forma diluted earnings per share before cumulative effect of change in accounting principle	$.12	$.07	$.59	$.25
	Three Months Ended		Six Months Ended
After cumulative effect of change in accounting principle:	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net income after cumulative effect of change in accounting principle, as reported	$5,812	$4,923	$25,142		$18,816
Stock-based compensation costs, net of tax	1,364	2,212	3,580		4,263

Pro forma net income after cumulative effect of change in accounting principle	$4,448	$2,711	$21,562		$14,553
Basic earnings per share after cumulative effect of change in accounting principle, as reported	$.16	$.13	$.70		$.50
Pro forma basic earnings per share after cumulative effect of change in accounting principle	$.12	$.07	$.60		$.38
Diluted earnings per share after cumulative effect of change in accounting principle, as reported	$.16	$.13	$.69	$	. 49
Pro forma diluted earnings per share after cumulative effect of change in accounting principle	$.12	$.07	$.59		$.38

  The fair value of each stock option granted in the three and six months ended June 27, 2003 and June 28, 2002 under the Company's plans was estimated on the date of the grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under the plans in the three months ended June 27, 2003 and June 28, 2002, respectively: expected volatility of 39.5% and 47.0%; risk-free interest rates of 1.9% and 3.4%; expected lives of 8.8 and 5.0 years; and no dividend payments. The weighted-average fair values per share of stock options granted during the three months ended June 27, 2003 and June 28, 2002 were $24.18 and $18.24, respectively. The following weighted-average assumptions were used to value grants issued under the plans in the six months ended June 27, 2003 and June 28, 2002, respectively: expected volatility of 41.6% and 49.8%; risk-free interest rates of 1.7% and 3.1%; expected lives of 5.1 and 4.6 years; and no dividend payments. The weighted-average fair values per share of stock options granted during the six months ended June 27, 2003 and June 28, 2002 were $15.45 and $16.08, respectively.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires assumptions and estimates that affect the reported amounts of assets and liabilities, disclosures in the financial statements and related notes and the reporting of revenue and expense. The accompanying management discussion is based upon a consistent application of accounting policies and methodology in developing assumptions and estimates. The Company believes that the estimates, assumptions and judgments involved in applying the critical accounting policies described in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 have the greatest potential impact on the Company's financial statements. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying these critical accounting policies. Currently, the Company is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 27, 2003 AND JUNE 28, 2002

Revenue

        Overview

Total Company revenue for the second quarter of 2003 was $211.7 million, an increase of $20.2 million, or 10.5%, compared with the $191.5 million in revenue reported for the second quarter of 2002. The Company's International business contributed $16.9 million of the increase, of which $10.1 million was related to favorable foreign currency impacts, primarily from the strengthening of the euro. Total Company constant dollar revenue growth was 5.3% for the quarter, compared with the prior year, primarily driven by growth in Spain, the U.K. and Italy, as well as growth in Asia. Domestically, revenue increased 2.6%, with U.S. Wholesale revenue increasing 3.3% and U.S. Consumer Direct increasing 0.8%. Within the U.S. Wholesale business, modest growth in footwear revenue, and double-digit gains in apparel and accessories revenue drove the 3.3% increase in revenue. Footwear gains were driven by increased sales of Boots, Women's Casual and the Timberland PRO™ series products. Footwear revenue also benefited from higher levels of price realization reflecting lower levels of off-price sales. Apparel and accessories increases were driven by positive retailer reaction to the Timberland apparel Spring line and to the rollout of the Company's new Timberland PRO™ series apparel line. In the U.S. Consumer Direct segment, increased footwear and, to a lesser degree, e-commerce revenue, offset the decline in apparel and accessories revenue. Overall, the business was affected by the continuing weakness in the U.S. retail climate and a promotional market environment.

  Segments

Domestic revenue, comprised of the U.S. Wholesale and U.S. Consumer Direct segments, for the second quarter of 2003 was $129.2 million, an increase of $3.3 million, or 2.6%, compared with the same period in 2002. Domestic revenue represented 61.0% of total revenue for the quarter, compared with 65.7% for the second quarter of 2002. The U.S. Wholesale segment revenue increased 3.3% for the quarter, compared with the same period in 2002, reflecting increases in footwear average selling prices, benefiting from favorable product mix and lower levels of off-price sales and, to a lesser degree, growth in apparel and accessories unit sales, in part due to the Company's new Timberland PRO™ series apparel line introduced in the Fall of 2002. The U.S. Consumer Direct segment revenue increased 0.8%, compared with the same period in 2002. On a comparable store basis, domestic retail sales decreased 1.9%. This decrease was offset by the addition of 5 stores in the second half of 2002. The increase in revenue compared with the prior year was primarily due to an increase in footwear unit sales, partially offset by a decline in apparel and accessories average selling prices due to mix of products sold and promotional markdowns, reflecting continued weakness in the U.S. retail climate. The Company will continue to focus on enhancing profitability at current store locations and anticipates ending the year with a store count equal to 2002 year end.

International segment revenue for the second quarter of 2003 was $82.6 million, an increase of $16.9 million, or 25.8%, compared with the second quarter of 2002. On a constant dollar basis, International revenue increased 10.4%, compared with the same period in 2002. International revenue represented 39.0% of total revenue for the quarter, compared with 34.3% for the second quarter of 2002. The increase in revenue over the prior year was driven by the impact of foreign exchange and unit volume increases, primarily in footwear and, to a lesser degree, apparel and accessories. Average selling prices were down slightly, reflective of a general slowdown in the European marketplace and the impact of SARS on the Asian wholesale and retail markets. Geographically, constant dollar revenue increases were driven by solid gains in Spain, the U.K. and Italy, combined with double-digit growth in Asia.

        Products

Worldwide footwear revenue for the second quarter of 2003 was $162.5 million, an increase of $17.1 million, or 11.8%, compared with the same period in 2002. The increase was primarily attributable to International unit sales, the impact of foreign exchange and, to a lesser degree, higher domestic average selling prices. In total, footwear unit sales increased 6.5% and footwear average selling prices increased 4.9%, compared with the prior year. The increase in footwear average selling prices was principally due to the impact of foreign exchange and, to a lesser degree, lower levels of U.S. Wholesale off-price sales. By category, Boots, Women's Casual, the Timberland PRO™ series and Men's Casual drove the revenue increases over the prior year. These increases were partially offset by a decrease in Kids', in part due to lower levels of off-price sales, compared with the same period last year. Worldwide footwear revenue represented 77.7% and 77.0% of total product revenue for the second quarters of 2003 and 2002, respectively.

Worldwide apparel and accessories revenue for the second quarter of 2003 was $46.7 million, an increase of $3.4 million, or 7.7%, compared with the same period in 2002. The increase was primarily attributable to the impact of foreign exchange and International unit sales increases and, to a lesser degree, U.S. Wholesale double-digit revenue increases in the Timberland® apparel line and the rollout of Timberland PRO™ series apparel. These increases were partially offset by a decline in U.S. Consumer Direct average selling prices, as discussed previously. In total, apparel and accessories unit sales increased 6.6% and average selling prices increased 1.1% over the same period last year. Worldwide apparel and accessories revenue represented 22.3% and 23.0% of total product revenue for the second quarters of 2003 and 2002, respectively.

Worldwide royalty revenue for the second quarter of 2003 was $2.5 million, a decrease of $0.3 million, or 9.4%, compared with the same period last year. The decrease was driven primarily by the Company's decision to maximize the potential of the Company's Canadian footwear business by changing it from a distributor royalty arrangement in 2002 to a wholly-owned subsidiary in 2003.

        Channels

Worldwide wholesale revenue for the second quarter of 2003 was $149.4 million, an increase of $14.4 million, or 10.7%, compared with the same period in 2002. The increase in revenue was primarily due to increases in worldwide footwear unit sales and the impact of foreign exchange. Additionally, as mentioned previously, U.S. Wholesale average selling prices increased, reflecting favorable product mix and lower levels of off-price sales. Worldwide consumer direct revenue, which includes the Company's worldwide retail and U.S. e-commerce businesses, for the quarter was $62.4 million, an increase of $5.8 million, or 10.2%, compared with the same period in 2002. The increase was primarily due to worldwide unit sales increases in both footwear and apparel and accessories and, to a lesser degree, the impact of foreign exchange, partially offset by a decline in U.S. Consumer Direct apparel and accessories average selling prices, as discussed previously. During the quarter, the Company opened 5 retail stores and closed 2 retail stores, worldwide. Internationally, the Company will continue to target new store additions but, given the U.S. retail climate and the promotional market environment, will focus on controlling new store growth and enhancing profitability at current U.S. locations.

Gross Profit

Gross profit as a percentage of revenue for the second quarter of 2003 was 46.7%, an increase of 1.7 percentage points from the 44.9% reported for the second quarter of 2002. Overall, gross margins benefited from lower product costs, higher margins from reduced levels of off-price sales and mix of merchandise sold. Additionally, gross margin rates benefited from the increased percentage of higher margin International revenue as a share of the total Company business. Foreign exchange had a modest negative impact on gross margins due to the effects of previously established hedge positions but, at current rates, should aid gross margins for the balance of 2003. The year over year impact of increases in leather hide prices had a moderate negative impact on second quarter gross margin rates. Overall, the Company is targeting improvement in gross margin rates for the balance of 2003, when compared with the prior year, after adjusting for the negative impact of the fourth quarter 2002 U.S. west coast port work stoppage, which added approximately $6.0 million in additional freight charges.

The Company includes the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $21.6 million and $21.4 million in the second quarters of 2003 and 2002, respectively.

Operating Expense

Operating expense was $89.7 million for the second quarter of 2003, up $9.7 million, or 12.1%, from the $80.0 million reported for the second quarter of 2002. Operating expense as a percentage of revenue for the quarter increased to 42.4%, from 41.8% for the second quarter of 2002. The dollar increase was, in part due to foreign exchange rate changes, which added $4.4 million in operating expense, or 2.1 percentage points, compared with the prior year. Of the remaining $5.3 million of year over year increase, $4.9 million was related to growth in International operations, primarily investments in selling costs.

Selling expense was $70.4 million, an increase of $6.9 million, or 10.9%, compared with the same period last year. This increase was consistent with the Company's rate of revenue growth. Within this category of expense, approximately $3.5 million of the increase was due to foreign exchange and approximately $2.6 million was related to investments in International new store operating costs, store support and rents. The remainder of the increase was primarily in distribution costs, particularly freight on increased year over year shipments, product development costs and U.S. Consumer Direct store operating costs. These increases were partially offset by lower corporate costs, primarily bad debt expense and lower marketing and brand management related costs.

The Company includes the costs of housing inventory (warehousing and handling costs) in selling expense. These costs amounted to $6.9 million and $6.8 million in the second quarters of 2003 and 2002, respectively. Advertising expense, which is also included in selling expense, was $3.8 million and $4.2 million in the second quarters of 2003 and 2002, respectively. Advertising costs are expensed as incurred.

General and administrative expense, at $19.3 million, increased $2.8 million, or 16.8%, compared with the same period last year. Approximately $0.9 million of the dollar increase was related to foreign exchange. The remainder of the increase was primarily due to investment in International operations in support of the growth of the business, information technology services, depreciation, insurance and charitable contributions.

Operating Income/Income Before Income Taxes

Operating income was $9.1 million for the second quarter of 2003, up $3.1 million, or 51.7%, from the $6.0 million reported for the second quarter of 2002. As a percentage of revenue, operating income was 4.3%, compared with 3.1% for the prior year. This improvement was primarily driven by the 10.5% revenue increase and by improved gross margin rates, partially offset by expense investments, as discussed previously. The Company is targeting relatively flat operating margins for the balance of 2003, compared with the prior year, after adjusting for the negative impact of the fourth quarter 2002 U.S. west coast port work stoppage, which added approximately $6.0 million in incremental freight costs in the fourth quarter of 2002.

Income before income taxes increased in the U.S. Wholesale segment, compared with the prior year. The increase in operating income was driven by a 2.4 percentage point improvement in gross margin rates, reflecting lower levels of off-price sales and mix of merchandise sold, and, to a lesser degree, lower expense rates. The U.S. Consumer Direct segment operating income declined compared with the prior year primarily as a result of the continuing overall weakness in the U.S. retail climate and a promotional market environment, which pressured overall store returns and contributed to a 1.9% decrease in comparable store sales. U.S. Consumer Direct revenue was up 0.8%, compared with the same period in 2002, and gross margin rates decreased primarily due to promotional markdowns. Operating expenses increased 5.3%. Internationally, constant dollar revenue increased 10.4% while operating income decreased from lower gross margin rates, reflecting challenging European economic conditions and the effect of SARS on the Asian market, as well as increases in operating expense rates, reflecting investments in store related costs and enhanced organization capability. Foreign exchange had a minimal impact on second quarter income before income taxes, as revenue increases were offset by operating expense increases and the impact of previously established hedge positions. The Unallocated Corporate segment is comprised of the Company's corporate administrative costs, supply chain costs, corporate marketing and brand management and other costs not allocated to the Company's businesses. Unallocated Corporate losses before income taxes decreased compared to the prior year, primarily due to a $2.3 million reduction in supply chain costs, a $0.7 million reduction in bad debt expense and a $0.8 million reduction in marketing costs, compared with the same period last year, partially offset by a decrease in other income due to the prior year strengthening of foreign exchange rates that resulted in a favorable translation of intercompany balances.

Other, net, Interest and Taxes

Other, net was $0.1 million of income in the second quarter of 2003, compared with $1.8 million of income in the second quarter of 2002. The decrease was primarily due to the effect of the rapid strengthening of foreign exchange rates in 2002, versus the dollar, on the translation of intercompany balances. Other, net includes interest income of $0.2 million and $0.3 million in the second quarters of 2003 and 2002, respectively. Interest expense, which is comprised of fees related to the establishment and maintenance of the Company's revolving credit facility and to interest paid on short term borrowings, was $0.2 in the second quarters of 2003 and 2002.

The effective tax rates for the quarters ended June 27, 2003 and June 28, 2002 were 35.0% and 35.5%, respectively. During the fourth quarter of 2002, the Company adjusted its full year 2002 effective tax rate to 35.0%, equal to the estimated rate for 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 27, 2003 AND JUNE 28, 2002

Revenue

  Overview

        Total Company revenue for the first six months of 2003 was $482.7 million, an increase of $65.5 million, or 15.7%, compared with the $417.2 million in revenue reported for the first six months of 2002. The Company's International business contributed $50.0 million of the increase, of which $28.9 million was related to favorable foreign currency impacts, primarily from the strengthening of the euro. Total Company constant dollar revenue growth was 8.8% in the first half, compared with the prior year, primarily driven by growth in Italy, Spain, Germany and the U.K., as well as growth in Asia. Domestically, revenue increased 6.2%, with U.S. Wholesale revenue increasing 9.1% and U.S. Consumer Direct decreasing 1.9%. Within the U.S. Wholesale business, moderate growth in footwear revenue drove the increase, along with double-digit increases in apparel and accessories revenue, impacted by positive retailer response to Spring product offerings and first quarter weather trends favorable to the Company in the northeastern region of the United States. The decline in U.S. Consumer Direct revenue was primarily due to the continuing overall weakness in the U.S. retail climate and a promotional market environment, resulting in a 3.1% comparable store sales decrease.

        Segments

Domestic revenue, comprised of the U.S. Wholesale and U.S. Consumer Direct segments, for the first six months of 2003 was $266.0 million, an increase of $15.5 million, or 6.2%, compared with the same period in 2002. Domestic revenue represented 55.1% of total revenue for the first half, compared with 60.0% for the first half of 2002. The U.S. Wholesale segment revenue increased 9.1% in the first half, compared with the same period in 2002, primarily due to growth in footwear unit sales and, to a lesser degree, growth in apparel and accessories unit sales. These increases were principally a result of positive retailer response to Spring product offerings, weather trends favorable to the Company in the northeastern region of the United States in the first quarter and, to a lesser degree, in the second quarter, increased footwear average selling prices, benefiting from lower levels of off-price sales. The U.S. Consumer Direct segment revenue decreased 1.9%, compared with the same period in 2002. On a comparable store basis, domestic retail sales decreased 3.1%. The decrease in revenue, compared with the prior year, was primarily due to the continuing overall weakness in the U.S. retail climate and a promotional market environment, which resulted in a decline in apparel and accessories average selling prices and, to a lesser degree, a reduction in apparel and accessories unit sales. These were partially offset by increased footwear unit sales.

International segment revenue for the first six months of 2003 was $216.7 million, an increase of $50.0 million, or 30.0%, compared with the first six months of 2002. On a constant dollar basis,

International revenue increased 12.7%, compared with the same period in 2002. International revenue comprised 44.9% of total revenue for the first half, compared with 40.0% for the first half of 2002. The increase in revenue over the prior year was driven primarily by the impact of foreign exchange, which increased average selling prices, and unit volume increases in footwear in the European wholesale channel and, to a lesser degree, unit volume increases in apparel and accessories in both Europe and Asia. Geographically, constant dollar revenue increases were driven by gains in Italy, Spain, Germany and the U.K., as well as growth in Asia.

  Products

Worldwide footwear revenue for the first six months of 2003 was $356.2 million, an increase of $48.2 million, or 15.6%, compared with the same period in 2002. The increase reflected the impact of foreign exchange and, to a lesser degree, U.S. Wholesale and European wholesale unit sales. In total, footwear unit sales increased 10.0% and footwear average selling prices increased 5.1%, compared with the prior year. The increase in footwear average selling prices was principally due to the impact of foreign exchange. By category, the Company experienced worldwide revenue increases in Women's and Men's Casual, the Timberland PRO™ series, Boots and Kids'. Worldwide footwear revenue represented 74.7% and 74.9% of total product revenue for the first six months of 2003 and 2002, respectively.

Worldwide apparel and accessories revenue for the first six months of 2003 was $120.4 million, an increase of $17.4 million, or 16.9%, compared with the same period in 2002. The increase was primarily attributable to the favorable benefit of foreign exchange, U.S. Wholesale double-digit revenue increases in the Timberland® apparel line, the rollout of the Timberland PRO™ series apparel and European unit sales increases, partially offset by a decline in U.S. Consumer Direct average selling prices and unit sales, as discussed previously. In total, apparel and accessories unit sales increased 9.2% and average selling prices increased 7.0% over the same period last year. As with footwear, the increase in average selling prices was driven primarily by the impact of foreign exchange. Worldwide apparel and accessories revenue represented 25.3% and 25.1% of total product revenue for the first six months of 2003 and 2002, respectively.

Worldwide royalty revenue for the first six months of 2003 was $6.1 million, a decrease of $0.1 million, or 1.4%, compared with the same period last year. The decrease was driven primarily by the Company's decision to maximize the potential of the Company's Canadian footwear business by changing it from a distributor royalty arrangement in 2002 to a wholly-owned subsidiary in 2003.

  Channels

Worldwide wholesale revenue for the first six months of 2003 was $359.2 million, an increase of $55.8 million, or 18.4%, compared with the same period in 2002. The increase in revenue reflected the impact of foreign exchange and, to a lesser degree, U.S. and European footwear unit sales growth.

Worldwide consumer direct revenue for the first six months of 2003 was $123.6 million, an increase of $9.7 million, or 8.5%, compared with the same period in 2002. The increase was primarily due to the impact of foreign exchange, growth in the International retail apparel and accessories business and increases in U.S. Consumer Direct footwear unit sales, partially offset by the decrease in U.S. Consumer Direct apparel and accessories revenue, as discussed previously. During the first half, the Company opened 13 retail stores and closed 6 retail stores, worldwide.

Gross Profit

Gross profit as a percentage of revenue for the first six months of 2003 was 46.6%, an increase of 2.1 percentage points from the 44.5% reported for the first six months of 2002. Overall, gross margins benefited from lower product costs, higher margins from a reduced level of off-price sales and mix of merchandise sold. The year over year impact of increases in leather hide prices had a modest negative impact on first half gross margin rates. The reduced levels of off-price sales reflect solid sell-through trends, aided by weather conditions favorable to the Company in the northeastern region of the United States in the first quarter of 2003. Overall, the Company is targeting improved gross margin rates for the balance of 2003, when compared with the prior year, after adjusting for the negative impact of the fourth quarter 2002 U.S. west coast port work stoppage.

The Company includes the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $41.9 million for the first six months of 2003 and 2002.

Operating Expense

Operating expense was $186.4 million for the first six months of 2003, up $20.5 million, or 12.4%, from the $165.9 million reported for the first six months of 2002. Operating expense as a percentage of revenue for the first half decreased to 38.6%, from 39.8% for the first half of 2002, reflecting a growth rate less than the Company's 15.7% revenue increase. The dollar increase was primarily due to growth in International operations, which has had significant revenue growth and maintain higher operating expense structures, and to foreign exchange rate changes, which added $9.6 million in operating expense, compared with the prior year.

Selling expense was $148.0 million, an increase $15.2 million, or 11.5%, compared with the same period last year. Within this category of expense, approximately $8.1 million of the increase was due to foreign exchange and approximately $8.9 million was related to the Company's International operations, primarily variable selling costs such as store payroll, percentage rents, agent fees and freight, and, in addition, field marketing costs. These increases were partially offset by lower corporate marketing and brand management related costs, including consulting and promotions, lower incentive compensation, and lower bad debt expense.

The Company includes the costs of housing inventory (warehousing and handling costs) in selling expense. These costs amounted to $13.8 million and $13.1 million for the first six months of 2003 and 2002, respectively. Advertising expense, which is also included in selling expense, was $11.1 million for the first six months of 2003, $1.8 million higher than the same period in 2002. The increase in advertising was primarily related to cooperative advertising, as the Company has allocated more funds closer to the point of sale than in the prior year. Advertising cost are expensed as incurred.

General and administrative expense, at $38.4 million, increased $5.3 million, or 16.0%, compared with the same period last year. Approximately $1.5 million of the dollar increase was related to foreign exchange. The remainder of the increase was primarily due to the same reasons cited in the second quarter discussion.

Operating Income/Income Before Income Taxes

Operating income was $38.6 million for the first six months of 2003, up $18.7 million, or 94.2%, from the $19.9 million reported for the first six months of 2002. As a percentage of revenue, operating income was 8.0%, compared with 4.8% for the prior year. This improvement was primarily driven by the 15.7% revenue increase and by improved gross margin and operating expense rates, as discussed previously. The Company is targeting moderate improvements in operating margins for the full year 2003, compared with the prior year, after adjusting for the negative impact of the fourth quarter 2002 U.S. west coast port work stoppage. The Company anticipates that, as a percentage of sales, balance of year operating expense increases will likely offset gross margin rate increases, after adjusting for the negative impact of last year's west coast work stoppage.

Income before income taxes increased in the U.S. Wholesale segment in the first half of 2003, compared with the prior year. The increase in operating income was driven by a 9.1% revenue increase,

as discussed previously, supported by improved gross margin rates and lower expense rates. The U.S. Consumer Direct segment operating income declined compared with the prior year. U.S. Consumer Direct revenue decreased 1.9%, compared with the same period in 2002. Gross margin rates remained primarily flat to the prior year. Operating expense, as a percentage of revenue, increased compared to the prior year due to the decrease in revenue, as the dollars were relatively flat year over year. Internationally, the improvement in operating income was driven by the impact of foreign exchange and a 12.7% constant dollar increase, partially offset by a decrease in gross margin rates, resulting in part from a lower retail mix of business and the impact of SARS on Asian markets and, to a lesser degree, operating expense investments in store related costs, marketing and enhanced organizational capabilities. The Unallocated Corporate segment losses before income taxes decreased compared to the prior year, primarily due to the same reasons cited in the second quarter discussion.

Other, net, Interest and Taxes

Other, net was $0.5 million of income in the first six months of 2003, compared with $2.1 million of income in the first six months of 2002. The decrease was primarily due to the rapid strengthening of foreign exchange rates in the second quarter of 2002, versus the dollar, on the translation of intercompany balances. Other, net includes interest income of $0.6 million in the first six months of 2003 and 2002. Interest expense, which is comprised of fees related to the establishment and maintenance of the Company's revolving credit facility and to interest paid on short term borrowings, was $0.4 million in the first six months of 2003 and 2002.

The effective tax rate for the first six months ended June 27, 2003 and June 28, 2002 was 35.0% and 35.5%, respectively. During the fourth quarter of 2002, the Company adjusted its full year effective tax rate to 35.0%, equal to the estimated rate for 2003.

RECONCILIATION OF TOTAL AND INTERNATIONAL REVENUE INCREASES TO CONSTANT DOLLAR REVENUE INCREASES

Total Company Revenue Reconciliation:

	Second Quarter		First Half
	$ Change	% Change	$ Change	% Change
Revenue increase (GAAP)	$20.2	10.5%	$65.5	15.7%
Increase due to foreign exchange rate changes	10.1	5.2%	28.9	6.9%
Revenue increase in constant dollars	10.1	5.3%	36.6	8.8%

International Revenue Reconciliation:

	Second Quarter		First Half
	$ Change	% Change	$ Change	% Change
Revenue increase (GAAP)	$16.9	25.8%	$50.0	30.0%
Increase due to foreign exchange rate changes	10.1	15.4%	28.9	17.3%
Revenue increase in constant dollars	6.8	10.4%	21.1	12.7%

Management provides constant dollar revenue growth for total Company and International results because many investors find it useful to understand revenue growth excluding any impact from foreign exchange rate changes.

LIQUIDITY AND CAPITAL RESOURCES

  Accounts Receivable and Inventory

Accounts receivable increased 7.9% to $122.0 million at June 27, 2003, compared with the $113.0 million reported at June 28, 2002, reflecting wholesale revenue increases. Days sales outstanding decreased by 1 day, from 53 days at June 28, 2002 to 52 days at June 27, 2003. Inventory increased 8.0% to $173.0 million at June 27, 2003, compared with the $160.3 million reported at June 28, 2002, consistent with the Company's second quarter revenue increase and impacted by early receipt of footwear inventory, reflecting improved factory reliability. Twelve month rolling annual inventory turns improved from 4.0 times for the second quarter of 2002 to 4.6 times for the second quarter of 2003.

        Cash From Operations

Net cash used by operations for the first six months of 2003 was $10.8 million, compared with $4.8 million provided during the same period in 2002. The use of cash from inventory increased versus the prior year primarily due to early receipt of footwear inventory. The increased use of cash from accruals primarily resulted from lower compensation related accruals at June 27, 2003, compared with December 31, 2002, than in the comparable period for the prior year. The use of cash for taxes, primarily payments, is consistent with the prior year. The source of cash from accounts receivable, compared with the prior year, reflects the normal seasonal pattern of lower receivables, compared with year end. The source of cash from the change in accounts payable, compared with the use in the prior year, was primarily due to the timing of inventory receipt and payments, as discussed previously. On an absolute basis, net cash used during the first half was driven by seasonal spending on inventory, the aforementioned change in accruals and the first half payment of income taxes, partially offset by the seasonal decrease in receivables and the timing related increase in payables, compared with December 31, 2002.

Net cash used by investing activities amounted to $5.8 million for the first six months of 2003 and $5.6 million for the first six months of 2002. Capital expenditures for the first half were $6.6 million, compared with $6.4 million for the same period in 2002 (depreciation expense for the first six months of 2003 and 2002 was $10.4 million and $9.5 million, respectively). Net cash used by financing activities was $43.5 million for the first half, compared with $34.2 million used for the first half of 2002. Cash flows from financing activities reflected stock repurchases of $54.3 million in the first half of 2003 and $42.4 million in the first half of 2002.

The Company has available unsecured revolving, committed and uncommitted lines of credit as sources of financing for its seasonal and other working capital requirements. The unsecured committed revolving credit agreement (the "Agreement") is effective until May 3, 2004. It is the Company's intent to enter into a new agreement at that time. The Agreement requires the Company to comply with certain financial and non-financial covenants. The primary financial covenants relate to maintaining minimum fixed charge coverage of 3:1 and leverage ratios of 1.5:1 and a maximum consolidated total funded debt percentage of 40%-50%, depending upon the fiscal quarter. The primary non-financial covenants place certain limitations on additional debt, stock repurchases, acquisitions and the amount of dividends the Company may pay. The Company measures compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis. The Company had no debt outstanding at June 27, 2003, December 31, 2002 and June 28, 2002.

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, management believes that the Company's capital needs for 2003 will be met through its current cash balances, its existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in an exhibit to the Company's Form 10-K for the year ended December 31, 2002, entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," several risks and uncertainties could cause the

Company to need to raise additional capital through equity and/or debt financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

The Company has the following off-balance sheet arrangements and aggregate contractual obligations: operating leases; letters of credit; hedging contracts; and deferred compensation liability. Detailed information on these obligations and commitments was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Deferred compensation liability information was disclosed in the Company's consolidated balance sheets and was discussed in the footnotes to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. As of June 27, 2003, there has not been any significant change to the lease commitments by year reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. As of June 27, 2003 and June 28, 2002, the Company had letters of credit outstanding of $41.0 million and $36.0 million, respectively. As of June 27, 2003, the Company had $141.9 million in hedging contracts outstanding, all of which are due to settle within the next 12 months (see Note 6). The Company's deferred compensation liability was $4.7 million as of June 27, 2003, compared with $3.1 million at December 31, 2002. The liability increased primarily due to contributions to the plan.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. The Company has not identified any matters in the statement that would materially impact the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity instruments. This statement is not applicable to the Company at this time.

FORWARD-LOOKING INFORMATION

The statements contained in this report, which are not historical facts, including, without limitation, statements that relate to future performance and/or statements regarding the Company's anticipated results or business level for 2003 or any other future period, may be deemed to constitute forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain factors. Such factors include, but are not limited to, the Company's ability to: (i) successfully market and sell its products in view of changing consumer trends, consumer acceptance of products, and other factors affecting retail market conditions, including the current U.S. economic environment and the global economic and political uncertainties resulting from the continuing war on terrorism; (ii) manage its foreign exchange rate risks; (iii) obtain adequate raw materials at competitive prices; and (iv) other factors, including those detailed from time to time in the Company's Securities and Exchange Commission reports, including its Annual Report on Form 10-K filed on March 27, 2003. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's current policies and business practices regarding derivative instruments are consistent with its disclosure in its Annual Report on Form 10-K for the year ended December 31, 2002. At June 27, 2003, December 31, 2002 and June 28, 2002, the Company had no short-term or long-term debt outstanding. The Company's foreign currency exposure is generated primarily from its European operating subsidiaries and, to a lesser degree, its Asian operating subsidiaries. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $11.6 million, compared with $23.0 million at June 28, 2002. The decrease at June 27, 2003 is due to the amount of foreign currency forward contracts held at June 27, 2003, compared with June 28, 2002 (see Note 6).

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures as of June 27, 2003, and they have concluded that these controls and procedures are effective. During the period covered by this report, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The Company held its Annual Meeting of Stockholders on May 15, 2003 (the "Annual Meeting").

(c)
At the Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Robert M. Agate	23,090,996	496,692
John F. Brennan	23,243,916	343,772
Abraham Zaleznik	23,000,068	587,620

The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:

Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Sidney W. Swartz	98,843,570	355,968
Jeffrey B. Swartz	98,866,070	333,468
John E. Beard	93,171,028	6,028,510
Ian W. Diery	98,880,962	318,576
John A. Fitzsimmons	98,715,735	483,803
Virginia H. Kent	98,918,361	281,177
Bill Shore	93,683,256	5,516,282

There were no abstentions or broker non-votes with respect to the election of the director nominees.

The holders of Class A Common Stock and the holders of Class B Common Stock, voting together as a single class, also approved a proposal to amend the Company's 1997 Incentive Plan to increase the number of shares reserved for issuance from 6,000,000 to 8,000,000. A total of 87,575,606 votes were cast in favor, 8,889,058 votes were cast against, 52,302 votes were abstentions, and 2,682,572 votes were broker non-votes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  Exhibit 31.1—Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

  Exhibit 31.2—Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

  Exhibit 32.1—Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

  Exhibit 32.2—Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

  (b)
  Reports on Form 8-K

  The Company filed a Form 8-K on April 15, 2003. The Company furnished its first quarter 2003 earnings press release as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and furnished the information contained in the earnings press release pursuant to Item 12 "Results of Operations and Financial Condition" under Item 9 "Regulation FD Disclosure." The Company also furnished certain information regarding a non-GAAP measure included in its press release.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Timberland Company (Registrant)
Date: August 11, 2003	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President-Finance and Administration, Chief Financial Officer
Date: August 11, 2003	/s/ JOHN D. CRIMMINS John D. Crimmins Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
Exhibit 31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
Exhibit 31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
Exhibit 32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.
Exhibit 32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.