Form 10-Q
period 2003-09-26
TIMBERLAND CO
filed 2003-11-10
CIK 814361

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

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

        On October 24, 2003, 28,051,268 shares of the registrant's Class A Common Stock were outstanding and 6,961,877 shares of the registrant's Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY

FORM 10-Q

Part I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TIMBERLAND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Dollars in Thousands)

	September 26, 2003	December 31, 2002	September 27, 2002
	(Unaudited)	(Audited)	(Unaudited)
Current assets
Cash and equivalents	$35,902	$141,195	$20,003
Accounts receivable, net of allowance for doubtful accounts of $8,575 at September 26, 2003, $7,487 at December 31, 2002 and $8,715 at September 27, 2002	264,036	132,110	251,803
Inventory	175,490	122,417	171,167
Prepaid expense	21,925	21,493	18,374
Deferred income taxes	21,256	24,568	21,962

Total current assets	518,609	441,783	483,309

Property, plant and equipment	186,526	176,415	173,866
Less accumulated depreciation and amortization	(117,587)	(103,045)	(100,066)

Net property, plant and equipment	68,939	73,370	73,800

Goodwill	14,163	14,163	14,163
Intangible assets	3,515	3,732	3,464
Other assets, net	7,103	5,623	5,419

Total assets	$612,329	$538,671	$580,155

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Per Share Data)

	September 26, 2003	December 31, 2002	September 27, 2002
	(Unaudited)	(Audited)	(Unaudited)
Current liabilities
Accounts payable	$50,236	$33,678	$61,824
Accrued expense
Payroll and related	41,785	39,879	33,901
Other	67,211	49,551	65,340
Income taxes payable	34,358	20,134	29,615
Derivative liabilities	6,334	12,514	5,486

Total current liabilities	199,924	155,756	196,166

Deferred compensation and other liabilities	5,231	3,072	2,812
Deferred income taxes	6,689	7,058	11,268
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 42,715,007 shares issued at September 26, 2003, 41,518,667 shares issued at December 31, 2002 and 41,176,607 shares issued at September 27, 2002	427	415	412
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 7,144,675 shares issued and outstanding at September 26, 2003, 7,561,185 shares issued and outstanding at December 31, 2002 and 7,711,185 shares issued and outstanding at September 27, 2002	71	76	77
Additional paid-in capital	166,199	142,883	138,951
Deferred compensation	(6,395)	(3,078)	(2,694)
Retained earnings	684,241	605,826	578,695
Accumulated other comprehensive income/(loss)	(469)	(9,837)	(9,396)
Less treasury stock at cost, 14,539,950 Class A shares at September 26, 2003, 12,773,521 Class A shares at December 31, 2002 and 11,985,412 Class A shares at September 27, 2002	(443,589)	(363,500)	(336,136)

Total stockholders' equity	400,485	372,785	369,909

Total liabilities and stockholders' equity	$612,329	$538,671	$580,155

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 26, 2003	Sept. 27, 2002	Sept. 26, 2003	Sept. 27, 2002
Revenue	$443,960	$416,641	$926,690	$833,868
Cost of goods sold	241,160	233,801	498,886	465,256

Gross profit	202,800	182,840	427,804	368,612

Operating expense
Selling	98,202	86,099	246,203	218,883
General and administrative	21,072	19,761	59,487	52,880

Total operating expense	119,274	105,860	305,690	271,763

Operating income	83,526	76,980	122,114	96,849

Other expense/(income)
Interest expense	328	263	767	633
Other, net	305	491	(226)	(1,565)

Total other expense/(income)	633	754	541	(932)

Income before income taxes	82,893	76,226	121,573	97,781

Provision for income taxes	29,620	27,060	43,158	34,712

Income before cumulative effect of change in accounting principle	$53,273	$49,166	$78,415	$63,069

Cumulative effect of change in accounting principle	—	—	—	4,913

Net income	$53,273	$49,166	$78,415	$67,982

Earnings per share before cumulative effect of change in accounting principle
Basic	$1.51	$1.33	$2.20	$1.68

Diluted	$1.47	$1.30	$2.15	$1.64

Earnings per share after cumulative effect of change in accounting principle
Basic	$1.51	$1.33	$2.20	$1.81

Diluted	$1.47	$1.30	$2.15	$1.77

Weighted-average shares outstanding
Basic	35,378	37,099	35,684	37,600

Diluted	36,189	37,838	36,512	38,349

See accompanying notes to condensed consolidated financial statements.

THE TIMBERLAND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Nine months Ended
	September 26, 2003	September 27, 2002
Cash flows from operating activities:
Net income	$78,415	$67,982
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Deferred income taxes	532	3,067
Depreciation and amortization	17,446	16,499
Cumulative effect of change in accounting principle	—	(4,913)
Tax benefit from stock option plans	8,098	4,585
Increase/(decrease) in cash from changes in working capital items:
Accounts receivable	(125,869)	(112,652)
Inventory	(51,917)	(42,967)
Prepaid expense	353	(690)
Accounts payable	12,238	16,941
Accrued expense	18,004	31,024
Income taxes	14,262	8,198

Net cash used for operating activities	(28,438)	(12,926)

Cash flows from investing activities:
Additions to property, plant and equipment	(10,646)	(11,704)
Other, net	847	324

Net cash used for investing activities	(9,799)	(11,380)

Cash flows from financing activities:
Common stock repurchases	(84,153)	(72,400)
Issuance of common stock	14,665	9,464

Net cash used for financing activities	(69,488)	(62,936)

Effect of exchange rate changes on cash	2,432	1,587

Net decrease in cash and equivalents	(105,293)	(85,655)
Cash and equivalents at beginning of period	141,195	105,658

Cash and equivalents at end of period	$35,902	$20,003

Supplemental disclosure of cash flow information:
Interest paid	$437	$438
Income taxes paid	20,304	18,781

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

2.
The results of operations for the three and nine months ended September 26, 2003 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's revenue has been more heavily weighted to the second half of the year.

3.
The Company's Summary of Significant Accounting Policies, as described in Footnote 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, includes disclosure on revenue recognition. In addition to the information disclosed, the Company recognizes all wholesale revenue upon shipment, in accordance with the Company's wholesale F.O.B. (Freight on Board) origin shipping terms and business practices.

4.
Dilutive securities included in the calculation of diluted weighted-average shares were 811,080 and 738,806 for the third quarters of 2003 and 2002, respectively, and 827,807 and 749,359 for the first nine months of 2003 and 2002, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 572,806 and 818,780 for the third quarters of 2003 and 2002, respectively, and 562,643 and 807,680 for the first nine months of 2003 and 2002, respectively.

5.
In the second quarter of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Company adopted this standard effective January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and requires that any excess of fair value of net assets over cost be recognized as income upon adoption. Accordingly, in the first quarter of 2002, the Company recognized a cumulative effect of a change in accounting principle after-tax gain of $4,913 ($0.13 per share diluted and basic) for the unamortized balance of the excess of fair value of net assets over cost as of December 31, 2001.

6.
The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 requires the cessation of goodwill amortization and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. The Company performed its 2003 annual impairment test as of June 27, 2003 and has determined that no impairment of reported goodwill had occurred.

        Information regarding the Company's other intangible assets follows:

	As of September 26, 2003			As of September 27, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Trademarks and related costs	$7,566	$(4,051)	$3,515	$6,878	$(3,414)	$3,464

  Amortization expense for the third quarters of 2003 and 2002 was $344 and $311, respectively, and $988 and $886 for the first nine months of 2003 and 2002, respectively. The estimated amortization for existing intangible assets as of September 26, 2003 for each of the five succeeding fiscal years, is as follows: 2003: $1,342; 2004: $1,195; 2005: $940; 2006: $640; and 2007: $310.

7.
In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as the Company purchases and sells goods in local currencies. Derivative instruments, specifically forward contracts, are used by the Company in its hedging of forecasted foreign currency transactions, typically for a period not greater than 24 months. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of September 26, 2003, the Company had forward contracts maturing at various dates through January 2005 to buy and sell the equivalent of $243,698 in foreign currencies at contracted rates. As of September 27, 2002, the Company had forward contracts maturing at various dates through March 2004 to buy and sell the equivalent of $228,300 in foreign currencies at contracted rates. The increase in the value of contracts held at September 26, 2003, compared with September 27, 2002, was principally the result of a higher level of forecasted foreign currency exposure for 2004 at September 26, 2003, compared with the forecasted foreign currency exposure for 2003 at September 27, 2002. For the quarters ended September 26, 2003 and September 27, 2002, the Company recorded, in its income statement, after-tax hedging losses of $5,730 and $3,716, respectively, and for the year to date periods ended September 26, 2003 and September 27, 2002, after-tax hedging losses of $13,753 and $4,173, respectively.

8.
On September 26, 2003, December 31, 2002 and September 27, 2002, the Company had $6,334, $12,514 and $5,486 in derivative liabilities on its balance sheet, respectively. These amounts reflect the fair value of the Company's foreign exchange contracts, which hedge forecasted future economic exposure, as measured in accordance with SFAS No. 133. The fair value of a contract is a liability when the value of the dollar, compared with another currency, is weaker than the Company's current contract rates and is an asset when the value of the dollar is stronger than the Company's current contract rates. The offset to the liabilities and assets is in other comprehensive income/(loss). The Company estimates that, of the $6,334 in derivative liabilities on its balance sheet as of September 26, 2003, $4,074 will be reclassified to earnings in 2003 and $2,260 will be reclassified to earnings in 2004.

9.
Comprehensive income for the three and nine months ended September 26, 2003 and September 27, 2002 follows:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 26, 2003	Sept. 27, 2002	Sept. 26, 2003	Sept. 27, 2002
Net income	$53,273	$49,166	$78,415	$67,982
Change in cumulative translation adjustment	1,161	(247)	5,599	5,221
Change in fair value of derivative financial instruments, net of taxes	3,107	5,085	3,769	(5,245)

Comprehensive income	$57,541	$54,004	$87,783	$67,958

  For the three months ended September 26, 2003 and September 27, 2002, the after-tax hedging losses reclassified to earnings were $5,498 and $3,960, respectively, and for the nine months ended September 26, 2003 and September 27, 2002, the after-tax hedging losses reclassified to earnings were $12,577 and $3,651, respectively.

10.
Business segment revenue, income/(loss) before income taxes, total assets and goodwill for the three and nine months ended September 26, 2003 and September 27, 2002 follows:

  For the Three Months Ended September 26, 2003 and September 27, 2002

2003	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
Revenue	$221,011	$47,588	$175,361	$—	$443,960
Income/(loss) before income taxes	75,366	4,985	40,373	(37,831)	82,893
Total assets	234,322	32,782	257,388	87,837	612,329
Goodwill	6,804	794	6,565	—	14,163
2002
Revenue	$227,695	$45,419	$143,527	$—	$416,641
Income/(loss) before income taxes	76,606	5,468	30,302	(36,150)	76,226
Total assets	257,780	30,968	206,104	85,303	580,155
Goodwill	6,804	794	6,565	—	14,163

  For the Nine Months Ended September 26, 2003 and September 27, 2002

2003	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
Revenue	$421,319	$113,289	$392,082	$—	$926,690
Income/(loss) before income taxes	129,919	7,808	66,477	(82,631)	121,573
2002
Revenue	$411,226	$112,418	$310,224	$—	$833,868
Income/(loss) before income taxes	122,558	9,836	53,927	(88,540)	97,781

  The 2002 goodwill amounts exclude the unamortized balance of the excess of fair value of net assets over cost, as discussed in Note 5. A discussion of segment revenue and profitability is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

11.
Inventory consisted of the following:

	September 26, 2003	December 31, 2002	September 27, 2002
Raw materials	$2,637	$2,065	$5,015
Work-in-process	2,037	1,745	1,978
Finished goods	170,816	118,607	164,174

	$175,490	$122,417	$171,167

12.
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

  In July 2003, the Company's Board of Directors approved future awards of restricted share grants of up to 97,500 shares of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. The award of these restricted share grants will be based on the achievement of specified performance targets for the period July 1, 2003 through December 31, 2003. Should threshold or higher targets be achieved, grants up to 97,500 shares will be made in the first quarter of 2004. The Company will account for these restricted share grants under the provisions of Accounting Principles Board ("APB") No. 25. Accordingly, on July 31, 2003, the Company recorded deferred compensation on its balance sheet based upon the Company's estimates of the aforementioned performance targets and the market value per share of the Company's stock on that date. The Company marked to market that deferred compensation at September 26, 2003.

  As of September 26, 2003, the Company had an outstanding loan receivable of $524 from an officer of the Company, due for payment in the second quarter of 2005. The loan is also described in Footnote 18 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

13.
The effective tax rate for the three months ended September 26, 2003 and September 27, 2002 was 35.7% and 35.5%, respectively. During the third quarter of 2003, the Company adjusted its full year effective tax rate to 35.5%.

14.
On May 16, 2002, the Company's Board of Directors approved an additional repurchase of up to 4,000,000 shares of the Company's Class A Common Stock. The Company has repurchased 2,982,900 shares under this authorization. On September 23, 2003, the Company's Board of Directors approved an additional repurchase of up to 4,000,000 shares of the Company's Class A Common Stock. The Company may use repurchased shares to offset future issuances under the Company's stock-based employee incentive plans, or for other purposes. The Company may use Rule 10b5-1 plans to facilitate share repurchases.

15.
The Company recognized approximately $4,700 and $4,200 in outbound shipping costs in selling expense in the third quarters of 2003 and 2002, respectively. The Company also recognized approximately $1,500 and $1,800 in shipping reimbursements in the third quarters of 2003 and 2002, respectively. The shipping reimbursements recorded in the third quarter of 2003 were recorded in revenue in the Company's consolidated statements of income, in accordance with the guidance in Emerging Issues Task Force Issue 00-10. In the third quarter of 2002, shipping reimbursements were recorded as an offset to selling expense. Prior period and prior year amounts were not reclassified as they were immaterial to the consolidated statements of income.

  For the first nine months of 2003 and 2002, the Company recognized approximately $11,400 and $9,400 in outbound shipping costs in selling expense, respectively. For the first nine months of 2003 and 2002, the Company also recognized approximately $3,600 and $3,800 in shipping reimbursements, respectively.

  The increase in shipping costs in both the third quarter and the year to date third quarter, compared with the prior year, was primarily due to volume and, to a lesser degree, mix of modes of transport.

16.
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

  Had compensation cost for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net income, basic and diluted earnings per share for the three and nine months ended September 26, 2003 and September 27, 2002, respectively, would have been:

	For the Three Months Ended		For the Nine Months Ended
Before cumulative effect of change in accounting principle:	Sept. 26, 2003	Sept. 27, 2002	Sept. 26, 2003	Sept. 27, 2002
Net income before cumulative effect of change in accounting principle, as reported	$53,273	$49,166	$78,415	$63,069
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	304	170	843	633
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,011	2,496	6,108	7,221

Pro forma net income before cumulative effect of change in accounting principle	$51,566	$46,840	$73,150	$56,481

Basic earnings per share before cumulative effect of change in accounting principle, as reported	$1.51	$1.33	$2.20	$1.68
Pro forma basic earnings per share before cumulative effect of change in accounting principle	$1.46	$1.26	$2.05	$1.50
Diluted earnings per share before cumulative effect of change in accounting principle, as reported	$1.47	$1.30	$2.15	$1.64
Pro forma diluted earnings per share before cumulative effect of change in accounting principle	$1.42	$1.24	$2.00	$1.47

	For the Three Months Ended		For the Nine Months Ended
After cumulative effect of change in accounting principle:	Sept. 26, 2003	Sept. 27, 2002	Sept. 26, 2003	Sept. 27, 2002
Net income after cumulative effect of change in accounting principle, as reported	$53,273	$49,166	$78,415	$67,982
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	304	170	843	633
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,011	2,496	6,108	7,221

Pro forma net income after cumulative effect of change in accounting principle	$51,566	$46,840	$73,150	$61,394

Basic earnings per share after cumulative effect of change in accounting principle, as reported	$1.51	$1.33	$2.20	$1.81
Pro forma basic earnings per share after cumulative effect of change in accounting principle	$1.46	$1.26	$2.05	$1.63
Diluted earnings per share after cumulative effect of change in accounting principle, as reported	$1.47	$1.30	$2.15	$1.77
Pro forma diluted earnings per share after cumulative effect of change in accounting principle	$1.42	$1.24	$2.00	$1.60

  The fair value of each stock option granted in the three and nine months ended September 26, 2003 and September 27, 2002 under the Company's plans was estimated on the date of the grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under the plans in the three months ended September 26, 2003 and September 27, 2002, respectively: expected volatility of 38.1% and 44.8%; risk-free interest rates of 1.7% and 2.1%; expected lives of 4.4 and 4.6 years; and no dividend payments. The weighted-average fair values per share of stock options granted during the three months ended September 26, 2003 and September 27, 2002 were $15.24 and $13.98, respectively.

  The following weighted-average assumptions were used to value grants issued under the plans in the nine months ended September 26, 2003 and September 27, 2002, respectively: expected volatility of 41.1% and 49.0%; risk-free interest rates of 1.7% and 2.9%; expected lives of 5.0 and 4.6 years; and no dividend payments. The weighted-average fair values per share of stock options granted during the nine months ended September 26, 2003 and September 27, 2002 were $15.42 and $15.73, respectively.

Item 2.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002

Revenue

  Overview

Total Company revenue for the third quarter of 2003 was $444.0 million, an increase of $27.3 million, or 6.6%, compared with the $416.6 million in revenue reported for the third quarter of 2002. Revenue growth for the third quarter reflected global gains in both footwear and apparel, as well as global growth across wholesale and retail channels. Overall, revenue gains were driven by the Company's International business, which contributed a $31.8 million revenue increase, including $14.3 million of benefit related to favorable foreign currency impacts. Total Company constant dollar revenue increased 3.1%, compared with the prior year.

International revenue growth was driven by increased footwear sales in Europe, particularly Men's and Women's Casual and Boots, offsetting relatively softer performance in apparel, and by double-digit constant dollar growth in Asia, benefiting from strategies to upgrade the Company's retail and wholesale distribution. Domestically, revenue decreased 1.7%, as a 4.8% increase in U.S. Consumer Direct revenue was offset by a 2.9% decrease in U.S. Wholesale revenue. U.S. Consumer Direct footwear sales increases were partially offset by a decline in apparel and accessories revenue and reflected increased levels of store promotions in a competitive environment. U.S. Wholesale results were driven by footwear sales, which declined in part due to planned later timing of certain Fall deliveries and to lower levels of off-price sales. Within U.S. Wholesale footwear, growth in Women's Casual products was offset by declines in Outdoor Performance, Kids' and Men's Casual sales. U.S.

Wholesale footwear decreases were partially offset by gains in apparel and accessories sales, driven by higher levels of off-price sales, reflecting inventory control efforts and gains in the Timberland PRO™ series apparel.

  Segments

Domestic revenue, comprised of the U.S. Wholesale and U.S. Consumer Direct segments, for the third quarter of 2003 was $268.6 million, a decrease of $4.5 million, or 1.7%, compared with the same period in 2002. U.S. Wholesale segment revenue decreased 2.9% for the quarter, compared with the same period in 2002, reflecting decreases in footwear unit sales, impacted by planned later timing of certain Fall deliveries and lower levels of off-price sales. This decrease was partially offset by lower product returns and increased apparel and accessories revenue, primarily in off-price sales, reflecting inventory control efforts. U.S. Consumer Direct segment revenue increased 4.8%, compared with the same period in 2002. On a comparable store basis, domestic retail sales increased 1.1%. The increase in revenue, compared with the prior year, was driven by an increase in footwear unit sales and, to a lesser degree, apparel and accessories unit sales growth, in part due to increased levels of store promotions, reflecting a competitive retail marketplace. These increases were partially offset by a decline in average selling prices due to mix of products sold and promotional markdowns.

International segment revenue for the third quarter of 2003 was $175.4 million, an increase of $31.8 million, or 22.2%, compared with the third quarter of 2002. On a constant dollar basis, International revenue increased 12.2%, compared with the same period in 2002. International revenue represented 39.5% of total revenue for the quarter, compared with 34.4% for the third quarter of 2002. The increase in revenue over the prior year was driven by the $14.3 million impact of foreign exchange, which drove up average selling prices, and footwear unit sales growth in both the International wholesale and retail channels, partially offset by a decrease in European apparel and accessories unit sales. Geographically, constant dollar revenue increases were driven by growth in Europe and double-digit gains in Asia, benefiting from strategies to upgrade the Company's retail and wholesale distribution. Revenue growth reflected gains in developing markets such as Germany, Spain and Japan, as well as growth in established markets such as the U.K. and Italy.

  Products

Worldwide footwear revenue for the third quarter of 2003 was $341.8 million, an increase of $26.5 million, or 8.4%, compared with the same period in 2002. The increase was primarily attributable to International unit sales and the impact of foreign exchange, partially offset by a decrease in U.S. Wholesale unit sales, as discussed previously. In total, footwear unit sales increased 2.0% and footwear average selling prices increased 6.2%, compared with the prior year. The increase in footwear average selling prices was principally due to the impact of foreign exchange and, to a lesser degree, lower levels of U.S. Wholesale off-price sales and fewer product returns. By category, Boots and Men's and Women's Casual products drove the revenue increases over the prior year. These increases were partially offset by decreases in Outdoor Performance, Kids' and the Timberland PRO™ series, compared with the same period last year. Worldwide footwear revenue represented 77.6% and 76.7% of total product revenue for the third quarters of 2003 and 2002, respectively.

Worldwide apparel and accessories revenue for the third quarter of 2003 was $98.4 million, an increase of $2.5 million, or 2.6%, compared with the same period in 2002. The increase was primarily attributable to the impact of foreign exchange, U.S. Wholesale unit sales growth, supported by gains in the Timberland PRO™ series and higher levels of off-price sales, reflecting inventory control efforts, and to gains in Asia. These increases were partially offset by a decline in European unit sales, reflecting a competitive European marketplace. In total, apparel and accessories unit sales increased 1.8% and average selling prices increased 0.8% over the same period last year. Worldwide apparel and accessories revenue represented 22.4% and 23.3% of total product revenue for the third quarters of 2003 and 2002, respectively.

Worldwide royalty revenue for the third quarter of 2003 was $3.8 million, a decrease of $1.6 million, or 30.5%, compared with the same period last year. The decrease was driven by the transition of the Company's distributor relationship in Greece from a royalty based arrangement to a wholesale based agreement, the conversion of the Company's Canadian footwear business from a royalty based distributor agreement in 2002 to a wholly-owned subsidiary in 2003, as well as changes related to the transition of certain product licensing agreements.

  Channels

Worldwide wholesale revenue for the third quarter of 2003 was $364.9 million, an increase of $21.2 million, or 6.2%, compared with the same period in 2002. The increase in revenue was driven by increases in International footwear unit sales, the impact of foreign exchange and U.S. Wholesale apparel and accessories sales volume, partially offset by decreases in the U.S. Wholesale footwear business, as discussed previously. Worldwide consumer direct revenue, which includes the Company's worldwide retail and U.S. e-commerce businesses, for the quarter was $79.1 million, an increase of $6.2 million, or 8.4%, compared with the same period in 2002. The increase was primarily due to worldwide footwear unit sales increases. U.S. Consumer Direct comparable store sales gains were 1.1%, aided by increased levels of store promotions. During the quarter, the Company opened 4 retail stores and closed 9 retail stores, worldwide. Internationally, the Company will continue to target new store additions but, given the U.S. retail climate and the promotional market environment, will focus on controlling new store growth and enhancing profitability at current U.S. locations.

Gross Profit

Gross profit as a percentage of revenue for the third quarter of 2003 was 45.7%, an increase of 1.8 percentage points from the 43.9% reported for the third quarter of 2002. Overall, gross margin rates benefited approximately 1.1 percentage points from foreign exchange rate changes, which should continue to aid gross margins for the balance of 2003, and lower levels of U.S. footwear off-price sales and product returns. The year over year impact of increases in leather hide prices had a moderate negative impact on third quarter gross margin rates. Overall, the Company plans to leverage gross margin gains in the second half of 2003, when compared with the prior year, offsetting expense investments.

The Company includes the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $28.7 million and $30.1 million in the third quarters of 2003 and 2002, respectively.

Operating Expense

Operating expense was $119.3 million for the third quarter of 2003, up $13.4 million, or 12.7%, from the $105.9 million reported for the third quarter of 2002. Operating expense as a percentage of revenue for the quarter increased to 26.9%, from 25.4% for the third quarter of 2002. The dollar increase was in part due to foreign exchange rate changes, which added $2.8 million in operating expense, or 0.6 percentage points, compared with the prior year. $6.1 million of the increase was related to growth in International operations, primarily investments in selling costs and, to a lesser degree, marketing and volume related costs such as freight. The remaining $4.5 million increase was primarily driven by increased costs related to the Company's incentive compensation programs and, to a lesser degree, increased distribution costs, particularly freight on increased year over year shipments. Overall, the Company is targeting operating expense growth at or above the year to date growth rate for the balance of 2003, driven in part by the activities related to the global marketing campaign.

Selling expense was $98.2 million, an increase of $12.1 million, or 14.1%, compared with the same period last year. Within this category of expense, approximately $2.6 million of the increase was due to foreign exchange and approximately $3.9 million was related to investments in International operating costs, store support and rents. The remainder of the increase was primarily in costs related to the Company's incentive compensation programs and, to a lesser degree, distribution costs, particularly freight on increased year over year shipments.

The Company includes the costs of housing inventory (warehousing and handling costs) in selling expense. These costs amounted to $8.8 million and $8.5 million in the third quarters of 2003 and 2002, respectively.

Advertising expense, which is also included in selling expense, was $8.3 million and $9.0 million in the third quarters of 2003 and 2002, respectively. Advertising costs are expensed at the time the advertising is used, which is predominantly in the season that the advertising costs are incurred. As of September 26, 2003, December 31, 2002 and September 27, 2002, the Company had $2.1 million, $0.6 million and $0.8 million of prepaid advertising on its consolidated balance sheets, respectively. These amounts reflect, in part, prepayments for magazine advertising space and sales materials, such as catalogs, which are expensed at the time the space is used and the catalogs are distributed.

General and administrative expense, at $21.1 million, increased $1.3 million, or 6.6%, compared with the same period last year. As a percentage of revenue, general and administrative expense remained flat to the prior year. The dollar increase was driven by costs related to the Company's incentive compensation programs.

Operating Income/Income Before Income Taxes

Operating income was $83.5 million for the third quarter of 2003, up $6.5 million, or 8.5%, from the $77.0 million reported for the third quarter of 2002. As a percentage of revenue, operating income was 18.8%, compared with 18.5% for the prior year. This improvement reflects 6.6% revenue growth and improved gross margin rates, partially offset by expense investments, as discussed previously. The Company is targeting relatively flat operating margins for the second half of 2003, compared with the prior year, after adjusting for the negative impact of the fourth quarter 2002 U.S. west coast port work stoppage, which added approximately $6.0 million in incremental freight costs in the fourth quarter of 2002.

Income before income taxes decreased in the U.S. Wholesale segment, compared with the prior year. The decrease was primarily driven by U.S. Wholesale revenue declines, as discussed previously. Gains in footwear gross margin rates, driven by lower levels of off-price sales and product returns, were offset by investment in product development and by lower apparel gross margin rates, impacted by higher levels of off-price sales.

U.S. Consumer Direct segment income before income taxes declined compared with the prior year primarily as a result of the continuing promotional market environment, which pressured overall store returns. U.S. Consumer Direct revenue was up 4.8%, compared with the same period in 2002, and comparable store sales increased 1.1%, with unit volume increases in both footwear and apparel and accessories. The revenue increase was offset by lower gross margin rates due to product mix and promotional markdowns. Additionally, operating expense rates increased due to the modest sales volume increase and promotional costs.

Internationally, operating income increased $10.1 million, with approximately $8.7 million of the increase due to foreign exchange impacts. The Company's progress in developing its International business has enabled the Company to leverage the strengthening of foreign currencies to support continued investment in that business. A constant dollar revenue increase of 12.2% drove the remaining improvement in operating income, partially offset by lower gross margin rates, driven by product and channel mix and promotional costs, as well as increases in operating expense rates, reflecting investments in store related costs and enhanced organization capabilities.

The Unallocated Corporate segment is comprised of the Company's corporate administrative costs, supply chain costs, corporate marketing and brand management and other costs not allocated to the Company's businesses. Unallocated Corporate costs increased $1.7 million compared to the prior year, reflecting higher incentive compensation related costs, partially offset by a $1.9 million decrease in supply chain costs and a leveraging of corporate administrative costs, compared with the prior year.

Other, net, Interest and Taxes

Other, net was $0.3 million of expense in the third quarter of 2003, compared with $0.5 million of expense in the third quarter of 2002. Other, net includes interest income of $0.2 million and $0.1 million in the third quarters of 2003 and 2002, respectively. Interest expense, which is comprised of fees related to the establishment and maintenance of the Company's revolving credit facility and to interest paid on short-term borrowings, was $0.3 million in the third quarters of 2003 and 2002.

The effective tax rates for the quarters ended September 26, 2003 and September 27, 2002 were 35.7% and 35.5%, respectively. During the third quarter of 2003, the Company adjusted its full year 2003 effective tax rate to 35.5%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002

Revenue

  Overview

Total Company revenue for the first nine months of 2003 was $926.7 million, an increase of $92.8 million, or 11.1%, compared with the $833.9 million in revenue reported for the first nine months of 2002. Revenue growth reflected global gains in both footwear and apparel, as well as global growth across wholesale and retail channels. Overall, revenue gains were driven by the Company's International business, which contributed an $81.9 million revenue increase, including $43.2 million of benefit related to favorable foreign currency impacts. Total Company constant dollar revenue growth was 12.5% in the first nine months of 2003, compared with the prior year.

International revenue growth was driven by increased European footwear sales across all product categories and modest growth in apparel and accessories, along with double-digit constant dollar growth in Asia. Domestically, revenue increased 2.1%, with U.S. Wholesale revenue increasing 2.5% and U.S. Consumer Direct increasing 0.8%. Within the U.S. Wholesale business, revenue increased 9.1% in the first six months of 2003, driven by moderate growth in footwear revenue, along with double-digit increases in apparel and accessories revenue, impacted by positive retailer response to Spring product offerings and first quarter weather trends favorable to the Company in the northeastern region of the United States. These increases were partially offset by third quarter footwear revenue declines, in part due to planned later timing of certain Fall deliveries and to lower levels of off-price sales, partially offset by continued double-digit growth in apparel and accessories revenue, compared with the prior year. The increase in U.S. Consumer Direct revenue was driven by increases in footwear revenue, partially offset by a decline in apparel and accessories revenue.

  Segments

Domestic revenue, comprised of the U.S. Wholesale and U.S. Consumer Direct segments, for the first nine months of 2003 was $534.6 million, an increase of $11.0 million, or 2.1%, compared with the same period in 2002. The U.S. Wholesale segment revenue increased 2.5% in the first nine months, compared with the same period in 2002. This increase reflected moderate growth in footwear unit sales in the first six months of 2003, partially offset by third quarter 2003 decreases in footwear unit sales, impacted by planned later timing of certain Fall deliveries and lower levels of off-price sales. For the first nine months of 2003, U.S. Wholesale apparel and accessories unit sales increased at double-digit levels, partially offset by a reduction in average selling prices, in part due to increased off-price sales. The U.S. Consumer Direct segment revenue increased 0.8%, compared with the same period in 2002. The increase in revenue, compared with the prior year, was driven by increases in footwear unit sales. These increases were partially offset by a decline in footwear and apparel and accessories average selling prices, primarily due to mix of products sold and promotional markdowns. On a comparable store basis, domestic retail sales decreased 1.4%.

International segment revenue for the first nine months of 2003 was $392.1 million, an increase of $81.9 million, or 26.4%, compared with the first nine months of 2002. On a constant dollar basis, International revenue increased 12.5%, compared with the same period in 2002. International revenue comprised 42.3% of total revenue for the first nine months, compared with 37.2% for the first nine months of 2002. The increase in revenue over the prior year was driven by a $43.2 million impact from foreign exchange, which increased average selling prices, and unit volume increases in footwear in the International wholesale channels. Geographically, constant dollar revenue increases were driven by gains in Italy, Spain, Germany and the U.K., as well as double-digit constant dollar growth in Asia.

  Products

Worldwide footwear revenue for the first nine months of 2003 was $698.0 million, an increase of $74.7 million, or 12.0%, compared with the same period in 2002. The increase reflected growth in International wholesale unit sales and the favorable impact of foreign exchange. In total, footwear unit sales increased 5.9% and footwear average selling prices increased 5.7%, compared with the prior year. The increase in footwear average selling prices was principally due to the impact of foreign exchange. By category, the Company drove worldwide revenue increases in Boots, Women's and Men's Casual, and the Timberland PRO™ series, offsetting declines in Outdoor Performance. Worldwide footwear revenue represented 76.1% and 75.8% of total product revenue for the first nine months of 2003 and 2002, respectively.

Worldwide apparel and accessories revenue for the first nine months of 2003 was $218.8 million, an increase of $19.9 million, or 10.0%, compared with the same period in 2002. The increase was primarily attributable to the favorable impact of foreign exchange, U.S. Wholesale double-digit revenue increases and the rollout of the Timberland PRO™ series apparel, partially offset by a decline in U.S. Consumer Direct average selling prices, as discussed previously. In total, apparel and accessories unit sales increased 6.0% and average selling prices increased 3.7% over the same period last year. As with footwear, the increase in average selling prices was driven primarily by the impact of foreign exchange. Worldwide apparel and accessories revenue represented 23.9% and 24.2% of total product revenue for the first nine months of 2003 and 2002, respectively.

Worldwide royalty revenue for the first nine months of 2003 was $9.9 million, a decrease of $1.7 million, or 14.9%, compared with the same period last year. The decrease was driven primarily by the same reasons cited in the third quarter discussion.

  Channels

Worldwide wholesale revenue for the first nine months of 2003 was $724.0 million, an increase of $77.0 million, or 11.9%, compared with the same period in 2002. The increase in revenue reflected International footwear unit sales growth, the impact of foreign exchange and, to a lesser degree, U.S. Wholesale apparel and accessories growth.

Worldwide consumer direct revenue, which includes the Company's worldwide retail and U.S. e-commerce businesses, for the first nine months of 2003 was $202.7 million, an increase of

$15.8 million, or 8.5%, compared with the same period in 2002. The increase was primarily due to growth in the International retail footwear and apparel businesses, increases in U.S. Consumer Direct footwear unit sales and the impact of foreign exchange, partially offset by the decrease in U.S. Consumer Direct apparel and accessories revenue, as discussed previously. During the nine months of 2003, the Company opened 17 retail stores and closed 15 retail stores, worldwide.

Gross Profit

Gross profit as a percentage of revenue for the first nine months of 2003 was 46.2%, an increase of 2.0 percentage points from the 44.2% reported for the first nine months of 2002. Overall, gross margins benefited from lower product costs, reduced levels of off-price sales at higher margins, the favorable impact of foreign exchange and mix of merchandise sold. The year over year impact of increases in leather hide prices had a modest negative impact on the first nine months gross margin rates. Overall, the Company is targeting improvement in gross margin rates for the balance of 2003, when compared with the prior year, which should offset expense investments.

The Company includes the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $64.5 million and $65.7 million for the first nine months of 2003 and 2002, respectively.

Operating Expense

Operating expense was $305.7 million for the first nine months of 2003, up $33.9 million, or 12.5%, from the $271.8 million reported for the first nine months of 2002, reflecting a growth rate comparable to the Company's 11.1% revenue increase. Operating expense as a percentage of revenue for the first nine months increased to 33.0%, from 32.6% for the first nine months of 2002. The dollar increase was primarily due to growth in International operations, which maintain higher operating expense structures, and to foreign exchange rate changes, which added $12.4 million in operating expense, compared with the prior year. Overall, the Company is targeting operating expense growth at or above the year to date growth rate for the balance of 2003, driven in part by the activities related to the global marketing campaign.

Selling expense was $246.2 million, an increase of $27.3 million, or 12.5%, compared with the same period last year. Within this category of expense, approximately $10.7 million of the increase was due to foreign exchange and $15.2 million was related to the Company's International operations, primarily costs such as store payroll, percentage rents, agent fees, freight and field marketing costs. Additionally, costs related to the Company's incentive compensation programs increased over the prior year.

The Company includes the costs of housing inventory (warehousing and handling costs) in selling expense. These costs amounted to $23.5 million and $21.5 million for the first nine months of 2003 and 2002, respectively.

Advertising expense, which is also included in selling expense, was $18.7 million for the first nine months of 2003, $1.2 million, or 6.6% higher than the same period in 2002, as the Company increased investment in brand building activities, particularly at the point of sale. Advertising costs are expensed at the time the advertising is used, which is predominantly in the season that the advertising costs are incurred.

General and administrative expense, at $59.5 million, increased $6.6 million, or 12.5%, compared with the same period last year. Approximately $1.5 million of the dollar increase was related to foreign exchange. The remainder of the increase was primarily due to investment in International operations in support of the growth of the business, information technology services, travel, depreciation, insurance, costs related to the Company's incentive compensation programs and charitable contributions.

Operating Income/Income Before Income Taxes

Operating income was $122.1 million for the first nine months of 2003, up $25.3 million, or 26.1%, from the $96.8 million reported for the first nine months of 2002. As a percentage of revenue, operating income was 13.2%, compared with 11.6% for the prior year. This improvement was primarily driven by the 11.1% revenue increase, by improved gross margin rates and by comparable operating expense rates, as discussed previously. The Company is targeting relatively flat operating margins for the second half of 2003, compared with the prior year, after adjusting for the negative impact of the fourth quarter 2002 U.S. west coast port work stoppage, which added approximately $6.0 million in incremental freight costs in the fourth quarter of 2002.

Income before income taxes increased in the U.S. Wholesale segment in the first nine months of 2003, compared with the prior year. The increase was driven by a 2.5% revenue increase, as discussed previously, supported by improved gross margin rates and comparable year over year expense rates. The U.S. Consumer Direct segment income before income taxes declined compared with the prior year. U.S. Consumer Direct revenue increased 0.8%, compared with the same period in 2002, while gross margin rates decreased and operating expense rates increased, for similar reasons as discussed previously.

Internationally, the improvement in income before income taxes was driven by the impact of foreign exchange and a 12.5% constant dollar revenue increase, partially offset by a decrease in gross margin rates. The decrease in gross margin rates, driven by product mix and a lesser mix of retail in the business, was in part due to the challenging European market conditions (which has impacted apparel and accessories sales), the impact of SARS on Asian retail markets and, to a lesser degree, operating expense investments in store related costs, marketing and enhanced organizational capabilities.

The Unallocated Corporate segment costs decreased compared to the prior year, driven by a $7.9 million decrease in supply chain costs, partially offset by higher incentive compensation related costs and by a decrease in other income.

Other, net, Interest and Taxes

Other, net was $0.2 million of income in the first nine months of 2003, compared with $1.6 million of income in the first nine months of 2002. The decrease was primarily due to the rapid strengthening of foreign exchange rates in the first half of 2002, versus the dollar, on the translation of intercompany balances. Other, net includes interest income of $0.8 million in the first nine months of 2003 and 2002. Interest expense, which is comprised of fees related to the establishment and maintenance of the Company's revolving credit facility and to interest paid on short term borrowings, was $0.8 million in the first nine months of 2003 and $0.6 million in the first nine months of 2002.

The effective tax rate for the first nine months ended September 26, 2003 and September 27, 2002 was 35.5%.

RECONCILIATION OF TOTAL AND INTERNATIONAL REVENUE INCREASES TO CONSTANT DOLLAR REVENUE INCREASES

Total Company Revenue Reconciliation:

	For the Three Months Ended Sept. 26, 2003		For the Nine Months Ended Sept. 26, 2003
	$ Change	% Change	$ Change	% Change
Revenue increase (GAAP)	$27.3	6.6%	$92.8	11.1%
Increase due to foreign exchange rate changes	14.3	3.4%	43.2	5.2%
Revenue increase in constant dollars	13.0	3.1%	49.7	6.0%

International Revenue Reconciliation:

	For the Three Months Ended Sept. 26, 2003		For the Nine Months Ended Sept. 26, 2003
	$ Change	% Change	$ Change	% Change
Revenue increase (GAAP)	$31.8	22.2%	$81.9	26.4%
Increase due to foreign exchange rate changes	14.3	10.0%	43.2	13.9%
Revenue increase in constant dollars	17.5	12.2%	38.7	12.5%

Management provides constant dollar revenue growth for total Company and International results because many investors find it useful to understand revenue growth excluding any impact from foreign exchange rate changes.

LIQUIDITY AND CAPITAL RESOURCES

Accounts Receivable and Inventory

Accounts receivable increased 4.9% to $264.0 million at September 26, 2003, compared with the $251.8 million reported at September 27, 2002, primarily due to the impact of foreign exchange rate changes, which added approximately 6.0% to accounts receivable growth. Days sales outstanding remained unchanged at 54 days at September 26, 2003 and September 27, 2002. Inventory increased 2.5% to $175.5 million at September 26, 2003, compared with the $171.2 million reported at September 27, 2002, which was less than year to date wholesale revenue increases, reflecting inventory control efforts. Twelve month rolling annual inventory turns improved from 4.2 times for the third quarter of 2002 to 4.5 times for the third quarter of 2003.

Cash From Operations

Net cash used for operations for the first nine months of 2003 was $28.4 million, compared with $12.9 million used during the same period in 2002. The use of cash from accounts receivable and inventory increased compared with the prior year primarily due to the Company's revenue increase and the impact of foreign exchange rates, partially offset by a disciplined approach to asset management, which minimized the increase in the balance from year end, compared with the prior year. The decreased source of cash from accruals resulted from, in part, higher compensation related, hedging contract and freight accruals at December 31, 2002, compared with December 31, 2001. Additionally, incentive compensation accruals increased as of September 26, 2003, compared with the prior year, representing the expected company-wide bonus program payouts to be made in the subsequent year. The source of cash from taxes is primarily due to taxes payable on the increased year over year improvement in pre-tax income. The decrease in the source of cash from the change in accounts payable, compared with the prior year, was primarily due to the timing of inventory receipt and payments. On an absolute basis, net cash used during the first nine months of 2003 was driven by seasonal spending on inventory and increased receivables, along with the impact of foreign exchange, partially offset by the related seasonal and volume driven increases in payables and taxes, plus incentive compensation related and other accruals, compared with December 31, 2002.

Net cash used for investing activities amounted to $9.8 million for the first nine months of 2003 and $11.4 million for the first nine months of 2002. Capital expenditures for the first nine months were $10.6 million, compared with $11.7 million for the same period in 2002 (depreciation expense for the first nine months of 2003 and 2002 was $14.9 million and $14.3 million, respectively). Net cash used for financing activities was $69.5 million for the first nine months, compared with $62.9 million used for the first nine months of 2002. Cash flows from financing activities reflected stock repurchases of $84.2 million in the first nine months of 2003 and $72.4 million in the first nine months of 2002.

The Company has available unsecured revolving, committed and uncommitted lines of credit as sources of financing for its seasonal and other working capital requirements. The unsecured committed revolving credit agreement (the "Agreement") is effective until May 3, 2004. It is the Company's intent to enter into a new agreement at or before that time. The Agreement requires the Company to comply with certain financial and non-financial covenants. The primary financial covenants relate to maintaining minimum fixed charge coverage of 3:1 and leverage ratios of 1.5:1 and a maximum consolidated total funded debt percentage of 40%-50%, depending upon the fiscal quarter. The primary non-financial covenants place certain limitations on additional debt, stock repurchases, acquisitions and the amount of dividends the Company may pay. The Company measures compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis. The Company had no debt outstanding at September 26, 2003, December 31, 2002 and September 27, 2002.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

The Company has the following off-balance sheet arrangements and/or aggregate contractual obligations: operating leases; letters of credit; hedging contracts; and deferred compensation liability. Detailed information on these obligations and commitments was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Deferred compensation liability information was recorded, and other information was disclosed, in the Company's consolidated balance sheets and was discussed in the footnotes to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

As of September 26, 2003, there has not been any significant change to the lease commitments by year reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. As of September 26, 2003 and September 27, 2002, the Company had letters of credit outstanding of $16.0 million and $22.0 million, respectively. As of September 26, 2003, the Company had $243.7 million in hedging contracts outstanding, all of which are due to settle within the next 16 months (see Note 7). The Company's deferred compensation liability was $4.9 million as of September 26, 2003, compared with $3.1 million at December 31, 2002. The liability increased primarily due to contributions to the plan.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's current policies and business practices regarding derivative instruments are consistent with its disclosure in its Annual Report on Form 10-K for the year ended December 31, 2002. At September 26, 2003, December 31, 2002 and September 27, 2002, the Company had no short-term or long-term debt outstanding. The Company's foreign currency exposure is generated primarily from its European operating subsidiaries and, to a lesser degree, its Asian operating subsidiaries. Based upon sensitivity analysis, a 10% change in foreign exchange rates would cause the fair value of the Company's financial instruments to increase/decrease by approximately $23.8 million, compared with $23.6 million at September 27, 2002.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures as of September 26, 2003, and they have concluded that these controls and procedures are effective. During the period covered by this report, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  Exhibit 31.1—Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

  Exhibit 31.2—Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

  Exhibit 32.1—Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

  Exhibit 32.2—Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

  (b)
  Reports on Form 8-K

  The Company filed a Form 8-K on July 18, 2003. The Company furnished its second quarter 2003 earnings press release as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and furnished the information contained in the earnings press release pursuant to Item 12 "Results of Operations and Financial Condition" under Item 9 "Regulation FD Disclosure." The Company also furnished certain information regarding a non-GAAP measure included in its press release.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Timberland Company (Registrant)
Date: November 10, 2003	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President-Finance and Administration, Chief Financial Officer
Date: November 10, 2003	/s/ JOHN D. CRIMMINS John D. Crimmins Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
Exhibit 31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
Exhibit 31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
Exhibit 32.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.
Exhibit 32.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.