Form 10-K
period 2003-12-31
TIMBERLAND CO
filed 2004-03-15
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

        The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was approximately $988,613,464 on June 27, 2003, which was the last business day of the Company's second fiscal quarter in 2003. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the Company. See Item 12 of this Form 10-K. 27,923,629 shares of Class A Common Stock and 6,942,834 shares of Class B Common Stock of the Company were outstanding on February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

        The Timberland Company was incorporated in Delaware on December 20, 1978. We are the successor to the Abington Shoe Company, which was incorporated in Massachusetts in 1933. We refer to The Timberland Company, together with its subsidiaries, as "we", "our", "us", "Timberland" or the "Company."

        We design, develop, engineer, market and distribute, under the Timberland® and Timberland PRO® brands, premium-quality footwear, apparel and accessories products for men, women and children. These products provide functional performance, classic styling and lasting protection from the elements. We believe that the combination of these features makes our products an outstanding value and distinguishes us from our competitors.

        Our products are sold primarily through independent retailers, better-grade department stores, athletic stores and other national retailers that reinforce the high level of quality, performance and service associated with Timberland. In addition, our products are sold through Timberland® specialty stores, Timberland® factory outlet stores, timberland.com and franchisees in Europe, which are all dedicated exclusively to selling Timberland® products. Our products are sold throughout the United States, Canada, Europe, Asia, Latin America and the Middle East.

        Our principal strategic goal is to become a leading global brand by offering an integrated product selection of footwear, apparel and accessories for men, women and children that is inspired by the outdoors. Our ongoing efforts to achieve this strategic goal include (i) enhancing our leadership position in our core footwear business globally through an increased focus on consumer segment development and technological innovation, (ii) expanding our global apparel business by leveraging the brand's rugged heritage and consumer trust, (iii) extending brand reach by entering into licensing arrangements and by developing sub-branded products with features unique to a consumer group such as the Timberland PRO® series of footwear and apparel, (iv) expanding the brand geographically, (v) driving operational excellence, and (vi) setting the standard for commitment to the community.

Products

        Our products fall into two primary groups: (1) footwear and (2) apparel and accessories (including product care and licensed products). The following table presents the percentage of our total product revenue (excluding royalties from third-party distributors and licensees) derived from our sales of footwear and of apparel and accessories for the past three years:

Product	2003	2002	2001
Footwear	76.7%	75.6%	76.8%
Apparel and Accessories	23.3%	24.4%	23.2%

  Footwear

        In 1973, we produced our first pair of waterproof leather boots under the Timberland® brand. We currently offer a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components, and advanced construction methods. Our key Timberland® brand footwear categories are boots, men's and women's casual, kids', and outdoor performance. The Timberland PRO® series for skilled tradespeople and working professionals is an additional footwear category developed by us to address a consumer group's distinct needs. The extension of the brand's reach through complementary sub-brands like the Timberland PRO® series and our development of our core footwear business is intended to advance our goal of becoming a leading global brand. In 2002, we formed an advanced concepts team focused on developing the next innovations in footwear technologies, materials, constructions, and processes including cross-category technology developments. Technology incorporated in most of our footwear products is discussed below in Footwear Technology.

Boots

        Our key boots categories included Classic Boots, in basic, premium, chukka and oxford versions, as well as Field Boots, TBL® Campsites and Nellies. Another important boot category was our Classic Hiking Boots. A few of the key products in this category included the Euro Hiker and Euro Dub Hiker, which are light and flexible, built to be rugged and durable, while still allowing for enhanced agility. Some of the principal features of these boot products include premium waterproof leather, direct-attach and seam-sealed waterproof construction, rubber lug outsoles for superior traction and abrasion resistance, shock diffusion plates, durable laces, padded collars for comfortable fit, enhanced insulation, rustproof hardware for durability and moisture-wicking components for comfort and breathability. We focused on reducing the seasonality of our boots business, adding new products like the Roll-Top Boot to broaden the core range. In addition, we sought to expand our versatility by building more refined styles like the Splitrock. Women's boots also became a bigger focus with the introduction of women's specific collections like the Lady Field, Field Wedge and Women's Premium Series. To more closely align with retail and consumers purchasing styles, we began presenting product in a monthly launch format, allowing for greater point of sale impact, and enhanced product flow.

Men's Casual

        Our Timberland® men's casual footwear series included Boat, Casual, Rugged Casual, Work Casual, Sandals and Timberland® LTD. Featured footwear products in these categories included boat shoes, casual bucks, loafers, sandals, oxfords, chukkas, boots and slip-ons for use in the office, home or outdoors. Our focus in the development of this line of footwear is to combine the rugged heritage of Timberland with premium leathers and functional offerings. Many of our men's footwear products incorporate our innovative Smart Comfort™ system which provides superior comfort while preserving the shape and style of the footwear. We continued to offer select styles of men's casual footwear in wide widths in a full size run to size 15.

Women's Casual

        Timberland® women's casual footwear line included both Natural Casual and Sport footwear with a focus on providing versatile, refined and feminine styling. The Natural Casual category of the business included sandals, shoes and boots with the lead programs being Spokane, Chauffeur and Union Street. The Sport category grew as it allowed us to reach a new and younger consumer. The Metroslim series was the lead program in the Sport category along with the Athletitude and the Versa series. Footwear product in the Sport category included oxfords, clogs, maryjanes and several sandal silhouettes. The Smart Comfort™ system continues to be an integral part of our women's casual line and it crosses both the Natural Casual and Sport categories.

Kids'

        Timberland® kids' footwear products are take-down versions of our high-quality adult footwear products complemented by product designed and engineered for kids only. This line includes boots, outdoor sport, sandals and casual product categories. Featured products in the boots series included the Field Boot, 6" Premium, Euro Hiker and Euro Dub families that combine rugged durability, quality and craftsmanship, the Sapling series designed for toddlers' first steps, and the Crib Bootie series from which we continue to donate a portion of the sales proceeds to Share Our Strength, a not for profit, anti-hunger and anti-poverty organization. Many of our kids' footwear products incorporate the Smart Comfort™ system.

Outdoor Performance

        We continued to leverage our heritage of craftsmanship and technical innovation for the outdoors in our outdoor performance footwear line. This line included technical and versatile offerings in day hiking, light hiking, water sports and after-sport convenience. We added a collection of lightweight winter boots designed for active outdoor pursuits like snowshoeing. Featured products in the outdoor performance footwear line included the Canard Series and the Trail Vision hiking series which marked our re-entry into the technical hiking category.

Timberland PRO® Series

        We expanded and broadened our offering of work boots and shoes specifically designed for skilled tradespeople and working professionals under the Timberland PRO® series sub-brand. We continued our innovation in this category with the introduction of our Wedge Sole products, designed for maximum surface contact and featuring a flat sole and Goodyear welt construction. All Timberland PRO® work boots include the Company's exclusive PRO 24/7™ comfort technology featuring a removable cushioned sock liner, contoured shock-diffusion plate, shock absorbing mid sole and lightweight construction. The Waterproof Workboots series and General Use Workboots series, some of which are designed specifically to fit a woman's foot, have some or all of the following features: waterproof leather and seam sealed construction, moisture resistant insulation, steel toe meeting ANSI safety standards, slip-resistance, abrasion-resistance, oil-resistance, and electrical hazard protection meeting ANSI safety standards. We also introduced the Timberland PRO® Sports Series—products aimed at avid outdoorsmen. Our line featured waterproof constructions, insulation, and multi-density, high traction outsoles.

  Footwear Technology

        We continued to incorporate our patent pending, technological innovation, the Smart Comfort™ system, in many of our men's, women's and kids' footwear categories. The Smart Comfort™ system allows the footwear to expand and contract with the changing shape of the foot during the walking motion, while preserving the essential style of the footwear. Footwear incorporating the Smart Comfort™ system provides superior comfort in a product that retains its shape. The Smart Comfort™ system includes an expandable sole that expands as the foot moves, a three-zone system to provide even pressure distribution underfoot, and stretchable uppers on the top of the shoe that stretch as the foot expands and retracts.

        Many Timberland® footwear products offer or will be designed to offer advanced technologies developed by us that combine some or all of the following features:

  •
  Footwear Modular System—our patent pending modular shoe technology which enables the user to customize the walking platform/footbed and shell of a shoe for multiple end use situations;

  •
  Endoskeleton™ internal suspension system—our patented technology designed to control heel impact deflection and provide arch support, forefoot flexibility and torsional stiffness for comfort and performance;

  •
  B.S.F.P.™ motion efficiency system—our patent pending design which delivers improved traction, energy-return and length of wear;

  •
  Independent Suspension Network™ system (ISN™)—our multi-density sole with independent lugs adapts to the terrain, keeping the foot level on uneven ground for superior stability, traction and comfort;

  •
  Advanced Combination Construction (ACC)—a construction method that delivers improved forefoot flexibility for maneuverability and rear foot stability on rugged terrain; and

  •
  Guaranteed waterproof construction.

  Apparel and Accessories

        We believe that developing a global apparel business is important to our global brand aspirations. Timberland® apparel products consist primarily of a rugged casual line that includes outerwear, sweaters, fleeces, shirts, pants and shorts for men. The entire men's apparel line reflects the authentic outdoor heritage and rugged style for which we are recognized. The products are versatile in both function and style, and range from waterproof outerwear to breathable fabrics to classic plaids and khakis for casual weekend wear. These products feature, in certain models, premium waterproof leathers, waterproof and water resistant fabric, anti-microbial coatings, rust-proof hardware, canvas, denim, high-quality specialty cotton, wool and other quality performance materials. We also continue to develop a women's apparel line in Europe with focus on distinctive European styling and fit that is based on the Timberland heritage. In 2003, we enhanced our offering of Timberland PRO® apparel with the addition of such notable items as rugged denim work pants featuring performance fabric by Kevlar®, moisture-wicking Tech T-shirts designed as base-layers to keep working professionals dry and comfortable during long hours on the job, and continued expansion of our uniquely engineered waterproof outerwear. These styles are engineered for maximum comfort, durability, and protection. They incorporate ergonomic details typically found within our outdoor performance line but are constructed with the rugged hand and features appreciated by working professionals. Our accessories include leather care products and a limited collection of leather goods, including luggage, briefcases, handbags, wardrobe accessories and small leather goods.

        Third-party licensing enables us to expand our brand reach to appropriate and well-defined categories and to benefit from the expertise of the licensees, in a manner that reduces the risks to us associated with pursuing these opportunities. We receive a royalty on sales of our licensed products. In fall 2002, we introduced a new line of men's leather outerwear in the U.S. pursuant to a licensing arrangement and launched a boys' apparel line in the U.S. that is also pursuant to a license agreement. Girls' and infants' apparel will be introduced in the U.S. in coming seasons. We also launched a children's apparel line in Asia during 2003, for boys, girls and infants, pursuant to a licensing agreement. This line is complementary to Timberland® boys' and girls' apparel products in Europe that have been designed, manufactured and distributed pursuant to a license agreement. In 2003, we signed a world-wide agreement for sunglasses and optical frames that replaced our existing agreement, and a European agreement for leather goods, a business that we previously managed internally; both programs will launch in 2004. Our Timberland® accessories products for men, women and children include all products other than footwear and apparel products. Many of these products, including packs and travel gear, watches, men's belts, wallets, socks, gloves, sunglasses, eyewear and ophthalmic frames, and hats and caps, are designed, manufactured and distributed pursuant to licensing agreements with third parties.

Product Sales: Business Segments and Operations by Geographic Area

        Our products are sold in the United States and internationally primarily through independent retailers, better-grade department stores, athletic stores and other national retailers which reinforce the high level of quality, performance and service associated with Timberland. In addition, our products are sold in Timberland® specialty stores and Timberland® factory outlet stores dedicated exclusively to selling Timberland® products, as well as through franchised retail stores in Europe. We also sell our products in the U.S. online at timberland.com.

        We operate in an industry which includes the designing, engineering, marketing and distribution of footwear and apparel and accessories products for men, women and children. We manage our business in the following three reportable segments, each segment sharing similar product, distribution, marketing and economic conditions: U.S. Wholesale, U.S. Consumer Direct and International.

        The U.S. Wholesale segment is comprised of our worldwide product development for footwear and apparel and accessories, and the sale of such products to wholesale customers in the United States. The U.S. Wholesale segment also includes royalties from licensed products sold in the United States and the management costs and expenses associated with our worldwide licensing efforts. The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States as well as our e-commerce business. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States. This includes our subsidiaries (which use wholesale and retail channels to sell footwear, apparel and accessories), independent distributors and licensees.

        The following table presents the percentage of our total revenue generated by each of these reporting segments for the past three years:

	2003	2002	2001
U.S. Wholesale	46.6%	50.0%	53.3%
U.S. Consumer Direct	14.9%	16.0%	17.2%
International	38.5%	34.0%	29.5%

        More detailed information regarding these reportable segments, and each of the geographic areas in which we operate, is set forth in Note 13 to our consolidated financial statements, entitled "Business Segments and Geographic Information," included in Item 8 of this Form 10-K.

U.S. Wholesale

        Our wholesale customer accounts within the United States include independent retailers, better-grade department stores, outdoor specialty stores, national athletic accounts, general sporting goods retailers and other national accounts. Many of these wholesale accounts merchandise our products in selling areas dedicated exclusively to our products, or "concept shops." These accounts are serviced through a combination of field and corporate-based sales teams responsible for these distribution channels. We also service our wholesale accounts through our principal showroom in New York City and a regional showroom in Dallas, Texas. We have continued our efforts to expand the brand geographically by penetrating markets in areas traditionally underserved by us such as Los Angeles, New Orleans and Memphis.

U.S. Consumer Direct

        At December 31, 2003, we operated 26 specialty stores and 54 factory outlet stores in the United States and one factory outlet store in Puerto Rico. We also sell products through our internet store timberland.com.

        Timberland® Specialty Stores.    These stores carry current season, first quality merchandise and provide:

  •
  an environment to showcase our products as an integrated source of footwear and apparel and accessories;

  •
  sales and consumer-trend information which assists us in developing our marketing strategies, including point-of-purchase marketing materials; and

  •
  an opportunity to develop training and customer service programs, which also serve as models that may be adopted by our wholesale customers.

        Timberland® Factory Outlet Stores.    These stores serve as a primary channel for the sale of excess, damaged or discontinued products. We view these factory outlet stores as a way to preserve the integrity of the Timberland® brand, while maximizing the return associated with the sale of such products.

        Timberland.com.    Our online store commenced operations in May 2001 for U.S. consumers to purchase current season, first quality merchandise over the internet. This internet site also provides information about us, including the reports we file with or furnish to the Securities and Exchange Commission, investor relations, corporate governance and employment opportunity information. The site also serves to reinforce our marketing efforts.

International

        We sell our products internationally through operating divisions in the United Kingdom, Italy, France, Germany, Spain, Japan, Hong Kong, Singapore, Taiwan and Malaysia. These operating divisions provide support for the sale of our products to wholesale customers and operate Timberland® specialty stores and factory outlet stores in their respective countries. We intend to continue expanding the brand geographically to support our goal of becoming a top global brand. In early 2003 we established a new subsidiary in Canada to directly offer footwear to wholesale accounts that were formerly serviced under a distribution arrangement. At December 31, 2003, we operated 107 specialty stores and shops and 25 factory outlet stores in Europe and Asia.

        Timberland® products are sold elsewhere in Europe and in the Middle East, Africa, Central America, South America, South Korea, Australia and New Zealand by distributors, franchisees and commissioned agents, some of which also may operate Timberland® specialty and factory outlet stores located in their respective countries.

Distribution

        We distribute our products through three Company-managed distribution facilities which are located in Danville, Kentucky, Ontario, California, and Enschede, Holland, and through third-party managed distribution facilities which are located in Asia.

Advertising and Marketing

        We design our marketing programs and advertising campaigns to increase consumer awareness of and preference for Timberland as a premium global brand equipping consumers with purposeful footwear, apparel and accessories. The programs and campaigns emphasize the attributes that distinguish the Timberland® brand from competing brands and that make our products an outstanding value. These national, regional and customer-specific programs and advertising campaigns are increasingly delivered throughout the year, rather than only during select seasons as has historically been the case. During 2003, our international, U.S. and regional advertising campaigns were coordinated on a worldwide basis with the launch of our Don't Wear It. Use It.™ campaign. This campaign included print, outdoor ads in selected markets and co-operative advertising. Advertising appeared in the following media: active-lifestyle, fashion, business and sports-oriented consumer periodicals, trade press, and outdoor billboards in key markets. Our distributors and licensees also fund marketing campaigns, over which we maintain approval rights to ensure consistent and effective brand presentation.

        We reinforce these advertising efforts with a variety of marketing and merchandising campaigns including retail promotions, fixturing, point-of-purchase displays and materials, public relations efforts, product seeding and cooperative advertising programs with our retailers, as well as with retail sales associate training and other sales incentive programs. We launched the Community Builders Tour with six events in New York and Baltimore during 2003. The Tour unites local residents, community organizations and select retailers around the ethic of community service through service projects tailored to each specific community's needs. The Tour engaged consumers through service participation and increased awareness for local community service organizations.

        At key retail partners, we further reinforced the Timberland® brand message through enhanced concept shops and improved visual presence. In 2003, we continued our point of sale, in-store demonstration theater to enable consumers and retailers to see and experience the benefits of Timberland® footwear that incorporates the unique Smart Comfort™ system. Our Smart Comfort™ theater enabled consumers to see and experience the benefits of Timberland's Smart Comfort™ system by testing our footwear. The Timberland PRO™ mobile, a specially outfitted vehicle, continued to tour the U.S., enabling consumers to try on Timberland PRO® series of work boots, hunting boots and apparel at job sites, factories, and sports events targeting skilled tradespeople and professional workers. In addition, our internet site reinforces our marketing efforts through various promotions and targeted mail campaigns. We also promote our products at various industry trade shows in the United States and internationally.

Seasonality

        In 2003, as has been historically the case, our revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to our operations represented a larger percentage of revenue in the first two quarters of 2003 than in the last two quarters of 2003. We expect this seasonality to continue in 2004.

Backlog

        At December 31, 2003, our backlog of orders from our customers was approximately $332 million, compared with $286 million at December 31, 2002 and $218 million at December 31, 2001. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2004. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year because backlog only relates to the next season, excludes sales to our retail stores and is affected by the timing of customers' orders and product availability.

Manufacturing

        We operate manufacturing facilities located in Puerto Rico and the Dominican Republic. During 2003, we manufactured approximately 10% of our footwear unit volume, compared to approximately 11% during 2002 and 13% during 2001. The remainder of our footwear products and all of our apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, Mexico, South and Central America. Approximately 90% of the Company's 2003 footwear unit volume was produced in Asia by independent manufacturers in China, Vietnam and Thailand. Three of these manufacturers produced approximately 17% to 22% each of the Company's 2003 footwear volume. We renewed our lease for our manufacturing facility in Puerto Rico in 2003. We believe we benefit from our internal manufacturing capability which provides us with sourcing for fashion and core assortment, planning efficiencies and lead time reduction, refined production techniques, and favorable duty rates and tax benefits. However, tax benefits related to Puerto Rico are scheduled to expire at the end of 2005, which may prompt a re-evaluation of our longer term sourcing approach in that location.

        We maintain a product quality management group which develops, reviews and updates our quality and production standards. To help ensure such standards are met, the group also conducts product quality audits at our factories and distribution centers and our independent manufacturers' factories and distribution centers. We have offices in Bangkok, Thailand; Zhu Hai, China; Hong Kong; Istanbul, Turkey; and Ho Chi Minh City, Vietnam to supervise our sourcing activities conducted in the Asia-Pacific region.

Materials

        In 2003, ten suppliers provided, in the aggregate, approximately 80% of our leather purchases. Two of these suppliers together provided approximately 32% of our leather purchases in 2003. We historically have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations. However, our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant, unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. We attempt to manage this risk, as we do with all other footwear and non-footwear materials, on an ongoing basis by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. No assurances can be given that such factors will protect us from future changes in the prices for such materials.

        In addition, we have established a central network of suppliers through which our manufacturing facilities and independent manufacturers can purchase materials. We seek sources of materials local to manufacturers, in an effort to reduce lead times while maintaining our high quality standards. We believe that key strategic alliances with leading materials vendors help reduce the cost and provide greater consistency of materials procured to produce Timberland® products and improve compliance with our production standards. In 2003, we renewed contracts with global vendors for such materials as packaging and leather laces. Global contracts remained in effect for thread, boxtoes and counters, cellulose and Ströbel® construction insole materials, soling components, synthetic laces and packaging labels.

Trademarks and Trade Names; Patents; Research & Development

        Our principal trade name is The Timberland Company and our principal trademarks are TIMBERLAND and the TREE DESIGN LOGO, which have been registered in the United States and many foreign countries. Some of our other trademarks or registered trademarks are: 24-7 Comfort Suspension, Blackridge Mountain, B.S.F.P., Don't Wear It. Use It., Endoskeleton, Flip N' Switch, ISN, Independent Suspension Network, Jackson Mountain, Made To Work, Path of Service, PRO 24/7, PRO 24/7 Plus, PRO 24/7 Comfort Suspension, PRO 24/7 Plus Comfort Suspension, Pull On Your Boots, Pull On Your Boots and Make a Difference, Rock Skin, Safe Grip, Seek Out, Smart Comfort, Splash Blaster, TBL, Timberland PRO, Timber Trail, Trail Grip, Weathergear and Workboots For The Professional.

        We regard our trade name and trademarks as valuable assets and believe that they are important factors in marketing our products. We seek to protect and vigorously defend our trade name and trademarks against infringement under the laws of the United States and other countries. In addition, we seek to protect and vigorously defend our patents, designs, copyrights and all other proprietary rights under applicable laws.

        We conduct research, design and development efforts for our products, including field testing of a number of our products to evaluate and improve product performance. Our Invention Factory, an advance concepts footwear team created during 2002, continued its efforts in 2003 to develop future technologies for our footwear products. We also dedicated resources to an international design and development team based in Europe. Our expenses relating to research, design and development have not represented a material expenditure relative to our other expenses.

Competition

        Our footwear, apparel and accessories products are marketed in highly competitive environments that are subject to changes in consumer preference. Although the footwear industry is fragmented to a great degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, we face competition from retailers that are establishing products under private labels and from direct mail companies in the United States. The competition from some of these competitors is particularly strong where such competitor's business is focused on one or a few product categories or geographic regions in which we also compete. However, we do not believe that any of our principal competitors offers a complete line of products that provide the same quality and performance as the complete line of Timberland® footwear and apparel and accessories products.

        Product quality, performance, design, styling and pricing, as well as consumer awareness, are all important elements of competition in the footwear and the apparel and accessories markets served by us. Although changing fashion trends generally affect demand for particular products, we believe that, because of the functional performance, classic styling and high quality of Timberland® footwear products, demand for most Timberland® footwear products is less sensitive to changing trends in fashion than other products that are designed specifically to meet such trends.

Environmental Matters

        Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on our capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

Employees

        At December 31, 2003, we had approximately 5,500 employees worldwide. Our management considers our employee relations to be good. None of our employees is represented by a labor union, and we have never suffered a material interruption of business caused by labor disputes involving our own employees.

Available Information

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that are filed with or furnished to the Securities and Exchange Commission are made available free of charge through our website www.timberland.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and

Exchange Commission. The charters for the Audit, Governance and Nominating, and Management Development and Compensation committees of our Board of Directors as well as our Corporate Governance Principles and Code of Ethics are available free of charge through our website www.timberland.com. You may request a copy of any of the above documents by writing to the Secretary, The Timberland Company, 200 Domain Drive, Stratham, New Hampshire 03885.

Executive Officers of the Registrant

        The following table lists the names, ages and principal occupations during the past five years of our executive officers. All executive officers serve at the discretion of our Company's Board of Directors.

Name	Age	Principal Occupation During the Past Five Years
Sidney W. Swartz	68	Chairman of the Board since June 1986; Chief Executive Officer and President, June 1986 — June 1998.
Jeffrey B. Swartz	44	President and Chief Executive Officer since June 1998; Chief Operating Officer, May 1991 — June 1998; Executive Vice President, March 1990 — June 1998. Jeffrey Swartz is the son of Sidney Swartz.
Kenneth P. Pucker	41	Chief Operating Officer since July 2001; Executive Vice President since September 1999; Senior Vice President and General Manager — Footwear and Apparel, December 1997 — September 1999; Vice President and General Merchandising Manager — Footwear, April 1996 — December 1997; Vice President — Strategic Initiatives, January 1995 — April 1996; General Manager — The Outdoor Footwear Company (a subsidiary of the Company), October 1993 — January 1995.
Brian P. McKeon	41	Executive Vice President — Finance and Administration since May 2002 and Chief Financial Officer since March 2000; Senior Vice President — Finance and Administration, March 2000 — May 2002; Pepsi Cola North America: Vice President and Chief Financial Officer, October 1999 — February 2000; Vice President, Strategic Planning, May 1996 — October 1999; Finance Director, Eastern Business Unit, March 1994 — May 1996.
Michael J. Harrison	43	Senior Vice President and General Manager — International since November, 2003; Telos Partners Ltd: Consultant, April 2001 — October 2003; Procter & Gamble: Vice President, Western Europe, Cosmetics and Skin Care and Global Design, April 1999 — April 2001.
Gary S. Smith	40	Senior Vice President — Supply Chain Management since February 2002; McKinsey & Company: Partner, August 1994 — February 2002.
Marc Schneider	44	Senior Vice President, Global Product Management since September 2002; Vice President — Apparel, January 1999 — September 2002; Mellville Corp.: Executive Vice President, Bobs Stores, January 1994 — January 1999.
Joseph B. Dzialo	49	Senior Vice President and General Manager — U.S. since September 2003; LCA — Vision, Inc.: President and Chief Operating Officer, 1999 — September 2003; Easy Spirit Wholesale Footwear Division — Nine West Group: President, 1995—1998.
Bruce A. Johnson	47	Senior Vice President — Human Resources since June 2003; Dupont Textile and Interiors: Vice President — Human Resources, June 2002 — May 2003; The Timberland Company: Vice President — Human Resources, June 2000 — June 2002; America West Airlines: Senior Vice President of Human Resources, 1997—2000.
John Crimmins	47	Vice President, Corporate Controller and Chief Accounting Officer since August 2002; Interactiveprint: Chief Financial Officer, July 1999 — January 2002; Cahners Business Information: Vice President, Corporate Controller 1983 — 1999.
Danette Wineberg	57	Vice President and General Counsel since October 1997 and Secretary since July 2001; Little Caesar Enterprises, Inc.: General Counsel, November 1993 — October 1997.

ITEM 2. PROPERTIES

        Since April 1994, we have leased our worldwide headquarters located in Stratham, New Hampshire. Our current lease for this property expires in September 2010, with the option to extend the term for two additional five-year periods. We consider our headquarters facilities adequate and suitable for our current needs.

        We lease our manufacturing facilities located in Isabela, Puerto Rico, and Santiago, Dominican Republic, under leasing arrangements, which expire on various dates through 2005. We own our distribution facility in Danville, Kentucky, and we lease our facilities in Ontario, California, and Enschede, Holland. The Company and its subsidiaries lease all of their specialty and factory outlet stores. Our subsidiaries also lease office and warehouse space to meet their individual requirements.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in various litigation and legal matters that have arisen in the ordinary course of business. We believe that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 2003, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A Common Stock is traded on the New York Stock Exchange under the symbol TBL. There is no market for shares of our Class B Common Stock; however, shares of Class B Common Stock may be converted into shares of Class A Common Stock on a one-for-one basis and will automatically be converted upon any transfer (except for estate planning transfers and transfers approved by the Board of Directors).

        The following table presents the high and low closing sales prices of our Class A Common Stock for the past two years, as reported by the New York Stock Exchange.

	2003		2002
	High	Low	High	Low
First Quarter	$42.39	$30.68	$42.25	$31.59
Second Quarter	53.43	41.76	45.89	35.16
Third Quarter	58.63	42.40	38.89	31.98
Fourth Quarter	55.26	42.66	38.99	27.07

        As of February 27, 2004, the number of record holders of our Class A Common Stock was approximately 926 and the number of record holders of our Class B Common Stock was 7. The closing sales price of our Class A Common Stock on February 27, 2004 was $61.74 per share.

        We have never declared a dividend on either the Company's Class A or Class B Common Stock. In addition, our ability to pay cash dividends is limited pursuant to loan agreements (see notes to the Company's consolidated financial statements).

ITEM 6. SELECTED FINANCIAL DATA

Selected Statement of Income Data
(Dollars in Thousands, Except Per Share Data)

Years Ended December 31,	2003	2002	2001	2000	1999
Revenue	$1,342,123	$1,190,896	$1,183,623	$1,091,478	$917,216
Net income before cumulative effect of change in accounting principle	117,879	90,200	106,741	121,998	75,247
Net income[1]	117,879	95,113	106,741	121,998	75,247
Earnings per share before cumulative effect of change in accounting principle
Basic	$3.32	$2.42	$2.73	$3.04	$1.75
Diluted	$3.23	$2.36	$2.65	$2.86	$1.70
Earnings per share – Net income
Basic	$3.32	$2.55	$2.73	$3.04	$1.75
Diluted	$3.23	$2.49	$2.65	$2.86	$1.70

1
In 2002, we recorded a $4,913 after-tax gain from the cumulative effect of change in accounting principle.

Selected Balance Sheet Data
(Dollars in Thousands)

December 31,	2003	2002	2001	2000	1999
Cash and equivalents	$241,803	$141,195	$105,658	$114,852	$196,085
Working capital	$342,569	$286,027	$277,041	$236,687	$302,286
Total assets	$641,716	$538,671	$504,612	$476,311	$493,311
Total long-term debt	—	—	—	—	$100,000
Stockholders' equity	$428,463	$372,785	$359,238	$316,751	$272,368

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discusses The Timberland Company's ("we", "our", "us", "Timberland" or the "Company") results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the consolidated financial statements and related notes. Included is a discussion and reconciliation of total Company and International revenue growth to constant dollar revenue growth. Constant dollar revenue growth, which excludes the impact of changes in foreign exchange rates, is not a Generally Accepted Accounting Principle ("GAAP") performance measure. It is used by the Company in its analysis of its financial condition and results of operations.

Overview

        Our strategy centers on expanding the penetration of the Timberland® brand among the growing number of consumers who choose to pursue an outdoor-inspired lifestyle. To achieve this objective we offer an integrated product selection of footwear, apparel and accessories that reinforces the functional performance, benefits and classic styling that consumers have come to expect from the Timberland® brand. We sell these products through high quality distribution channels including our own retail stores.

        To deliver against our long-term goals we are focused on driving progress on key strategic fronts. These include enhancing our leadership position in footwear, capturing growth opportunities in outdoor-inspired apparel, extending brand reach through development of the Timberland PRO® series and brand building licensing arrangements, expanding geographically and driving operational and financial excellence while setting the standard for commitment to the community.

        Highlights of our 2003 financial performance include the following:

  •
  Revenues increased 12.7% to $1,342.1 million, driven by 5.1% growth in our U.S. business and 27.4% growth in our international operations.

  •
  Operating profits increased 32.8% to $184.3 million.

  •
  Operating margins increased from 11.7% to 13.7% driven by strong gross margin gains which more than offset increases in operating expenses as a percent of sales, reflecting investments against strategic growth priorities.

  •
  Net income before change in accounting principle increased 30.7% to $117.9 million.

  •
  Diluted earnings per share increased by 36.9% from $2.36 to $3.23.

  •
  Net cash provided by operating activities increased 44.3% to $199.0 million.

  •
  Repurchased 2,291,468 shares of our Class A Common Stock during the year.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realizability of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying these critical accounting policies. Currently, the Company is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. Our significant accounting policies are described in Note 1 to the Company's consolidated financial statements.

        We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our consolidated financial statements:

Sales Returns and Allowances

        Our revenue consists of sales to wholesale customers, retail store revenues, license fees and royalties. We record wholesale revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of sale and the agreement with the customer. Retail store revenues are recorded at the time of the sale. License fees and royalties are recognized as earned per the terms of our licensing and royalty agreements. We record reductions to revenue for estimated wholesale and retail customer returns and allowances. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received. Our total reserves for sales returns and allowances were $30.7 million at December 31, 2003 and $31.0 million at December 31, 2002. The actual amount of customer returns or allowances, which are inherently uncertain, may differ from our estimates. If we determine that increases or decreases to sales returns and allowances are appropriate, we record either a reduction or an increase to net sales in the period in which we make such a determination.

Allowance for Doubtful Accounts

        We make ongoing estimates for losses relating to our allowance for uncollectible accounts receivable resulting from the inability of our customers to make required payments. We estimate potential losses primarily based upon our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowances for doubtful accounts totaled $7.7 million and $7.5 million at December 31, 2003 and 2002. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. Furthermore, we provide for estimated losses resulting from disputes which arise with respect to the gross carrying value of our receivables and the amounts which customers owe to us. The settlement or resolution of these differences could result in future changes to these estimates. If we determine that increases or decreases to the allowance for doubtful accounts are appropriate, we record either an increase or decrease to selling expense in the period we make such a determination.

Inventory Valuation

        We value our inventory at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we provide a reserve for such difference as a charge to cost of sales. Our reserves related to inventory valuation totaled $9.3 million at December 31, 2003 and $11.3 million at December 31, 2002. If actual market conditions are more or less favorable than our estimates, adjustments to our inventory reserves may be required. The adjustments would decrease or increase our cost of sales and net income in the period in which they are recognized.

Derivatives

        We are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as we purchase and sell goods in foreign markets in their local currencies. We use derivative instruments, specifically forward contracts, to hedge a portion of our forecasted foreign currency transactions. We use our operating budget and periodic forecasts to estimate future economic exposure and to determine the appropriate levels and timing of related hedging transactions. We closely monitor our foreign currency exposure and adjust our hedge positions accordingly. Our estimates of anticipated transactions may fluctuate over time and may vary from the ultimate transactions (see Note 2 to our consolidated financial statements in Item 8 of this Form 10-K). Future operating results may be impacted by adjustments to these estimates.

Long-lived Assets

        When events or circumstances indicate that the carrying value of a long-lived asset may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, an impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair market value. We estimate future undiscounted cash flows using assumptions about expected future operating performance. Those estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, or changes to business operations. For fiscal 2003 and 2002, other than immaterial retail store-closing charges, no significant impairment related to the carrying value of our long-lived assets has been recorded.

Income Taxes

        We record deferred tax assets and liabilities based upon book to tax differences. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If we were unable to generate sufficient future taxable income in these jurisdictions, an adjustment may be required in the net carrying value of the deferred tax assets, which would result in additional income tax expense in our consolidated statements of income. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation adjustment quarterly.

        We estimate what the effective tax rate will be for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, the estimate is continually refined based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

Results of Operations
(Amounts in Thousands, Except Per Share Data)

Years Ended December 31,	2003		2002		2001
Revenue	$1,342,123	100.0%	$1,190,896	100.0%	$1,183,623	100.0%
Gross profit	624,457	46.5	518,286	43.5	520,775	44.0
Operating expense	440,155	32.8	379,461	31.9	357,682	30.2
Operating income	184,302	13.7	138,825	11.7	163,093	13.8
Interest expense	1,039	0.1	884	0.1	1,560	0.1
Other, net	506	0.0	(828)	0.1	(196)	0.0
Income before cumulative effect of change in accounting principle	117,879	8.8	90,200	7.6	106,741	9.0
Cumulative effect of change in accounting principle	—	—	4,913	0.4	—	—
Net income	$117,879	8.8	$95,113	8.0	$106,741	9.0
Earnings per share – Net income
Basic	$3.32		$2.42		$2.73
Diluted	$3.23		$2.36		$2.65
Earnings per share after cumulative effect of change in accounting principle
Basic	$3.32		$2.55		$2.73
Diluted	$3.23		$2.49		$2.65
Weighted-average shares outstanding
Basic	35,498		37,208		39,043
Diluted	36,475		38,142		40,247

2003 Compared to 2002

Revenue

        Consolidated revenue growth of 12.7% in 2003 reflected strong growth in our international regions, benefits from foreign currency exchange rate changes and solid gains in our U.S. business. Revenue from the U.S. business totaled $825.8 million in 2003, up 5.1% over the prior year. International revenues were $516.3 million, 27.4% ahead of 2002, 13.6% in constant dollars. Overall, changes in currency exchange rates, primarily the euro, were responsible for 4.7% of the consolidated revenue growth.

Segments Review

        We have three reportable business segments (see Note 13 to the consolidated financial statements in Item 8 of this Form 10-K): U.S. Wholesale, U.S. Consumer Direct and International.

        Revenues for our U.S. Wholesale business increased by 5.1% to $625.8 million. Growth in our boots, women's casual footwear, apparel, and Timberland PRO® footwear categories were partially offset by declines in our outdoor performance footwear, accessories and other categories. The U.S. wholesale business growth reflected the successful expansion of our business with national athletic and other national footwear retailers and gains in independent accounts, offsetting modest declines in department stores and less profitable discount channels.

        The U.S. Consumer Direct business, comprised of Company owned and operated specialty, factory outlet and e-commerce stores in the U.S., recorded $200.0 million in sales, up $9.6 million or 5.0%. Overall, comparable store sales excluding our e-commerce business were up 1.6%. Gains were driven by increases in boots, kids, and outdoor performance footwear offsetting modest declines in men's and women's casual footwear and apparel.

        International revenues increased 27.4% to $516.3 million benefiting from the execution of our growth strategies in Europe and Asia as well as the successful launch of our Canadian subsidiary. Overall, international revenues increased to 38.5% of total consolidated revenues. The European business produced $402.2 million of revenue, growing 26.7% including the benefit of favorable exchange rate fluctuations, 10.6% on a constant dollar basis. Growth was driven by strong gains in Spain, Italy and Germany and in both wholesale and retail channels. Our footwear business posted strong growth across Europe driven by gains in boots, men's and women's casual, kids and outdoor performance. The apparel and accessories businesses declined slightly reflecting warmer weather trends and mixed reaction to product offerings. Timberland opened a new international design center in London in 2003 which will enhance our capability to design product for international markets in future seasons.

        In Asia, revenues grew to $99.2 million, up 22.4%, 16.6% excluding foreign exchange. Our businesses in Japan, Hong Kong, Singapore, Taiwan and Malaysia all experienced strong growth rates despite the negative effect of SARS on the Asian marketplace during the year. This growth was supported by efforts to strengthen our wholesale distribution channels in Asia and continued expansion of our Asian retail business. Our footwear business in Asia expanded significantly reflecting strong growth in boots, men's and women's casual and kids, offsetting declines in our outdoor performance business. Our apparel business also posted solid gains. Our Canadian subsidiary finished its first full year, contributing approximately 2% to our international growth rate.

Products

        Worldwide footwear revenue was $1,018.4 million in 2003, up $129.7 million or 14.6% from 2002, 10.5% excluding the benefit of foreign exchange. Growth was driven by strong global gains in boots, women's and men's casual, kids, and the Timberland PRO® series. These gains offset moderate declines in outdoor performance footwear. Worldwide footwear unit sales were up 8.4% while the average price increased by 5.8% primarily reflecting favorable foreign exchange and business mix impacts.

        Worldwide apparel and accessories revenue grew by 7.8% to $309.8 million. Without the benefit of foreign exchange, the growth was a more modest 0.5%, reflecting 2.0% growth from apparel offset by a modest decline in our accessories business. Apparel and accessories unit sales increased by 3.0%, with average selling prices up 4.7%, due to favorable foreign exchange and product mix changes.

Channels

        Revenue growth reflected strong global gains across both our wholesale and consumer direct channels. Globally, our wholesale business recorded $1,001.8 million of revenue in 2003, a 13% increase. Consumer Direct revenues which include our specialty retail stores, our factory outlet stores and our e-commerce business, were up 11.9% to $340.4 million. Worldwide, we opened 27 stores and closed 16 in 2003.

Gross Profit

        Our gross profit as a percentage of sales, or gross margin, for 2003 was 46.5% as compared to 43.5% for 2002, an improvement of 300 basis points. We experienced benefits from lower product related costs of approximately 140 basis points driven primarily by efficiencies in our supply chain operations. The elimination of significant expense incurred in 2002 related to the west coast dockworker's stoppage provided year over year improvement in our gross margin of approximately 50 basis points. Lower impacts from off-price sales contributed approximately 50 basis points of benefit and foreign exchange rate changes, net of hedging impacts, added approximately 60 basis points to gross margin. We continue to target improvements in gross margins to support our goal of strong profit growth.

        The Company includes the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $95.7 million and $104.8 million for 2003 and 2002, respectively.

Operating Expense

        Operating expense was $440.2 million in 2003, or 32.8% of revenues, as compared to $379.5 million, or 31.9% of revenues in 2002, an increase of $60.7 million or 90 basis points as a percentage of sales. Foreign exchange rate changes accounted for $16.9 million, or 4.5% of the 16% operating expenses increase. Increased sales and marketing efforts were responsible for $10.0 million of the change; $6.8 million was due to international retail expansion and $6.3 million was due to higher incentive compensation. The balance of the increase was driven by distribution costs and other expenses related to company-wide activities. Going forward, the company expects that its support of the company's global brand initiatives and continued investments in initiatives supporting long-term growth in various segments of our business will likely drive expense increases faster than the rate of revenue growth.

        Our selling expense was $356.4 million, an increase of $49.5 million, or 16.1% compared with the prior year. Within this category of expense, approximately $15.0 million of the increase was due to foreign exchange, approximately $10.9 million was related to increased payroll and incentive compensation costs and $8.8 million was related to distribution costs, particularly freight on increased year over year shipments. Additionally, we experienced a $7.1 million increase in store rents and support costs, particularly in our international region and a $5.3 million increase in marketing and advertising expenses. The balance of the increase encompassed costs related to company-wide operations.

        We include the costs of housing inventory (warehousing and handling costs) in selling expense. These costs amounted to $28.5 million, $26.9 million and $26.5 million in 2003, 2002 and 2001, respectively.

        Advertising expense which is also included in selling expense, was $33.9 million, $29.8 million and $32.4 million in 2003, 2002 and 2001, respectively. Advertising costs are expensed at the time the advertising is used, which is predominantly in the season that the advertising costs are incurred. As of December 31, 2003 and December 31, 2002, we had $1.1 million and $0.6 million of prepaid advertising recorded on our consolidated balance sheets, respectively.

        General and administrative expense was $83.7 million, an increase of $11.2 million, or 15.5% compared with last year. As a percentage of revenue, general and administrative expense remained relatively flat to the prior year. The dollar increase was driven by a $7.3 million increase in costs associated with the Company's payroll and incentive compensation programs. The remainder of the increase was associated with a variety of costs to support company-wide activities.

Operating Income

        Operating income was $184.3 million in 2003 and $138.8 million in 2002. As a percentage of revenue, operating income was 13.7% in 2003 and 11.7% in 2002.

        Operating income for our U.S. Wholesale segment increased by 10.4% in 2003 to $196.5 million. The 5.1% revenue growth was complemented by a 150 basis point improvement in gross margin while operating expense as a percentage of sales remained flat. The margin improvement was driven by strong global supply chain execution and improved product mix including benefits from stronger boot sales.

        Our U.S. Consumer Direct segment's operating income increased by 10.3% to $30.0 million. This resulted from the combination of 5.0% revenue growth, margin improvement of 20 basis points and the disciplined control of costs which produced a decline in the operating expense rate of 50 basis points.

        Operating Income for our International segment grew by 27.3% to $80.5 million. Revenue growth of 27.4% and gross margin improvements of 70 basis points, both benefiting from foreign exchange, drove the improvement. Foreign exchange rate benefits were partially offset by year over year impacts from our foreign exchange hedging activities. The margin improvement was supported by our strong supply chain execution and more favorable product mix. Operating expense rates for our International segment also increased by 70 basis points reflecting continued increased investment in retail, new international product development capability and marketing.

        Our Corporate Unallocated expenses, which include central support and administrative costs not allocated to our business segments, declined to $122.7 million or 9.1% of total revenue, a 180 basis point improvement. Improvements in the efficient execution of our supply chain operations produced favorable cost variances compared to our standard costs, which were partially offset by increases in incentive compensation across our support functions.

Interest, Other, net and Taxes

        Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility plus interest paid on short-term borrowings and interest on short-term debt, was $1.0 million in 2003, compared with $0.9 million in 2002.

        Other, net includes interest income of $0.9 million in 2003 and $1.0 million in 2002. Interest income in 2003 reflects lower interest rates but higher average investments than in 2002.

        The effective income tax rate was 35.5% in 2003, 35.0% in 2002 and 34.0% in 2001. Our effective tax rate has increased gradually as the relative benefit from our tax exempt manufacturing operations in Puerto Rico has diminished (see Note 10 to the consolidated financial statements included in Item 8 of this Form 10-K).

2002 Compared to 2001

Revenue

        Consolidated revenue increased 0.6% to $1,190.9 million in 2002. Domestic revenue, which comprised 66.0% of our business, declined 5.8%. This decline, which occurred primarily in our wholesale boot business, reflects the steps we took to control supply in order to position this business for future growth. The mix impact of the boot decline adversely impacted our average selling prices. Additionally, U.S. Consumer Direct revenue declined 6.5%, in part due to aggressive promotions by competitors and the overall weakness in the U.S. retail climate. Offsetting these declines domestically, the U.S. wholesale apparel business increased by 9.2%. International revenue increased 16.0%, primarily due to growth in Europe across major product categories, channels and markets. Additionally, the increased strength of the euro, in relation to the dollar, resulted in revenue improvement related to foreign exchange. Asia had mid single-digit growth for the year.

Segments Review

        Our U.S. wholesale business revenues decreased 5.6% to $595.2 million. Declines in boots – impacted by proactive efforts to control product supply – and outdoor performance and men's casual footwear were partially offset by gains in the Timberland PRO® series, kids, women's casual footwear and apparel. We experienced sales declines in independent accounts and athletic retailers offsetting gains in discount channels and departments stores.

        The U.S. Consumer Direct business recorded revenues of $190.4 million, a 6.5% decline versus 2001. Comparable store sales declined 5.1%. Sales results reflected declines in apparel and accessory unit sales, in part due to aggressive promotions by competitors and overall weakness in the U.S. climate. Footwear sales also declined moderately. Given the economic conditions in the U.S., we controlled store growth in the U.S. retail business and focused on enhancing returns at existing locations.

        International revenues increased 16.0% to $405.2 million. Excluding the impact of foreign exchange, international revenues increased 12.3%. Europe revenues increased 20.0% to $317.4 million, reflecting growth across key markets and in both footwear and apparel product categories. Foreign exchange rate changes contributed 5.4% to Europe's growth. Asia revenues increased 4.3% to $81.0 million—as gains in boots, men's and women's casual footwear and apparel were partially offset by unfavorable comparisons to prior year sales of Timberland Mountain Athletics® footwear, a product line that was discontinued by the Company.

Products

        Worldwide footwear revenue was $888.6 million in 2002, down 1.1% versus the prior year. Global gains in women's casual, kids, Timberland PRO® series and men's casual footwear were offset by declines in boots—reflecting US market performance and strategies to control product supply—and outdoor performance footwear. Worldwide footwear unit sales increased 4.3% while the average price decreased by 5.2%, reflecting business mix impacts, including lower levels of boot sales.

        Worldwide apparel and accessories revenue increased 5.7% to $287.4 million, primarily reflecting sales growth in Europe. Apparel and accessories unit sales increased 1.7% while average selling prices were up 3.9%, reflecting business mix impacts and benefits from foreign exchange rate changes.

Channels

        Global wholesale revenue increased 0.9% to $886.8 million as international gains and growth in US wholesale apparel were offset by declines in U.S. footwear, driven principally by U.S. boot sales. Worldwide consumer direct sales were down 0.1% to $304.1 million as U.S. retail sales declines, impacted by competitive market conditions, offset international gains. Worldwide retail revenues represented 25.5% and 25.7% of total revenue in 2002 and 2001, respectively. Globally, we opened 27 stores and closed 9 stores in 2002 and opened 22 stores and closed 7 stores in 2001.

Gross Profit

        Gross profit as a percentage of revenue was 43.5% in 2002 and 44.0% in 2001. The decrease was primarily due to a 0.8 percentage point year over year impact of foreign currency hedging, a 0.7 percentage point impact of increased U.S. Wholesale footwear off-price sales and a 0.5 percentage point impact of incremental transportation costs related to the U.S. west coast port work stoppage during the fourth quarter of 2002. These were partially offset by a 0.5 percentage point impact from leather cost decreases and other cost reductions.

Operating Expense

        Operating expense was $379.5 million, or 31.9% of revenue in 2002 and $357.7 million, or 30.2% of revenue in 2001. The 6.1% increase in operating expense in 2002, compared with 2001, was primarily due to incentive compensation related charges, investment in the Company's International business, the impact of foreign exchange and other costs related to company-wide activities.

Operating Income

        Operating income was $138.8 million in 2002 and $163.1 million in 2001. As a percentage of revenue, operating income was 11.7% in 2002 and 13.8% in 2001.

        U.S. Wholesale segment operating income decreased in 2002, compared with 2001. The decrease was primarily driven by a 6.5% decrease in footwear revenue, as discussed previously, on a 0.7 percentage point decrease in gross margin rates, primarily due to increased off-price sales, and an increase in operating expense rates. This decrease was partially offset by improved performance in apparel revenue, gross margin rates and operating expense rates. In our U.S. Consumer Direct segment, although revenue decreased 6.5%, improved gross margin rates generated an 8.2% increase in operating income. These improvements reflect benefits from proactive strategies to improve margins through reduced discounting and lower product costs. In our International segment, a 12.3% constant dollar revenue increase, primarily attributable to European performance, along with improved gross margin and expense rates, drove the 26.1% improvement in operating income. International operating profits also benefited from favorable changes in foreign exchange rates, partially offset by the year-over-year impact of foreign currency hedging. The increase in our unallocated corporate operating loss was primarily due to incentive compensation related charges and other costs incurred in support of company-wide activities.

Interest, Other, net and Taxes

        Interest expense, which is comprised of fees related to the establishment and maintenance of the Company's revolving credit facility plus interest paid on short-term borrowings and interest on short-term debt, was $0.9 million in 2002, and $1.6 million in 2001. The decrease in interest expense was due to lower average borrowings at lower interest rates.

        Other, net includes interest income of $1.0 million in 2002 and $1.2 million in 2001. Interest income in 2002 reflects lower interest rates but higher average investments than in 2001.

Reconciliation of Total and International Revenue Increases To Constant Dollar Revenue Increases

Total Company Revenue Reconciliation:

	For the Year Ended Dec. 31, 2003		For the Year Ended Dec. 31, 2002
	$ millions Change	% Change	$ millions Change	% Change
Revenue increase (GAAP)	$151.2	12.7%	$7.3	0.6%
Increase due to foreign exchange rate changes	56.0	4.7%	12.8	1.1%
Revenue increase/(decrease) in constant dollars	95.2	8.0%	(5.5)	(0.5)%

International Revenue Reconciliation:

	For the Year Ended Dec. 31, 2003		For the Year Ended Dec. 31, 2002
	$ millions Change	% Change	$ millions Change	% Change
Revenue increase (GAAP)	$111.1	27.4%	$55.8	16.0%
Increase due to foreign exchange rate changes	56.0	13.8%	12.8	3.7%
Revenue increase in constant dollars	55.1	13.6%	43.0	12.3%

        Management provides constant dollar revenue growth for total Company and International results because we use the measure to understand revenue growth excluding any impact from foreign exchange rate changes.

Liquidity and Capital Resources

Accounts Receivable and Inventory

        Accounts receivable decreased 5.3% to $125.1 million at December 31, 2003, compared with $132.1 million reported at December 31, 2002 and $132.8 million at December 31, 2001. The decrease in 2003 compared to 2002 was due to a larger portion of our fourth quarter revenue being shipped, billed and collected earlier than in the prior year. The decrease in 2002 compared to 2001 was due to improved collection performance. Days sales outstanding improved to 27 days at December 31, 2003 compared with 33 days at December 31, 2002 and 35 days at December 31, 2001. Wholesale days outstanding were 34 days, 43 days and 44 days at the end of 2003, 2002 and 2001, respectively

        Inventory decreased 2.3% to $119.6 million at December 31, 2003 from $122.4 million at December 31, 2002 and $127.2 million at December 31, 2001, reflecting further improvement in our inventory control efforts. Inventory turns were 4.9 times in 2003, compared with 4.6 times in 2002 and 4.2 times in 2001.

Cash From Operations

        Net cash provided by operations for 2003 was $199.0 million, compared with $137.9 million in 2002. The increase in cash generated in 2003, compared with 2002 was primarily due to higher earnings and improved working capital management. Net income was $117.9 million in 2003, compared with $95.1 million in 2002. Accounts receivable declined at the end of 2003, compared with 2002, reflecting earlier timing of revenue in the fourth quarter. Additionally, we experienced reduction in the use of cash in accounts payable primarily due to the timing of the receipt and payment for inventory.

        Net cash used for investing activities amounted to $20.5 million in 2003, compared with $17.6 million in 2002. Capital expenditures in 2003 were $24.9 million versus $17.9 million in 2002. The increase in capital expenditures in 2003, compared with 2002, was driven by retail store improvements and additions as well as investments in transportation and distribution equipment.

        Net cash used for financing activities was $84.8 million in 2003, compared with $88.7 million in 2002. Cash flows from financing activities reflected share repurchases of $103.8 million in 2003, compared with $101.2 million in 2002. The Company received cash inflows of $19.0 million in 2003 from the issuance of common stock related to the exercise of employee stock options, compared with $12.5 million in 2002.

        Net cash provided by operations for 2002 was $137.9 million, compared with $88.9 million in 2001. The increase in cash generated in 2002, compared with 2001 was primarily due to a reduction in accounts receivable and increased expense accruals offsetting reduced profitability. The reduction in accounts receivable was due to strong collection performance. The increase in accruals at the end of 2002, compared with 2001, was primarily due to higher compensation accruals, and to a lesser degree, accrued hedging contract losses in 2002 whose trades had not settled at year end, compared with contract gains in 2001.

        Net cash used for investing activities amounted to $17.6 million in 2002, compared with $24.6 million in 2001 (depreciation expense was $19.6 million, compared with $18.8 million in 2001). Capital expenditures in 2002 were $17.9 million versus $22.4 million in 2002. The decrease in capital expenditures in 2002 was primarily due to building improvements on the corporate headquarters completed in 2001 and a reduction in new retail store openings in 2002, compared to 2001.

        Net cash used for financing activities was $88.7 million in 2002, compared with $71.9 million in 2001. Cash flows from financing activities reflected share repurchases of $101.2 million in 2002, compared with $80.4 million in 2002. The Company received cash inflows of $12.5 million in 2002 from the issuance of common stock related to the exercising of company stock options, compared with $9.4 million in 2001.

        We have available unsecured revolving, committed and uncommitted lines of credit as sources of financing for our seasonal and other working capital requirements. The unsecured committed revolving credit agreement (the "Agreement") is effective until May 3, 2004. It is our intent to enter into a new agreement at or before that time. The Agreement requires us to comply with certain financial and non-financial covenants. The primary financial covenants relate to maintaining minimum fixed charge coverage of 3:1 and leverage ratios of 1.5:1 and a maximum consolidated total funded debt percentage of 40%-50%, depending upon the fiscal quarter. The primary non-financial covenants place certain limitations on additional debt, stock repurchases, acquisitions and the amount of dividends we may pay. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis. We had no debt outstanding at December 31, 2003, 2002 and 2001.

        Our management believes that our capital needs for 2004 will be met through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in the exhibit to our Form 10-K entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time, the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

Aggregate Contractual Obligations

        Our deferred compensation plan liability was $5.4 million as of December 31, 2003, compared with $3.1 million at December 31, 2002 and $3.2 million at December 31, 2001. The liability increased primarily due to contributions to the plan. We also have a deferred compensation liability related to restricted stock awards of $8.2 million at December 31, 2003 and $3.1 million at December 31, 2002.

        We have the following contractual obligations due by period:

(Dollars in Millions)

December 31, 2003	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases (see Note 12)	$169.4	$36.0	$53.6	$37.6	$42.2
Deferred compensation:
Deferred compensation plan (see Note 4)	5.4	0.6	1.3	1.0	2.5
Restricted stock (see Note 16)	8.2	3.4	3.9	0.9	—
Purchase obligations[1]	176.9	176.9	—	—	—

Total	$359.9	$216.9	$58.8	$39.5	$44.7

1
Purchase obligations consist of open production purchase orders for sourced footwear and apparel, materials used to manufacture footwear and apparel and open purchase orders for U.S. operating expense purchases relating to goods or services ordered in the normal course of business. In addition, we have less than $10.0 million of open purchase orders for international operating expense purchases relating to goods or services ordered in the normal course of business which are not included in the table. We expect these international commitments to come due in 2004.

Off Balance Sheet Arrangements

        As of December 31, 2003, 2002 and 2001, we had letters of credit outstanding of $27.0 million, $23.0 million and $39.0 million, respectively. All were issued for the purchase of inventory. As of December 31, 2003, the Company had $166.7 million in hedging contracts outstanding, all of which are due to settle within the next 15 months (see Note 6 to the consolidated financial statements included in Item 8 to this Form 10-K).

        We have the following off-balance sheet arrangements:

(Dollars in Millions)

December 31, 2003	Total Amounts Committed
Lines of credit	$—
Letters of credit	27.0
Hedging contracts	166.7

Total	$193.7

        We use funds from operations and unsecured revolving and committed lines of credit as the primary sources of financing for our seasonal and other working capital requirements. Long-term debt, if required, is generally used to finance long-term investments. Our principal risks to these sources of financing are the impact on our financial condition from economic downturns, a decrease in the demand for our products, increases in the prices of materials and a variety of other factors. We anticipate that capital requirements for 2004 will be met through the use of our current cash balances, through our existing credit facility (which places certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contains certain other financial and operating covenants) and through cash flow from operations, without the need for additional permanent financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities.

New Accounting Pronouncements

        A discussion of new accounting pronouncements is included in the "Summary of Significant Accounting Policies" note (see Note 1 to the consolidated financial statements included in Item 8 to this Form 10-K).

Forward-looking Information

        As discussed in Exhibit 99.1 entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," investors should be aware of factors that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us. These factors include, but are not limited to:

  •
  Our ability to successfully market and sell our products in a highly competitive industry and in view of changing consumer trends, consumer acceptance of products, and other factors affecting retail market conditions, including the current U.S. economic environment and the global economic and political uncertainties resulting from the continuing war on terrorism;

  •
  Our ability to locate and retain independent manufacturers to produce lower cost, high-quality products with rapid turnaround times;

  •
  Our ability to manage our foreign exchange rate risks;

  •
  Our reliance on a limited number of key suppliers;

  •
  Our ability to obtain adequate raw materials at competitive prices;

  •
  Our ability to successfully invest in our infrastructure and product based upon advance sales forecasts;

  •
  Our ability to recover our investment in, and expenditures of, our retail organization through adequate sales at such retail locations; and

  •
  Our ability to respond to actions of our competitors, some of whom have substantially greater resources than ours.

        We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and income. We regularly assess these risks and have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these and other potential exposures.

        We utilize cash from operations and U.S. dollar denominated borrowings to fund our working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. In addition, we use derivative instruments in our hedging of foreign currency transactions. These debt instruments and derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Cash balances are invested in high-grade securities with terms under 3 months.

        We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders' cost of funds, plus an applicable spread, or prevailing money market rates. At December 31, 2003, December 31, 2002 and December 31, 2001, we had no short-term or long-term debt outstanding.

        Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations by hedging the related transactions with foreign currency forward contracts. Currently, these foreign currency forward contracts will expire in 15 months or less. Based upon sensitivity analysis as of December 31, 2003, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $18.4 million, compared with $16.6 million at December 31, 2002. The increase at December 31, 2003 is primarily due to the amount of foreign currency contracts held at December 31, 2003, compared with December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2002
 (Amounts in Thousands, Except Share and Per Share Data)

	2003	2002
Assets
Current assets
Cash and equivalents	$241,803	$141,195
Accounts receivable, net of allowance for doubtful accounts of $7,704 in 2003 and $7,487 in 2002	125,088	132,110
Inventory	119,581	122,417
Prepaid expense	25,906	21,493
Deferred income taxes	27,182	24,568

Total current assets	539,560	441,783

Property, plant and equipment, net	76,360	73,370
Goodwill	14,163	14,163
Intangible assets	3,807	3,732
Other assets, net	7,826	5,623

Total assets	$641,716	$538,671

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$38,026	$33,678
Accrued expense
Payroll and related	54,846	39,879
Other	60,579	49,551
Income taxes payable	27,482	20,134
Derivative liabilities	16,058	12,514

Total current liabilities	196,991	155,756

Deferred compensation and other liabilities	9,318	3,072
Deferred income taxes	6,944	7,058
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 43,050,277 shares issued at December 31, 2003 and 41,518,667 shares issued at December 31, 2002	431	415
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 6,942,834 shares issued at December 31, 2003 and 7,561,185 shares issued at December 31, 2002	69	76
Additional paid-in capital	175,629	142,883
Deferred compensation	(8,209)	(3,078)
Retained earnings	723,705	605,826
Accumulated other comprehensive income/(loss)	1,306	(9,837)
Treasury stock at cost; 14,972,185 Class A shares at December 31, 2003 and 12,773,521 Class A shares at December 31, 2002	(464,468)	(363,500)

Total stockholders' equity	428,463	372,785

Total liabilities and stockholders' equity	$641,716	$538,671

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2003, 2002 and 2001
 (Amounts in Thousands, Except Per Share Data)

	2003	2002	2001
Revenue	$1,342,123	$1,190,896	$1,183,623
Cost of goods sold	717,666	672,610	662,848

Gross profit	624,457	518,286	520,775

Operating expense
Selling	356,447	306,962	291,953
General and administrative	83,708	72,499	64,644
Amortization of goodwill	—	—	1,085

Total operating expense	440,155	379,461	357,682

Operating income	184,302	138,825	163,093

Other expense/(income)
Interest expense	1,039	884	1,560
Other, net	506	(828)	(196)

Total other expense	1,545	56	1,364

Income before provision for income taxes	182,757	138,769	161,729
Provision for income taxes	64,878	48,569	54,988

Income before cumulative effect of change in accounting principle	$117,879	$90,200	$106,741
Cumulative effect of change in accounting principle	—	4,913	—

Net income	$117,879	$95,113	$106,741

Earnings per share before cumulative effect of change in accounting principle
Basic	$3.32	$2.42	$2.73
Diluted	$3.23	$2.36	$2.65

Earnings per share – Net income
Basic	$3.32	$2.55	$2.73
Diluted	$3.23	$2.49	$2.65

Weighted-average shares outstanding
Basic	35,498	37,308	39,043
Diluted	36,475	38,142	40,247

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2003, 2002 and 2001
 (Dollars in Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Comprehensive Income	Total Stockholders' Equity
Balance, January 1, 2001	$398	$79	$109,756	$(4,373)	$403,972	$(7,292)	$(185,789)		$316,751

Issuance/conversion of shares of common stock	7	—	8,222	—	—	—	1,152		9,381
Amortization of deferred compensation	—	—	—	822	—	—	—		822
Reduction in loan on restricted stock	—	—	—	325	—	—	—		325
Repurchase of common stock	—	—	—	—	—	—	(80,372)		(80,372)
Tax benefit from stock option plans	—	—	7,670	—	—	—	—		7,670
Comprehensive income:
Net income	—	—	—	—	106,741	—	—	$106,741	106,741
Translation adjustment	—	—	—	—	—	(3,924)	—	(3,924)	(3,924)
Derivative transition adjustment	—	—	—	—	—	577	—	577	577
Change in fair value of derivatives, net of taxes	—	—	—	—	—	1,267	—	1,267	1,267

Comprehensive income	—	—	—	—	—	—	—	$104,661	—

Balance, December 31, 2001	405	79	125,648	(3,226)	510,713	(9,372)	(265,009)		359,238

Issuance/conversion of shares of common stock	10	(3)	11,024	(1,428)	—	—	2,683		12,286
Amortization of deferred compensation	—	—	—	1,314	—	—	—		1,314
Reduction in loan on restricted stock	—	—	—	262	—	—	—		262
Repurchase of common stock	—	—	—	—	—	—	(101,174)		(101,174)
Tax benefit from stock option plans	—	—	6,211	—	—	—	—		6,211
Comprehensive income:
Net income	—	—	—	—	95,113	—	—	$95,113	95,113
Translation adjustment	—	—	—	—	—	9,013	—	9,013	9,013
Change in fair value of derivatives, net of taxes	—	—	—	—	—	(9,478)	—	(9,478)	(9,478)

Comprehensive income	—	—	—	—	—	—	—	$94,648	—

Balance, December 31, 2002	415	76	142,883	(3,078)	605,826	(9,837)	(363,500)		372,785

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2003, 2002 and 2001 (Continued)
 (Dollars in Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2002	415	76	142,883	(3,078)	605,826	(9,837)	(363,500)		372,785

Issuance/conversion of shares of common stock	16	(7)	23,105	(6,942)	—	—	2,839		19,011
Amortization of deferred compensation	—	—	—	1,811	—	—	—		1,811
Repurchase of common stock	—	—	—	—	—	—	(103,807)		(103,807)
Tax benefit from stock option plans	—	—	9,641	—	—	—	—		9,641
Comprehensive income:
Net income	—	—	—	—	117,879	—	—	$117,879	117,879
Translation adjustment	—	—	—	—	—	13,304	—	13,304	13,304
Change in fair value of derivatives, net of taxes	—	—	—	—	—	(2,161)	—	(2,161)	(2,161)

Comprehensive income	—	—	—	—	—	—	—	$129,022	—

Balance, December 31, 2003	$431	$69	$175,629	$(8,209)	$723,705	$1,306	$(464,468)		$428,463

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001
 (Dollars in Thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$117,879	$95,113	$106,741
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,346)	(954)	(5,104)
Depreciation and amortization	23,644	22,503	22,107
Loss on disposal of property, plant and equipment	1,637	1,836	664
Cumulative effect of change in accounting principle	—	(4,913)	—
Tax benefit from stock option plans	9,641	6,211	7,670
Increase/(decrease) in cash from changes in working capital:
Capital items, net of effects of business acquisition and disposition:
Accounts receivable	15,933	7,150	(29,574)
Inventory	4,798	6,313	3,772
Prepaid expense	(2,672)	(3,279)	(3,706)
Accounts payable	(325)	(11,088)	(7,264)
Accrued expense	22,746	20,548	(8,919)
Income taxes	7,097	(1,546)	2,496

Net cash provided by operating activities	199,032	137,894	88,883

Cash flows from investing activities:
Additions to property, plant and equipment	(24,855)	(17,930)	(22,428)
Other, net	4,393	291	(2,174)

Net cash used by investing activities	(20,462)	(17,639)	(24,602)

Cash flows from financing activities:
Establishment of new revolving credit facility	—	—	(919)
Common stock repurchases	(103,807)	(101,174)	(80,372)
Issuance of common stock	19,011	12,478	9,381

Net cash used by financing activities	(84,796)	(88,696)	(71,910)

Effect of exchange rate changes on cash	6,834	3,978	(1,565)

Net increase/(decrease) in cash and equivalents	100,608	35,537	(9,194)
Cash and equivalents at beginning of year	141,195	105,658	114,852

Cash and equivalents at end of year	$241,803	$141,195	$105,658

Supplemental disclosures of cash flow information:
Interest paid	$854	$567	$1,272
Income taxes paid	49,236	44,512	50,435

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

1. Summary of Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of The Timberland Company and its subsidiaries ("we", "our", "us", "Timberland" or the "Company"). All material intercompany transactions have been eliminated in consolidation.

Nature of Operations

        We design, develop, engineer, market and distribute premium-quality footwear, apparel and accessories products for men, women and children. Our products are sold primarily through independent retailers, better grade department stores, outdoor specialty stores, national athletic accounts, and general sporting goods retailers and other national accounts. In addition, our products are sold in Timberland® specialty stores, Timberland® factory outlet stores, on timberland.com and through franchisees in Europe. Our products are sold throughout the U.S., Canada, Europe, Asia, Latin America and the Middle East.

        Our footwear, apparel and accessories products are marketed in highly competitive environments that are subject to change in consumer preferences. Footwear accounted for approximately 77% of our revenue in 2003. Geographically, approximately 62% of our revenue is from our domestic businesses. From a channel perspective, approximately 75% of our revenue is from our wholesale business.

        We manage our business in three major segments, each segment sharing similar product, distribution, marketing and economic conditions: U.S. Wholesale, U.S. Consumer Direct and International. We source approximately 90% of our footwear products from unrelated manufacturing vendors. The remainder are produced in our manufacturing facilities in Puerto Rico and the Dominican Republic. All of our apparel and accessories products are sourced from unrelated manufacturing vendors.

Revenue Recognition

        Our revenue consists of sales to wholesale customers, retail store revenues, license fees, and royalties. We record wholesale revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of sale and the agreement with the customer. Retail store revenues are recorded at the time of the sale. License fees and royalties are recognized as earned per the terms of our licensing agreements.

        In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, we have recorded reimbursement of shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs included in selling expense were $15,300, $13,400 and $12,300 for 2003, 2002 and 2001, respectively.

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate potential losses primarily based on our historical rate of credit losses and our knowledge of the financial condition of our customers.

Inventory

        Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the actual market value differs from the carrying value of our inventory, we make an adjustment to reduce the value of our inventory.

Translation of Foreign Currencies

        All of our subsidiaries have adopted their local currencies as their functional currencies. We translate financial statements denominated in foreign currencies by translating balance sheet accounts at the end of period exchange rates and statement of income accounts at the average exchange rates for the period. Translation gains and losses are recorded in stockholders' equity and reflected in other comprehensive income/(loss). Realized gains and losses are reflected in net income.

Derivatives

        We are exposed to foreign exchange risk when we purchase and sell goods in local currencies. It is our policy to hedge a portion of this risk through forward sales of foreign currencies, thereby locking in the future exchange rates. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. We use our operating budget and periodic forecasts to estimate our economic exposure and to determine our hedging commitments, and the timing of those commitments.

        Derivatives are recognized at fair value and included in either "Derivative liabilities" or "Derivative assets" on our balance sheet. Derivatives that are not designated as hedges are adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset by the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income/(loss) until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative's change in fair value is immediately recognized in earnings.

Income Taxes

        Income taxes are determined based on the income reported on our financial statements, regardless of when such taxes are payable. Tax assets and liabilities are adjusted to reflect the changes in U.S. and applicable foreign income tax laws when enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not to occur.

Cash and Equivalents

        Cash and equivalents consist of short-term, highly liquid investments that have original maturities to the Company of three months or less.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets or over the terms of the related leases, if such periods are shorter. The principal estimated useful lives are: building and improvements, 4 to 20 years; machinery and equipment, 3 to 12 years; lasts, patterns and dies, 3 years.

Excess of Fair Value of Acquired Assets Over Cost

        In the second quarter of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." We adopted this standard effective January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and requires that any excess of fair value of net assets over cost be recognized as income upon adoption. Accordingly, in the first quarter of 2002, we recognized a cumulative effect of a change in accounting principle after-tax gain of $4,913 ($0.13 per share diluted and basic) for the unamortized balance of the excess of fair value of net assets over cost as of December 31, 2001.

Goodwill

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 requires the cessation of goodwill amortization and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. We performed our annual impairment test and, at June 27, 2003 determined that no impairment of reported goodwill had occurred (see Note 3).

Accrued Insurance Costs

        We are self-insured for workers' compensation, healthcare and short-term disability up to certain specified limits. Expenses associated with such self-insurance programs are accrued based upon estimates of the amounts required to cover incurred incidents.

Accounting for Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make assumptions that affect the estimates reported in these consolidated financial statements. Actual results may differ from these estimates. Some of the more important assumptions and estimates made by us are for sales returns and allowances, allowance for doubtful accounts receivable, realizable value of inventory, contingent liabilities, impairment of long-lived assets and goodwill, realizable value of deferred tax assets and our annual effective tax rate.

Earnings Per Share

        Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS reflects the potential dilution that would occur if securities such as stock options were exercised. Dilutive securities (see Note 19) included in the calculation of diluted weighted-average shares were 977,558 in 2003, 833,585 in 2002 and 1,203,996 in 2001. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 566,014 in 2003, 764,649 in 2002 and 693,580 in 2001.

Long-lived Assets

        We periodically evaluate the carrying values and estimated useful lives of our long-lived assets, primarily property, plant and equipment and intangible assets. When factors indicate that such assets should be evaluated for possible impairment, we use estimates of future operating results and cash flows to determine whether the assets are recoverable. We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002.

Stock-based Compensation

        We apply APB Opinion No. 25 and related interpretations in accounting for our stock plans. We follow SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123" for disclosure purposes. SFAS No. 148, issued in December 2002, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in the annual and interim financial statements regarding the accounting method for stock-based employee compensation and the effect of the method used on reported results.

        In our consolidated financial statements, no compensation cost has been recognized for stock option grants issued under any of our stock option plans. Had compensation cost for stock option grants issued been determined under the fair value method of SFAS No. 123, our net income and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been:

	2003	2002	2001
After cumulative effect of change in accounting principle:
Net income, as reported	$117,879	$95,113	$106,741
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	1,168	855	542
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	8,823	10,501	10,065

Pro forma net income	$110,224	$85,467	$97,218

Basic earnings per share, as reported	$3.32	$2.55	$2.73
Pro forma basic earnings per share	$3.11	$2.29	$2.49
Diluted earnings per share, as reported	$3.23	$2.49	$2.65
Pro forma diluted earnings per share	$3.02	$2.24	$2.42

        The fair value of each stock option granted in 2003, 2002 and 2001 under our plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under the plans in 2003, 2002 and 2001, respectively: expected volatility of 40.8%, 48.3% and 54.8%; risk-free interest rates of 1.7%, 2.9% and 4.3%; expected lives of 4.7, 4.6 and 4.7 years; and no dividend payments. The weighted-average fair values per share of stock options granted, exercise price equals market value, during 2003, 2002 and 2001 were $15.14, $15.53 and $26.24, respectively.

Comprehensive Income

        Comprehensive income is the combination of reported net income and other comprehensive income/(loss), which is comprised of foreign currency translation adjustments and changes in the fair value of derivatives.

Contingencies

        In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.

New Accounting Pronouncements

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. We have not identified any matters in the statement that would materially impact our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity instruments. Implementation of this statement had no material effect on the company's financial statements.

        In January 2003 and December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation for Variable Interest Entities (FIN 46) and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003, of which Timberland had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46-R is not expected to have a material impact on our financial position, results of operations or cash flows.

2. Derivatives

        We have adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of SFAS No. 133". These statements require us to recognize all derivatives on our balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset by the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income/(loss) until the hedged item is recognized in earnings. We measure hedge effectiveness based on changes in the fair value of those contracts and underlying exposures attributable to changes in the forward exchange rate. Changes in the expected future cash flows of the forecasted hedged transaction and changes in the fair value of the forward contract are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date. The ineffective portion, if any, of a derivative's change in fair value will be immediately recognized in earnings. Our hedges are considered highly effective under SFAS No. 133 since the gains/(losses) on the hedges offset the gains/(losses) on the designated economic exposures. The application of SFAS No. 133 resulted in an increase in other comprehensive income/(loss) in 2001 of $1,844, which is net of taxes of $1,203.

        In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as we purchase and sell goods in local currencies. We have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these exposures. We use derivative instruments, primarily forward contracts, to hedge a portion of our forecasted foreign currency transactions, typically for a period not greater than 24 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of December 31, 2003, we had forward contracts maturing at various dates through January 2005 to sell the equivalent of approximately $189,729 in foreign currencies at contracted rates and to buy the equivalent of approximately $23,078 in foreign currencies at contracted rates. As of December 31, 2002, we had forward contracts maturing at various dates through 2004 to sell the equivalent of approximately $159,300 in foreign currencies at contracted rates and to buy the equivalent of approximately $7,000 in foreign currencies at contracted rates. The increase in the value of the contracts held at December 31, 2003, compared with December 31, 2002, is primarily the result of depreciation of the U.S. Dollar in relation to the Euro, Pound Sterling and the Japanese Yen during 2003. Other factors include growth in our international business, as well our election to having hedged a greater portion of our forecasted 2004 foreign currency exposure at December 31, 2003 than the portion of our forecasted 2003 exposure that was hedged at December 31, 2002, as determined in accordance with our hedging policy.

        Forward contracts related to forecasted economic exposure are designated as cash flow hedges at acquisition with the changes in the fair value of those contracts recorded as a component of other comprehensive income/(loss) and subsequently recognized in cost of goods sold in the period in which the hedged forecasted economic exposure takes place. We also hedge the foreign currency exchange risk on existing intercompany assets and liabilities using forward contracts. Gains and losses related to forward contracts hedging foreign currency exchange risk on intercompany asset and liability balances are reflected in earnings immediately and largely offset the remeasurement of those assets and liabilities.

        On December 31, 2003, we had $16,058 in derivative liabilities on our balance sheet. On December 31, 2002, we had $12,514 in derivative liabilities on our balance sheet. Those amounts reflect the fair value of our foreign exchange contracts, which hedge forecasted future economic exposure, as measured in accordance with SFAS No. 133. The fair value of the contracts is a liability when our contract rates are below current forward foreign exchange rates and is an asset when our contract rates are above current forward foreign exchange rates. The offset to those liabilities and assets is in other comprehensive income/(loss) and is discussed in Note 14 to the Company's consolidated financial statements.

        For the periods ended December 31, 2003, 2002 and 2001, we recorded, in our income statement, after tax hedging (losses)/gains of $(19,041), $(7,110) and $5,594, respectively. For the periods ended December 31, 2003, 2002 and 2001, the after tax hedging (losses)/gains reclassified to earnings were $(17,595), $(6,763), and $6,217 respectively. We estimate that the $16,058 in derivative liabilities on our balance sheet as of December 31, 2003 will be reclassified to earnings in 2004.

3. Goodwill and Other Intangible Assets

        We adopted SFAS No. 142 effective January 1, 2002. Since the adoption of this statement, goodwill has not been amortized. Additionally, we have completed both our transitional and annual impairment tests and have determined that no impairment of goodwill has occurred.

        Had goodwill not been amortized in 2001, our net income, diluted earnings per share and basic earnings per share (after the cumulative effect of a change in accounting principle) for the year ended December 31, 2001 would have been $107,457, $2.67 and $2.75. There were no changes in the carrying amount of goodwill for the years ended December 31, 2003 and December 31, 2002, compared with December 31, 2001. At both December 31, 2003 and December 31, 2002, accumulated amortization of the excess of goodwill amounted to $17,612.

        Information regarding our other intangible assets follows:

	2003			2002
December 31,	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Trademarks and related expenses	$8,283	$(4,476)	$3,807	$7,537	$(3,805)	$3,732

        Amortization expense for 2003, 2002 and 2001 was $1,414, $1,278 and $1,128, respectively. The estimated amortization for existing intangible assets as of December 31, 2003, for each of the five succeeding fiscal years is as follows: 2004: $1,339; 2005: $1,083; 2006: $783; 2007: $453; 2008: $149. The amortization period for trademarks and related expenses is five years.

4. Deferred Compensation Plan

        On January 1, 2001, we established an irrevocable grantor's trust to hold assets to cover benefit obligations under the Company's Deferred Compensation Plan (the "Plan"). Our obligations under the Plan consist of our unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, (ii) additional amounts, if any, that we may, from time to time, credit to the Plan, and (iii) notional earnings on the foregoing amounts. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. The Plan assets and our liability for those assets reside in long-term "Other assets, net" and "Deferred compensation," respectively, on our consolidated balance sheets. The securities that comprise the Plan assets are designated as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

5. Notes Payable

        On May 3, 2001, we entered into a new, unsecured committed revolving credit agreement (the "Agreement") with a group of banks, effective until May 3, 2004. It is our intent to enter into a new agreement at or before that time. The current Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 1.0% at December 31, 2003), plus an applicable margin based on a fixed-charge coverage grid of between 47.5 and 95 basis points that is adjusted quarterly. As of December 31, 2003, the applicable margin under the facility was 75 basis points. We will pay a commitment fee of 15 to 30 basis points per annum based on a fixed-charge coverage grid that is adjusted quarterly on the full commitment. As of December 31, 2003, the fee was 25 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contains certain other financial and operating covenants. The primary financial covenants relate to maintaining minimum fixed charge coverage of 3:1 and leverage ratios of 1.5:1 and a maximum consolidated total funded debt percentage of 40%-50%, depending upon the fiscal quarter. The primary non-financial covenants place certain limitations on additional debt, stock repurchases, acquisitions and the amount of dividends we may pay. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

        Additionally, we have uncommitted lines of credit available from certain banks totaling $30,000 at December 31, 2003. Borrowings under these lines are at prevailing money market rates (1.6% at December 31, 2003). These arrangements may be terminated at any time at the option of the banks or the Company.

        As of December 31, 2003, 2002 and 2001, we had letters of credit for the purchase of inventory outstanding of $27,000, $23,000 and $39,000, respectively. All were issued for the purchase of inventory.

6. Financial Instruments and Concentration of Credit Risk

        The following table illustrates the U.S. dollar equivalent of foreign exchange contracts at December 31, 2003 and 2002 along with maturity dates, net unrealized gain/(loss) and net unrealized gain/(loss) deferred. Unrealized gains or losses are determined based on the difference between the settlement and year-end foreign exchange rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount (U.S. $ Equivalent)	Maturity Date	Unrealized Gross Gain	Unrealized Gross (Loss)	Net Unrealized Gain/(Loss)	Net Unrealized Loss Deferred
December 31, 2003
Pounds Sterling	$3,875	2004	$—	$(2,090)	$(2,090)	$(2,018)
Pounds Sterling	10,213	2005	—	(951)	(951)	(951)
Euro	99,409	2004	37	(9,378)	(9,341)	(9,378)
Euro	20,426	2005	—	(2,047)	(2,047)	(2,047)
Japanese Yen	17,528	2004	568	(1,912)	(1,344)	(1,048)
Japanese Yen	8,226	2005	—	(616)	(616)	(616)
Canadian Dollar	6,975	2004	59	—	59	—

Total	$166,652		$664	$(16,994)	$(16,330)	$(16,058)

December 31, 2002
Pounds Sterling	$10,250	2003	$—	$(1,213)	$(1,213)	$(1,212)
Pounds Sterling	3,259	2004	—	(181)	(181)	(181)
Euro	101,507	2003	—	(9,584)	(9,584)	(9,576)
Euro	16,387	2004	—	(1,131)	(1,131)	(1,131)
Japanese Yen	14,944	2003	16	(403)	(387)	(388)
Japanese Yen	5,931	2004	87	(337)	(250)	(26)

Total	$152,278		$103	$(12,849)	$(12,746)	$(12,514)

        Financial instruments which potentially subject us to concentrations of credit risk consist principally of temporary cash investments and trade receivables. We place our temporary cash investments with high credit quality financial institutions, thereby minimizing exposure to concentrations of credit risk. Credit risk with respect to trade receivables is limited, due to the large number of customers included in our customer base. We had an allowance for doubtful accounts receivable of $7,704 and $7,487 at December 31, 2003 and 2002, respectively.

7. Fair Value of Financial Instruments

        The estimated fair values of Timberland's financial instruments are as follows:

	2003		2002
December 31,	Carrying or Contract Amount	Fair Value	Carrying or Contract Amount	Fair Value
Cash and equivalents[1]	$241,803	$241,803	$141,195	$141,195
Foreign currency contracts[2]	$166,652	$182,982	$152,278	$165,024

1
The carrying amounts of cash and equivalents approximate their fair values.

2
The fair value of foreign currency contracts is estimated by obtaining the appropriate year-end rates as of December 31, 2003 and 2002.

8. Inventory

        Inventory consists of the following:

December 31,	2003	2002
Materials	$2,333	$2,065
Work-in-process	1,918	1,745
Finished goods	115,330	118,607

Total	$119,581	$122,417

9. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

December 31,	2003	2002
Land and improvements	$501	$501
Building and improvements	45,135	44,100
Machinery and equipment	130,426	111,501
Lasts, patterns and dies	20,676	20,313

Total cost	196,738	176,415
Less: accumulated depreciation	(120,378)	(103,045)

Net property, plant and equipment	$76,360	$73,370

        Depreciation expense was $20,107, $19,564 and $18,819 for the three years ended December 31, 2003, 2002 and 2001, respectively.

10. Income Taxes

        The components of the provision for income taxes are as follows:

	2003		2002		2001
December 31,
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$48,807	$(1,192)	$36,240	$(1,254)	$45,397	$(4,384)
State	8,841	(154)	7,159	300	9,702	(720)
Puerto Rico	390	—	420	—	498	—
Foreign	8,186	—	5,704	—	4,495	—

Total	$66,224	$(1,346)	$49,523	$(954)	$60,092	$(5,104)

        The provision for income taxes differs from the amount computed using the statutory federal income tax rate of 35% due to the following:

Federal income tax at statutory rate	63,965	35.0%	$48,569	35.0%	$56,605	35.0%
Federal tax exempt operations in Puerto Rico	(3,604)	(2.0)	(3,734)	(2.7)	(5,506)	(3.4)
State taxes, net of applicable federal benefit	5,647	3.1	4,848	3.5	6,477	4.0
Other, net	(1,130)	(0.6)	(1,114)	(0.8)	(2,588)	(1.6)

Total	$64,878	35.5%	$48,569	35.0%	$54,988	34.0%

        The tax effects of temporary differences and carry-forwards that give rise to significant portions of prepaid tax assets and deferred tax liabilities consist of the following:

	2003		2002
December 31,
	Assets	Liabilities	Assets	Liabilities
Current:
Inventory	$3,347	$—	$4,124	$—
Receivable allowances	12,145	—	12,334	—
Employee benefits accruals	2,706	—	1,547	—
Forward currency contracts	6,263	—	4,880	—
Other	2,721	—	1,683	—

Total current	$27,182	$—	$24,568	$—

Non-current:
Accelerated depreciation and amortization	$3,844	$—	$4,531	$—
Puerto Rico tollgate taxes	—	(2,470)	—	(2,470)
Undistributed foreign earnings	—	(10,538)	—	(10,169)
Deferred compensation	2,099	—	1,198	—
Other	121	—	—	(148)
Net operating loss carry-forwards	129	—	141	—
Less-valuation allowance	(129)	—	(141)	—

Total non-current	$6,064	$(13,008)	$5,729	$(12,787)

        Our consolidated income before taxes included earnings from our subsidiary in Puerto Rico, which are substantially exempt from Puerto Rico income tax under an exemption which expires in 2012 and federal income taxes under an exemption which became limited after 2001 and is scheduled to expire after 2005. Deferred tollgate taxes have been provided on all of the accumulated earnings of the subsidiary in Puerto Rico which are subject to tollgate tax. Deferred income taxes are also provided on the undistributed earnings of our foreign subsidiaries.

11. Accrued Expenses

        Other accrued expenses consists of the following:

December 31,	2003	2002
Freight, duties and taxes	$16,905	$12,041
Professional services and corporate expenses	13,967	11,850
Marketing related expenses	10,122	9,930
Foreign exchange contracts closed	9,474	4,921
Rent	3,537	3,236
Other accrued expenses	6,574	7,572

Total	$60,579	$49,551

12. Lease Commitments

        We lease our corporate headquarters facility, manufacturing facilities, retail stores, showrooms, two distribution facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2019. The approximate minimum rental commitments under all non-cancelable leases as of December 31, 2003 are as follows:

2004	$35,967
2005	29,396
2006	24,202
2007	19,825
2008	17,769
Thereafter	42,231

Total	$169,390

        Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require us to pay real estate taxes, maintenance and other expenses. The aggregate base rent obligation for a lease is expensed on a straight-line basis over the term of the lease. Base rent expense for all operating leases was $35,589, $31,877 and $30,784 for the years ended December 31, 2003, 2002 and 2001, respectively. Percentage rent, based on sales levels, for the years ended December 31, 2003, 2002 and 2001 was $7,345, $5,314 and $7,438, respectively.

13. Business Segments and Geographic Information

        We manage our business in three reportable segments, each segment sharing similar product, distribution, marketing and economic conditions. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International. The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States and worldwide product development for footwear and apparel and accessories. This segment also includes royalties from licensed products sold in the United States and the management costs and expenses associated with our worldwide licensing efforts. The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States and our e-commerce business, which began operations in 2001. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels to sell footwear and apparel and accessories), independent distributors and licensees.

        The Unallocated Corporate component of segment reporting consists primarily of the corporate finance, legal, information services and administrative expenses, United States distribution expenses, a majority of United States marketing expenses and other costs incurred in support of company-wide activities. Unallocated Corporate also includes other expense/(income), which is primarily interest expense, interest income and other miscellaneous expense/(income). Such expenses are not allocated among the reported business segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performances based on operating contribution, which represents pretax income before unallocated corporate expenses, interest and other expenses, net, and on operating cash flow measurements. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, manufacturing/sourcing assets, computers and related equipment, and United States transportation and distribution equipment.

	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
2003
Revenue	$625,843	$200,003	$516,277	$—	$1,342,123
Depreciation and amortization	888	2,456	5,393	14,907	23,644
Operating income/(loss)	196,520	30,013	80,504	(122,735)	184,302
Interest expense	—	—	—	1,039	1,039
Other, net	—	—	—	506	506

Income/(loss) before income taxes	196,520	30,013	80,504	(124,280)	182,757

Total assets	123,421	26,582	198,464	293,249	641,716
Goodwill	6,804	794	6,565	—	14,163
Expenditures for capital additions	662	1,828	8,958	13,407	24,855
2002
Revenue	$595,240	$190,434	$405,222	$—	$1,190,896
Depreciation and amortization	764	2,680	4,506	14,553	22,503
Operating income/(loss)	177,957	27,213	63,257	(129,602)	138,825
Interest expense	—	—	—	884	884
Other, net	—	—	—	(828)	(828)

Income/(loss) before income taxes	177,957	27,213	63,257	(129,658)	138,769

Total assets	157,089	28,064	152,691	200,827	538,671
Goodwill	6,804	794	6,565	—	14,163
Expenditures for capital additions	188	2,339	5,555	9,848	17,930
2001
Revenue	$630,603	$203,578	$349,442	$—	$1,183,623
Depreciation and amortization	579	2,684	4,371	14,473	22,107
Operating income/(loss)	200,161	25,157	50,167	(112,392)	163,093
Interest expense	—	—	—	1,560	1,560
Other, net	—	—	—	(196)	(196)

Income/(loss) before income taxes	200,161	25,157	50,167	(113,756)	161,729

Total assets	176,924	26,769	141,135	159,784	504,612
Goodwill	6,804	794	6,565	—	14,163
Expenditures for capital additions	378	3,362	6,099	12,589	22,428

        The following summarizes our operations in different geographic areas for the years ended December 31, 2003, 2002 and 2001, respectively:

	United States	Europe	Asia	Other Foreign	Consolidated
2003
Revenue	$825,846	$402,252	$99,178	$14,847	$1,342,123
Long-lived assets	74,248	17,934	4,483	5,491	102,156

2002
Revenue	$785,675	$317,402	$81,049	$6,770	$1,190,896
Long-lived assets	72,787	14,245	4,375	5,481	96,888

2001
Revenue	$834,181	$264,445	$77,714	$7,283	$1,183,623
Long-lived assets	74,943	14,366	3,226	6,534	99,069

        The U.S. Wholesale and U.S. Consumer Direct segments and Unallocated Corporate comprise the United States geographic area. The International segment is divided into three geographic areas, Europe, Asia and Other Foreign. Other Foreign assets consist primarily of the Company's owned manufacturing facilities in the Caribbean and assets related to our sourcing operations.

14. Accumulated Other Comprehensive Income/(Loss)

        The components of accumulated other comprehensive income/(loss) as of December 31, 2003, 2002 and 2001 were:

	2003	2002	2001
Cumulative translation adjustment	$11,101	$(2,203)	$(11,216)
Fair value of derivatives, net of taxes	(9,795)	(7,634)	1,844

Total	$1,306	$(9,837)	$(9,372)

15. Stockholders' Equity

        Our Class A Common Stock and Class B Common Stock are identical in all respects, except that shares of Class A Common Stock carry one vote per share, while shares of Class B Common Stock carry ten votes per share. In addition, holders of Class A Common Stock have the right, voting separately as a class, to elect 25% of the directors of the Company, and vote together with the holders of Class B Common Stock for the remaining directors. In 2003 and 2002, 618,351 and 350,000 shares of Class B Common Stock were converted to Class A Common Stock, respectively.

        On October 18, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our Class A Common Stock. As of December 31, 2000, we had repurchased 318,300 shares under that authorization. During 2001 and 2002, we repurchased 1,958,500 and 1,723,200 shares under that authorization, respectively.

        On May 16, 2002, the Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. During 2002 and 2003, we had repurchased 1,082,300 and 2,291,468 shares under that authorization, respectively. On September 23, 2003, the Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. We may use repurchased shares to offset shares that may be issued under our stock-based employee incentive plans, or for other purposes. We may use Rule 10b5-1 plans to facilitate share repurchases. At December 31, 2003 authorization for 626,232 share repurchases remains under the 2002 Board action and authorization for 4,000,000 share repurchases remains under the 2003 Board action.

16. Stock and Employee Benefit Plans

        Under our 1997 Incentive Plan, as amended (the "1997 Plan"), 8,000,000 shares of Class A Common Stock have been reserved for issuance (in May of 2003, our shareholders approved a proposal to amend our 1997 Plan, to increase the number of shares reserved for issuance from 6,000,000 to 8,000,000). In addition to stock options, any of the following incentives may be awarded to participants under the 1997 Plan: stock appreciation rights ("SAR"), restricted stock, unrestricted stock, awards entitling the recipient to delivery in the future of Class A Common Stock or other securities, securities which are convertible into, or exchangeable for, shares of Class A Common Stock and cash bonuses. The option price per share and vesting periods of stock options are determined by the Management Development and Compensation Committee of the Board of Directors. Outstanding stock options granted under the 1997 Plan have been granted at fair market value and become exercisable either in equal installments over four years, beginning one year after the grant date, or become exercisable two years after grant date. All options expire ten years after the grant date.

        Under our 2001 Stock Option Plan for Non-Employee Directors (the "2001 Plan"), we have reserved 200,000 shares of Class A Common Stock for the granting of stock options to eligible non-employee directors of the Company. Under the terms of the 2001 Plan, stock option grants are awarded on a predetermined formula basis. Unless terminated by our Board of Directors, the 2001 Plan will be in effect until all shares available for issuance have been issued, pursuant to the exercise of all options granted. The exercise price of options granted under the 2001 Plan is the fair market value of the stock on the date of the grant. Stock options granted under the 2001 Plan become exercisable in equal installments over four years, beginning one year after the grant date, and expire ten years after the date of grant.

        Options to purchase an aggregate of 1,591,698, 1,647,976 and 1,525,265 shares were exercisable under all option arrangements at December 31, 2003, 2002 and 2001, respectively. Under the existing stock option plans, there were 2,163,312 and 797,340 shares available for future grants at December 31, 2003 and 2002, respectively.

        The following summarizes transactions under all stock option arrangements for the years ended December 31, 2003, 2002 and 2001:

	Number of Shares	Range of Exercise Prices	Weighted-Average Exercise Price
January 1, 2001	3,724,936	$1.60 – 57.81	$17.34
Granted	739,330	26.84 – 57.00	52.91
Exercised	(601,058)	3.34 – 24.63	13.12
Canceled	(147,050)	5.13 – 57.81	26.73

December 31, 2001	3,716,158	3.34 – 57.81	24.77
Granted	1,272,579	28.25 – 45.60	36.15
Exercised	(743,166)	3.82 – 34.94	14.55
Canceled	(225,435)	15.19 – 57.00	39.82

December 31, 2002	4,020,136	3.82 – 57.00	29.42
Granted	1,031,920	31.81 – 58.19	41.75
Exercised	(918,709)	4.34 – 48.43	19.02
Canceled	(453,716)	5.13 – 57.00	40.32

December 31, 2003	3,679,631	$4.34 – 58.19	$34.13

        The following summarizes information about all stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 4.34 – 10.16	80,834	2.22	Years	$6.59	80,834	$6.59
10.53 – 15.19	376,600	5.04		14.94	376,600	14.94
16.00 – 22.63	492,200	4.97		19.78	413,575	19.24
22.75 – 34.94	427,571	6.60		27.76	292,994	26.93
35.05 – 35.48	655,459	8.16		35.48	132,834	35.48
35.61 – 38.20	163,625	8.56		36.46	34,694	36.24
38.24 – 38.97	651,735	9.16		38.95	1,999	38.58
39.00 – 50.99	386,050	9.02		46.75	47,926	44.64
51.22 – 54.44	57,800	8.78		53.19	14,686	54.40
57.00 – 58.19	387,757	7.17		57.00	195,556	57.00

$ 4.34 – 58.19	3,679,631	7.29		$34.13	1,591,698	$26.47

        Pursuant to the terms of our 1991 Employee Stock Purchase Plan, as amended (the "ESP Plan"), we are authorized to issue up to an aggregate of 1,200,000 shares of our Class A Common Stock to eligible employees electing to participate in the ESP Plan. Eligible employees may contribute, through payroll withholdings, from 2% to 10% of their regular base compensation during six-month participation periods beginning January 1 and July 1 of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Class A Common Stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower. Employee purchases amounted to 45,804 shares in 2003, 51,826 shares in 2002 and 44,692 shares in 2001 at prices ranging from $30.09 to $44.26 per share. At December 31, 2003, a total of 236,906 shares were available for future purchases. The weighted-average fair values of those purchase rights granted in 2003, 2002 and 2001 were $10.00, $8.73 and $13.53, respectively.

        In July 2003, our Board of Directors approved performance based programs for future awards of restricted share grants of up to 97,500 shares of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. The award of these restricted share grants was based on the achievement of specified performance targets for the period July 1, 2003 through December 31, 2003. Based upon the achievement of certain performance targets, grants of 93,138 shares were made in the first quarter of 2004. We accounted for these restricted share grants under the provisions of Accounting Principles Board ("APB") No. 25 and recorded deferred compensation on our balance sheet based upon our achievement of the aforementioned performance targets and the market value per share of our stock on December 31, 2003.

        In March 2003, we issued 55,000 restricted shares of Class A Common Stock under our 1997 Incentive Plan, as amended. These shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. These restrictions lapsed immediately on one-third of the shares and lapse equally over the next two years for the remaining two-thirds of the shares. Upon issuance of this stock, based upon the market value of the shares at the date of the grant, compensation expense was recognized for the unrestricted shares and unearned compensation was charged to stockholders' equity for the restricted shares. The weighted-average fair value of these issuances was $38.19 per share.

        In the second quarter of 2000, we made a loan to an officer of the Company of approximately $1,100 securitized by a restricted stock issuance in December 1999. That amount is included in deferred compensation in the consolidated balance sheets and resulted in the revaluation of unearned compensation. The unearned compensation, excluding the loan, is being amortized to expense over the five-year vesting period. In the first quarters of 2001 and 2002, the Board of Directors forgave $325 and $262 of principal payments on the loan, respectively. As of December 31, 2003, we have a loan receivable of $524 due for payment in the fourth quarter of 2004. The loan receivable of $524 is due for payment in the fourth quarter of 2004.

        We maintain a contributory 401(k) Retirement Earnings Plan (the "401(k) Plan") for eligible salaried and hourly employees who are at least 18 years of age. Under the provisions of the 401(k) Plan, employees may contribute between 2% and 16% of their base salary up to certain limits. The 401(k) Plan provides for the Company matching contributions not to exceed 3% of the employee's compensation or, if less, 50% of the employee's contribution. Vesting of our contribution begins at 25% after one year of service and increases by 25% each year until full vesting occurs. We maintain two contributory 165(e) Retirement Earnings Plans (the "165(e) Plans") for eligible salaried and hourly employees of our manufacturing facilities and a non-contributory profit sharing plan for eligible hourly employees not covered by the 401(k) or 165(e) Plans. Our contribution expense under all retirement plans was $1,666 in 2003, $1,552 in 2002 and $1,403 in 2001.

17. Litigation

        We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

18. Quarterly Results of Operations (Unaudited)

        The following is a tabulation of the quarterly results of operations for the years ended December 31, 2003 and 2002:

2003 Quarter Ended	March 28	June 27	September 26	December 31
Revenue	$270,997	$211,733	$443,960	$415,433
Gross profit	126,228	98,776	202,800	196,653
Net income	19,330	5,812	53,273	39,464
Basic earnings per share	$.54	$.16	$1.51	$1.13
Diluted earnings per share	$.53	$.16	$1.47	$1.10

2002 Quarter Ended	March 29[1]	June 28	September 27	December 31
Revenue	$225,697	$191,529	$416,641	$357,029
Gross profit	99,763	86,008	182,840	149,675
Income before cumulative effect of change in accounting principle	8,980	4,923	49,166	27,131
Net income	13,893	4,923	49,166	27,131
Earnings per share before cumulative effect of change in accounting principle
Basic	$.24	$.13	$1.33	$.74
Diluted	$.23	$.13	$1.30	$.73
Earnings per share—Net income
Basic	$.37	$.13	$1.33	$.74
Diluted	$.36	$.13	$1.30	$.73

(1)
In the first quarter of 2002, we recorded a $4,913 after-tax cumulative effect of change in accounting principle. The gain consisted of the unamortized balance of the excess of fair value of net assets over cost as of December 31, 2001.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Timberland Company:

        We have audited the accompanying consolidated balance sheets of The Timberland Company and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for the excess of fair value of assets acquired over cost to conform to the Statement of Financial Accounting Standards ("SFAS") No. 141, and goodwill to conform to SFAS No. 142.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts

March 12, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.

        Based on their evaluation as of December 31, 2003, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Please refer to the information set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Form 10-K and to the information under the captions "Information with Respect to Nominees", "Corporate Governance Principles and Code of Ethics", "Shareholder Communications to the Board of Directors", "Committees of the Board of Directors and Board of Directors Independence", "The Governance and Nominating Committee", "The Management Development and Compensation Committee", and "The Audit Committee" in our definitive Proxy Statement (the "2004 Proxy Statement") relating to our 2004 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2003, which information is incorporated herein by reference. Please refer also to the information set forth in our 2004 Proxy Statement with respect to compliance with Section 16(a) of the Exchange Act, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Please refer to the information set forth under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in our 2004 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Please refer to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2004 Proxy Statement, which information is incorporated herein by reference. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company appearing on the cover page of this report includes the shares owned by The Swartz Foundation and The Sidney and Judith Swartz Charitable Remainder Unitrust.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,679,631	$34.13	2,163,312
Equity compensation plans not approved by security holders	0	0	0
Total	3,679,631	$34.13	2,163,312

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACT1ONS

        Please refer to the information set forth under the caption "Certain Relationships and Related Transactions" in our 2004 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Please refer to the information set forth under the captions "Audit and Non-Audit Fees" and "Audit Committee Pre-Approval of Audit and Non-Audit Services" in our 2004 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) FINANCIAL STATEMENTS. The following consolidated financial statements are included in Item 8 of this Form 10-K and appear on the pages shown below:

Form 10-K Page
Consolidated Balance Sheets as of December 31, 2003 and 2002	26
For the years ended December 31, 2003, 2002 and 2001:
Consolidated Statements of Income	27
Consolidated Statements of Changes in Stockholders' Equity	28-29
Consolidated Statements of Cash Flows	30
Notes to Consolidated Financial Statements	31-49
Independent Auditors' Report	50

        (a)(2) FINANCIAL STATEMENT SCHEDULE. The following additional financial data appearing on the pages shown below should be read in conjunction with the consolidated financial statements:

Form 10-K Page
Independent Auditors' Report on Schedule II	58
Schedule II—Valuation and Qualifying Accounts	59

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have, therefore, been omitted.

        (b) REPORTS ON FORM 8-K. We filed a Form 8-K on October 16, 2003. We furnished our third quarter 2003 earnings press release as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and furnished the information contained in the earnings press release pursuant to Item 12 "Results of Operations and Financial Condition". We also furnished certain information regarding a non-GAAP measure included in our press release.

        (c) EXHIBITS. Listed below are the Exhibits filed as part of this report, some of which are incorporated by reference from documents previously filed by us with the Securities and Exchange Commission in accordance with the provisions of Rule 12b-32 of the Exchange Act.

EXHIBIT	DESCRIPTION
(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a) Restated Certificate of Incorporation dated May 14, 1987[9]
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987[9]
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987[9]
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000[9]
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001[10]
3.2	By-Laws, as amended February 19, 1993[2]
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Specimen stock certificate for shares of the Company's Class A Common Stock[3]
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz[1]
10.2	(a) The Company's 1987 Stock Option Plan, as amended[4]
(b) The Company's 1997 Stock Option Plan for Non-Executive Employees[5]
(c) The Company's 1997 Incentive Plan, as amended[11]
10.3	The Company's 1991 Employee Stock Purchase Plan, as amended[6]
10.4	(a) The Company's 1991 Stock Option Plan for Non-Employee Directors[7]
(b) Amendment No. 1 dated December 7, 2000[9]
10.5	The Company's 2001 Non-Employee Directors Stock Plan[10]
10.6	Revolving Credit Agreement dated as of May 3, 2001 among The Timberland Company, certain banks listed therein and Fleet National Bank, as administrative agent[12]
10.7	The Timberland Company Deferred Compensation Plan[8]
10.8	Change of Control Severance Agreement[9]
(21)	SUBSIDIARIES
21.	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23.	Consent of Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d—14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
(99)	ADDITIONAL EXHIBIT
99.1	Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith

        We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

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

9
Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10
Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

11
Filed as an exhibit to the Company's definitive Proxy Statement dated April 1, 2003 filed in connection with the Company's 2003 Annual Meeting of Stockholders and incorporated herein by reference.

12
Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2001, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMBERLAND COMPANY
March 15, 2004	By:	/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIDNEY W. SWARTZ Sidney W. Swartz	Chairman of the Board and Director	March 15, 2004
/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004
/s/ BRIAN P. MCKEON Brian P. McKeon	Chief Financial Officer and Executive Vice President— Finance and Administration	March 15, 2004
/s/ JOHN CRIMMINS John Crimmins	Vice President, Corporate Controller and Chief Accounting Officer	March 15, 2004
/s/ ROBERT M. AGATE Robert M. Agate	Director	March 15, 2004
/s/ JOHN E. BEARD John E. Beard	Director	March 15, 2004
/s/ JOHN F. BRENNAN John F. Brennan	Director	March 15, 2004
/s/ IAN W. DIERY Ian W. Diery	Director	March 15, 2004

/s/ IRENE ESTEVES Irene Esteves	Director	March 15, 2004
/s/ JOHN A. FITZSIMMONS John A. Fitzsimmons	Director	March 15, 2004
/s/ VIRGINIA H. KENT Virginia H. Kent	Director	March 15, 2004
/s/ BILL SHORE Bill Shore	Director	March 15, 2004
/s/ ABRAHAM ZALEZNIK Abraham Zaleznik	Director	March 15, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Timberland Company

Stratham, New Hampshire

        We have audited the consolidated financial statements of The Timberland Company and subsidiaries (the "Company") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our reports (which report on the financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the method of accounting for excess of fair value of acquired assets over cost on January 1, 2002) thereon dated March 12, 2004; such consolidated financial statements and report are included in Item 8. Our audits also included the consolidated financial statement schedule of The Timberland Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 12, 2004

SCHEDULE II

THE TIMBERLAND COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars In Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs, Net of Recoveries	Balance at End of Period
Allowance for doubtful accounts:
Years ended:
December 31, 2003	$7,487	$2,800	—	$2,583	$7,704
December 31, 2002	5,934	2,080	—	527	7,487
December 31, 2001	5,825	7,227	—	7,118	5,934

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a) Restated Certificate of Incorporation dated May 14, 1987[9]
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987[9]
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987[9]
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000[9]
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001[10]
3.2	By-Laws, as amended February 19, 1993[2]
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Specimen stock certificate for shares of the Company's Class A Common Stock[3]
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz[1]
10.2	(a) The Company's 1987 Stock Option Plan, as amended[4]
(b) The Company's 1997 Stock Option Plan for Non-Executive Employees[5]
(c) The Company's 1997 Incentive Plan, as amended[11]
10.3	The Company's 1991 Employee Stock Purchase Plan, as amended[6]
10.4	(a) The Company's 1991 Stock Option Plan for Non-Employee Directors[7]
(b) Amendment No. 1 dated December 7, 2000[9]
10.5	The Company's 2001 Non-Employee Directors Stock Plan[10]
10.6	Revolving Credit Agreement dated as of May 3, 2001 among The Timberland Company, certain banks listed therein and Fleet National Bank, as administrative agent[12]
10.7	The Timberland Company Deferred Compensation Plan[8]
10.8	Change of Control Severance Agreement[9]
(21)	SUBSIDIARIES
21.	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23.	Consent of Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d—14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
(99)	ADDITIONAL EXHIBIT
99.1	Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith

        We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

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

9
Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10
Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

11
Filed as an exhibit to the Company's definitive Proxy Statement dated April 1, 2003 filed in connection with the Company's 2003 Annual Meeting of Stockholders and incorporated herein by reference.

12
Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2001, and incorporated herein by reference.

QuickLinks

  PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACT1ONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEPENDENT AUDITORS' REPORT
SCHEDULE II THE TIMBERLAND COMPANY VALUATION AND QUALIFYING ACCOUNTS (Dollars In Thousands)
EXHIBIT INDEX