Form 10-Q
period 2004-04-02
TIMBERLAND CO
filed 2004-05-12
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2004
OR
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

        On May 10, 2004, 29,010,033 shares of the registrant's Class A Common Stock were outstanding and 5,907,632 shares of the registrant's Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY

FORM 10-Q

TABLE OF CONTENTS

		Page(s)
Part I Financial Information
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets—April 2, 2004, March 28, 2003 and December 31, 2003	1
	Unaudited Condensed Consolidated Statements of Income—for the three months ended April 2, 2004 and March 28, 2003	2
	Unaudited Condensed Consolidated Statements of Cash Flows—For the three months ended April 2, 2004 and March 28, 2003	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18
Part II Other Information
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	19
Item 6.	Exhibits and Reports on Form 8-K	19-20
Signatures		21
Exhibit Index		22
Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	April 2, 2004	March 28, 2003	Dec. 31, 2003
Assets
Current assets
Cash and equivalents	$160,624	$91,671	$241,803
Accounts receivable, net of allowance for doubtful accounts of $7,646 in April 2, 2004, $6,797 in March 28, 2003 and $7,704 in December 31, 2003	161,195	154,431	125,088
Inventory	142,828	137,831	119,581
Prepaid expense	25,295	21,903	25,906
Deferred income taxes	20,136	20,334	27,182

Total current assets	510,078	426,170	539,560

Property, plant and equipment, net	74,031	71,204	76,360
Goodwill	14,163	14,163	14,163
Intangible assets	3,735	3,520	3,807
Other assets, net	9,164	6,774	7,826

Total assets	$611,171	$521,831	$641,716

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$31,510	$39,165	$38,026
Accrued expense
Payroll and related	28,987	24,661	54,846
Other	54,202	56,244	60,579
Income taxes payable	13,808	12,386	27,482
Derivative liabilities	8,740	9,116	16,058

Total current liabilities	137,247	141,572	196,991

Deferred compensation and other liabilities	11,297	4,688	9,318
Deferred income taxes	8,955	6,936	6,944
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 share authorized; 44,377,585 shares issued at April 2, 2004, 41,678,583 shares issued at March 28, 2003 and 43,050,277 shares issued at December 31, 2003	444	417	431
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 5,907,632 at April 2, 2004, 7,561,185 at March 28, 2003 and 6,942,834 shares issued at December 31, 2003	59	76	69
Additional paid-in capital	183,960	146,733	175,629
Deferred compensation	(8,447)	(4,869)	(8,209)
Retained earnings	754,849	625,156	723,705
Accumulated other comprehensive income/(loss)	4,478	(7,342)	1,306
Treasury stock at cost; 15,211,554 Class A shares at April 2, 2004, 13,495,526 Class A shares at March 28, 2003 and 14,972,185 Class A shares at December 31, 2003	(481,671)	(391,536)	(464,468)

Total stockholders' equity	453,672	368,635	428,463

Total liabilities and stockholders' equity	$611,171	$521,831	$641,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended
	April 2, 2004	March 28, 2003
Revenue	$321,777	$270,997
Cost of goods sold	155,326	144,769

Gross profit	166,451	126,228

Operating expense
Selling	95,352	77,552
General and administrative	23,341	19,149

Total operating expense	118,693	96,701

Operating income	47,758	29,527

Other expense/(income)
Interest expense	233	217
Other, net	(760)	(428)

Total other income	(527)	(211)

Income before provision for income taxes	48,285	29,738

Provision for income taxes	17,141	10,408

Net income	$31,144	$19,330

Earnings per share
Basic	$.89	$.54

Diluted	$.87	$.53

Weighted-average shares outstanding
Basic	34,896	36,010

Diluted	35,807	36,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Three Months Ended
	April 2, 2004	March 28, 2003
Cash flows from operating activities:
Net income	$31,144	$19,330
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	6,203	2,787
Depreciation and amortization	6,641	5,781
Loss on disposal of property, plant and equipment	106	—
Tax benefit from stock option plans	3,830	1,488
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(38,279)	(21,744)
Inventory	(23,192)	(15,383)
Prepaid expense	596	(379)
Accounts payable	(5,131)	5,047
Accrued expense	(32,205)	(8,517)
Income taxes	(13,707)	(7,769)

Net cash used by operating activities	(63,994)	(19,359)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,392)	(2,899)
Other, net	(196)	574

Net cash used by investing activities	(3,588)	(2,325)

Cash flows from financing activities:
Common stock repurchases	(20,145)	(29,616)
Issuance of common stock	6,581	1,801

Net cash used by financing activities	(13,564)	(27,815)

Effect of exchange rate changes on cash	(33)	(25)

Net decrease in cash and equivalents	(81,179)	(49,524)
Cash and equivalents at beginning of year	241,803	141,195

Cash and equivalents at end of year	$160,624	$91,671

Supplemental disclosures of cash flow information:
Interest paid	$140	$109
Income taxes paid	20,782	13,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

Note 1. Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly The Timberland Company's ("we", "our", "us", "Timberland" or the "Company") financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consist of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Our Summary of Significant Accounting Policies, as described in Footnote 1 in Timberland's Annual Report on Form 10-K for the year ended December 31, 2003, includes disclosure on revenue recognition.

Our revenue consists of sales to wholesale customers, retail store revenues, license fees and royalties. We record wholesale revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer, depending on the country of sale and the agreement with the customer. Retail store revenues are recorded at the time of the sale. License fees and royalties are recognized as earned per the terms of our licensing agreements.

In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, in the first quarter of 2004 we recorded approximately $1,200 of reimbursement of shipping expenses within revenues and the related shipping costs within selling expense. In the first quarter of 2003, shipping reimbursements of approximately $1,100 were recorded as an offset to selling expenses. Shipping costs included in selling expense were approximately $4,400 and $3,800 for the first quarters of 2004 and 2003, respectively.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate potential losses primarily based on our historical rate of credit losses and our knowledge of the financial condition of our customers.

Note 2. Historical Financial Results

The results of operations for the three months ended April 2, 2004 are not necessarily indicative of the results to be expected for the full year. Historically, our revenue has been more heavily weighted to the second half of the year.

Note 3. Stock-based Compensation

We apply Accounting Principle Board ("APB") Opinion No. 25 and related interpretations in accounting for our stock plans. We follow Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation—Transitional and Disclosure—An Amendment of FASB Statement No. 123" for disclosure purposes.

In our consolidated financial statements, no compensation cost has been recognized for stock option grants issued under any of our stock option plans. Had compensation cost for stock option grants issued been determined under the fair value method of SFAS No. 123, our net income and diluted earnings per share for the three months ended April 2, 2004 and March 28, 2003 would have been:

	For the Three Months Ended
	April 2, 2004	March 28, 2003
Net income as reported	$31,144	$19,330
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	406	229
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,578	2,445

Pro forma net income	$28,972	$17,114

Basic earnings per share, as reported	.89	.54
Pro forma basic earnings per share	.83	.48
Diluted earnings per share, as reported	.87	.53
Pro forma diluted earnings per share	.81	.47

The fair value of each stock option granted for the three months ended April 2, 2004 and March 28, 2003 under our plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under the plans: expected volatility of 36.5% and 41.9%; risk-free interest rates of 1.7% and 1.7%; expected lives of 4.5 and 4.5 years; and no dividend payments. The weighted-average fair values per share of stock options granted, exercise price equals market value, for the three months ending April 2, 2004 and March 28, 2003 were $20.39 and $14.18, respectively.

Note 4. Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS reflects the potential dilution that would occur if securities such as stock options were exercised. Dilutive securities included in the calculation of diluted weighted-average shares were 910,370 and 674,204 for the three months ended April 2, 2004 and March 28, 2003, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 576,443 and 976,284 for the first quarters of 2004 and 2003, respectively.

Note 5. Goodwill and Other Intangible Assets

Our transitional and annual impairment tests have determined that no impairment of goodwill has occurred.

Information regarding our other intangible assets follows:

Trademarks and related expenses

As of April 2, 2004			As of March 28, 2003			As of December 31, 2003
Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
$7,610	$(3,875)	$3,735	$6,899	$(3,379)	$3,520	$8,283	$(4,476)	$3,807

Amortization expense for the first quarters of 2004 and 2003 was $339 and $317, respectively. The estimated amortization for existing intangible assets as of April 2, 2004, for each of the five succeeding fiscal years is as follows: 2004: $1,365; 2005: $1,137; 2006: $836; 2007: $507; 2008: $202. The amortization period for trademarks and related expenses is five years.

Note 6. Derivatives

All derivatives entered into by the company are designated as either cash flow or balance sheet hedges. Cash flow hedges are derivative contracts hedging forecasted transactions. Balance sheet hedges are derivatives hedging existing foreign currency assets or liabilities. The fair value of cash flow hedges is recorded in other comprehensive income until the hedged transaction affects earnings. The fair value of balance sheet hedges is recorded in earnings and is largely offset by the change in the fair value of the underlying asset or liability. We are required to measure the effectiveness of our cash flow hedges. If it is determined that a cash flow hedge is not effective, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements on non-U.S. Dollar denominated assets, liabilities and income as we purchase and sell goods in local currencies. We have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these exposures. We use derivative instruments, specifically forward contracts, to hedge a portion of our forecasted foreign currency transactions, typically for a period not greater than 18 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of April 2, 2004, we had forward contracts maturing at various dates through April 2005 to sell the equivalent of $178,241 in foreign currencies at contracted rates and to buy the equivalent of $3,639 in foreign currencies at contracted rates. As of March 28, 2003, we had forward contracts maturing at various dates through 2004 to sell the equivalent of $140,807 in foreign currencies at contracted rates and to buy the equivalent of $3,797 in foreign currencies at contracted rates. The increase in the value of the contracts held at April 2, 2004, compared with March 28, 2003, is related to the depreciation of the U.S. Dollar in relation to the Euro, Pound Sterling and the Japanese Yen during 2003 and to growth in our international business.

On April 2, 2004, March 28, 2003 and December 31, 2003, we had $8,740, $9,116 and $16,058 in derivative liabilities, respectively. Those amounts reflect the fair value of our cash flow hedges. The $8,740 derivative liability as of April 2, 2004 represents hedges in place through the first quarter of 2005.

Note 7. Comprehensive Income

Comprehensive income for the three months ended April 2, 2004 and March 28, 2003 follows:

	For the Three Months Ended
	April 2, 2004	March. 28, 2003
Net income	$31,144	$19,330
Change in cumulative translation adjustment	(1,292)	422
Change in fair value of derivative financial instruments, net of taxes	4,464	2,073

Comprehensive income	$34,316	$21,825

For the three months ended April 2, 2004 and March 28, 2003, the after tax hedging losses reclassified to earnings were $(2,386) and $(4,350), respectively.

Note 8. Business Segments and Geographic Information

We manage our business in three reportable segments, each sharing similar product, distribution, marketing and economic conditions. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International. The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. This segment also includes royalties from licensed products sold in the United States and the management costs and expenses associated with our worldwide licensing efforts. The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States and our e-commerce business. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels to sell footwear and apparel and accessories), independent distributors and licensees.

The Unallocated Corporate component of segment reporting consists primarily of the corporate finance, legal, information services and administrative expenses, United States distribution expenses, a majority of United States marketing expenses and other costs incurred in support of company-wide activities. This segment now includes costs related to worldwide product development, which were previously included in U.S. Wholesale. In the table below, Corporate Unallocated expenses for 2003 increased by $3,744 to reflect this reclassification. Unallocated Corporate also includes other expense/(income), which is primarily interest expense, interest income and other miscellaneous expense/(income). Such expenses are not allocated among the reported business segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on operating contribution, which represents pre-tax income before unallocated corporate expenses, interest and other expenses, net; and on operating cash flow measurements. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, manufacturing/sourcing assets, computers and related equipment, and United States transportation and distribution equipment.

For the Three Months Ended April 2, 2004 and March 28, 2003

	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
2004
Revenue	$111,348	$37,777	$172,652	$—	$321,777
Operating income/(loss)	37,405	3,396	40,140	(33,183)	47,758
Income/(loss) before income taxes	37,405	3,396	40,140	(32,656)	48,285
Total assets	127,416	26,567	247,387	209,801	611,171
Goodwill	6,804	794	6,565	—	14,163
2003
Revenue	$104,002	$32,831	$134,164	$—	$270,997
Operating income/(loss)	32,186	1,600	22,718	(26,977)	29,527
Income/(loss) before income taxes	32,186	1,600	22,718	(26,766)	29,738
Total assets	138,649	27,316	208,706	147,160	521,831
Goodwill	6,804	794	6,565	—	14,163

Note 9. Inventory

Inventory consists of the following:

	April 2, 2004	March 28, 2003	December 31, 2003
Materials	$3,859	$3,040	$2,333
Work-in-process	1,612	1,713	1,918
Finished goods	137,357	133,078	115,330

Total	$142,828	$137,831	$119,581

Note 10. Restricted Stock Awards and Other

On March 3, 2004 we issued 93,138 restricted shares of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. In July 2003 our Board of Directors approved up to 97,500 shares of Class A Common Stock for performance based programs. The award of these restricted share grants was based on the achievement of specified performance targets for the period from July 1, 2003 through December 31, 2003. These shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. These restrictions lapse equally three and four years after the award date.

We accounted for these restricted share grants under the provisions of APB No. 25 and recorded deferred compensation on our balance sheet based upon our achievement of the aforementioned performance targets and the market value per share of our stock on March 3, 2004.

As of April 2, 2004, we had an outstanding loan receivable of $524 from an officer of the Company, due for payment in the fourth quarter of 2004. The loan is also described in Footnote 16 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 11. Income Taxes

        The effective tax rate for the three months ended April 2, 2004 and March 28, 2003 was 35.5% and 35.0%, respectively.

Note 12. Share Repurchase

On May 16, 2002, our Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. We have repurchased 3,706,275 shares under this authorization. On September 23, 2003, our Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. We may use repurchased shares to offset future issuances under the Company's stock-based employee incentive plans or for other purposes. From time to time, we use Rule 10b5-1 plans to facilitate share repurchases.

Note 13. Litigation

We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

Note 14. Subsequent Event

On April 30, 2004, we entered into an amended and restated unsecured committed revolving credit agreement with a group of banks, effective until April 30, 2007 ("Agreement"). Prior to April 30, 2006, we may elect to extend the final maturity date to April 30, 2008. The new Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Upon consent of the bank group, we may increase the committed borrowing limit by $50,000 for a total commitment of $250,000. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 1.0% at April 30, 2004), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. As of April 30, 2004, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of April 30, 2004, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses The Timberland Company's ("we", "our" "us", "Timberland" or the "Company") results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the consolidated financial statements and related notes. Included is a discussion and reconciliation of total Company and International revenue growth to constant dollar revenue growth. Constant dollar revenue growth, which excludes the impact of changes in foreign exchange rates, is not a Generally Accepted Accounting Principle ("GAAP") performance measure. It is used by the Company in its analysis of its financial condition and results of operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. Currently, the Company is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. Our significant accounting policies are described in Note 1 to the Company's consolidated financial statements of our Form 10-K for the year ended December 31, 2003. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in the Management's Discussion and Analysis of Financial Conditions and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Our strategy centers on expanding the penetration of the Timberland® brand among the growing number of consumers who choose to pursue an outdoor-inspired lifestyle. To achieve this objective we offer an integrated product selection of footwear, apparel and accessories that reinforces the functional performance benefits and classic styling that consumers have come to expect from the Timberland brand. We sell these products through high quality distribution channels, including our own retail stores.

To deliver against our long-term goals, we are focused on driving progress on key strategic fronts. These include enhancing our leadership position in footwear, capturing growth opportunities in outdoor-inspired apparel, extending brand reach through development of the Timberland PRO® series and brand building licensing arrangements, expanding geographically and driving operational and financial excellence while setting the standard for commitment to the community.

Highlights of our first quarter of 2004 financial performance include the following:

  •
  Revenues increased 18.7% to $321.8 million, driven by 9.0% growth in our U.S. business and 28.7% growth in our international operations.

  •
  Operating profits increased 61.7% to $47.8 million.

  •
  Operating margins increased from 10.9% to 14.8%, driven by strong gross margin gains which more than offset increases in operating expenses as a percent of sales, reflecting investments against strategic growth priorities.

  •
  Net income increased 61.1% to $31.1 million.

  •
  Diluted earnings per share increased by 64.2% from $0.53 to $0.87, reflecting profit gains and continued benefits from share repurchases. In the first quarter of 2004, we repurchased 333 thousand shares of our Class A Common Stock.

  •
  Cash at the end of the quarter was $160.6 million with no debt outstanding.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 2, 2004 AND MARCH 28, 2003

Revenue

Consolidated revenue growth of 18.7% in the first quarter of 2004 reflected strong growth in our international business, benefits from foreign currency exchange rate changes and solid gains in our U.S. business. Revenue from the U.S. business totaled $149.1 million in the first quarter of 2004, up 9.0% over the prior period. International revenues were $172.7 million, 28.7% ahead of the first quarter of 2003, or 14.6% in constant dollars. Overall, changes in currency exchange rates were responsible for 7.0% of consolidated revenue growth.

  Segments Review

We have three reportable business segments (see Note 8): U.S. Wholesale, U.S. Consumer Direct and International.

Revenues for our U.S. Wholesale business increased 7.1% to $111.3 million. Growth in our women's casual, kids', boots and outdoor performance footwear categories was partially offset by declines in Timberland PRO® series footwear, men's casual footwear and apparel categories. U.S. Wholesale business growth reflected gains in independent, athletic, department store and discount channels, offset by declines in other national accounts.

U.S. Consumer Direct revenues for the 2004 first quarter expanded $4.9 million, or 15.1%, to $37.8 million, supported by a 6.1% increase in comparable store sales, the addition of three factory outlet stores in the fourth quarter of 2003 and strong sales growth in our U.S. e-commerce business. U.S. Consumer Direct sales growth also benefited from the addition of six selling days in the first quarter of 2004, compared to the prior-year period. Sales gains were driven by increases in apparel, boots, accessories, men's casual footwear and outdoor performance footwear, which offset modest declines in kids' footwear.

International revenues for the first quarter of 2004 increased 28.7% to $172.7 million, driven by sales gains in Europe and Asia and continued progress in building our business in key markets such as Canada. Overall, International revenues increased to 53.7% of total consolidated revenues.

European revenues grew 25.9%, or 10.7% on a constant dollar basis, to $139.2 million, reflecting solid gains across wholesale and retail channels. Sales growth was driven by strong gains in the U.K. and double-digit growth in key expansion markets, including Germany, Spain and Scandinavia. European revenue growth reflected strong footwear performance, driven by gains in men's casual, boots and kids. Footwear revenue growth offset constant dollar declines in European apparel and accessories revenue, reflecting mixed reaction to our Spring season product offering and impacts from soft apparel performance at retail in 2003. We are taking several steps to strengthen our international apparel business, including enhancing our focus on our heritage consumer in product development and increasing our capability to tailor apparel offerings to the European market through the international design center that we opened in London in June 2003.

In Asia, first quarter 2004 revenues grew 34.7%, or 26.7% in constant dollars, to $28.4 million, driven by growth in Japan, Hong Kong, Taiwan, Malaysia and Singapore. This growth reflects continued benefits from our efforts to upgrade Timberland's retail and wholesale distribution throughout the region. Sales growth was driven by strong gains in footwear, apparel and accessories revenues. Footwear growth reflected gains in men's casual, boots, women's casual and kids' categories, which offset declines in outdoor performance footwear.

  Products

Worldwide footwear revenue was $239.4 million in the first quarter 2004, up $45.7 million or 23.6% from the prior-year period. Footwear revenues, excluding the benefit of foreign exchange, increased 16.8%. Growth was driven by global gains in men's casual, boots, kids', women's casual and outdoor performance categories. These gains offset moderate declines in Timberland PRO® series footwear. Worldwide footwear unit sales were up 26.8% while the average price decreased by 2.6% reflecting the impact of product mix, offset by foreign exchange rate benefits.

Worldwide apparel and accessories revenue for the 2004 first quarter grew by 7.6% to $79.3 million. Excluding the benefit of foreign exchange, apparel and accessories revenue declined 1.4%, reflecting a 1.8% decline in apparel offset by a modest increase in our accessories business. Apparel and accessories unit sales expanded 0.5% while average selling prices increased 7.1%, due to favorable foreign currency impact and product mix changes.

  Channels

Revenue growth in the first quarter of 2004 reflected strong global gains across both our wholesale and consumer direct channels. Global wholesale revenues grew 17.7% to $247.0 million while global consumer direct revenues increased 22.3% to $74.8 million. Worldwide, we opened 7 stores and shops and closed 9 in the first quarter of 2004 and transferred 7 South Korean shops to our new distributor for that country, Kolon Fashion and Culture.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 51.7% for the first quarter of 2004, 510 basis points higher than first quarter 2003 gross margin. Gross margin benefited from continued growth in our International business—which drove over 50% of our revenues in the 2004 first quarter. The growth in International sales also allowed us to benefit from significant foreign exchange rate changes over the past year, which accounted for approximately 290 of the 510 basis point improvement. The balance of the gain came from favorable product mix, driven by strong footwear sales, and from continued strong supply chain execution, which helped to drive lower product related costs. We continue to target gross margin improvements, but expect benefits from foreign exchange rate changes and product related cost efficiencies to narrow for the balance of 2004, given comparisons to strong 2003 performance.

We include the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $20.1 million and $20.2 million for the first quarters of 2004 and 2003, respectively.

Operating Expense

Operating expense for the first quarter of 2004 was $118.7 million, 22.7% higher than the $96.7 million in the 2003 first quarter. As a percent of revenue, operating expense increased 120 basis points to 36.9%. Operating expense increased due to revenue growth of 18.7%, growth in compensation related accruals ($4.1 million), increased sales and marketing expenditures related to Timberland's global brand building efforts ($3.6 million) and international retail expansion ($2.3 million). Foreign exchange rate changes also added $5.9 million, or 6.1%, to overall operating expense growth. The remainder of the increase was driven by higher distribution and other expenses related to Company-wide activities. We intend to continue to invest behind strategic initiatives, including our global brand building efforts and expect operating expense to outpace revenue growth this year.

Selling expense for the first quarter of 2004 was $95.4 million, $17.8 million, or 23.0%, higher than the first quarter of 2003. Within this category of expense, approximately $2.6 million was related to increased incentive compensation costs, $1.5 million to higher distribution costs, primarily freight on increased year-over-year shipments, $1.7 million to increased store rents and support costs, particularly in our international region, and $1.7 million to higher marketing and advertising expenses. Foreign exchange rate changes added $5.1 million, or 6.6% to overall selling expense growth. The balance of the increase was comprised of other costs related to Company-wide operations.

We include the costs of housing inventory (warehousing and handling costs) in selling expense. These costs totaled $8.4 million and $7.3 million in the first quarters of 2004 and 2003, respectively.

Advertising expense, which is also included in selling expense, was $7.5 million and $6.9 million in the first quarters 2004 and 2003, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. On April 2, 2004 and March 28, 2003, respectively, we had $0.6 million and $0.4 million of prepaid advertising recorded on our consolidated balance sheets.

General and administrative expense for the first quarter of 2004 was $23.3 million, $4.2 million, or 21.9%, higher than the prior-year period. As a percentage of revenue, general and administrative expense remained relatively flat to the prior year. The dollar increase was driven by a $1.4 million increase in costs associated with the Company's incentive compensation programs. Foreign exchange rate changes also added $0.8 million, or 4.3%, to overall general and administrative expense growth. The remainder of the increase was due to a variety of costs to support Company-wide activities.

Operating Income

Operating income for the first quarter of 2004 was $47.8 million, $18.3 million, or 61.7% higher than first quarter 2003 net income. Operating income as a percentage of revenue expanded 390 basis points to 14.8%.

Operating income for our U.S. Wholesale segment was $37.4 million, $5.2 million, or 16.2% higher than the prior-year period. Revenue growth of 7.1% was complemented by a 380 basis point improvement in gross margin, partially offset by a 120 basis point increase in operating expense as a percentage of sales. The margin improvement was driven by lower product costs resulting from enhanced supply chain execution, favorable channel mix and relatively lower markdown rates.

Our U.S. Consumer Direct segment's operating income for the 2004 first quarter increased by 112.3% to $3.4 million, driven by 15.1% revenue growth, a 90 basis point expansion in gross margin and cost efficiencies that resulted in a 330 basis point decrease in U.S. Consumer Direct's operating expense rate.

Operating income for our International segment grew by 76.7% to $40.1 million for the quarter. Revenue growth of 28.7% and a 550 basis point gross margin improvement drove much of the increase.

Both benefited from favorable foreign exchange rate changes. The expansion in gross margin also reflected lower product costs resulting from enhanced supply chain execution and favorable product mix. Operating expense rates for our International segment also decreased by 80 basis points as strong revenue growth offset increased investment in retail, new international product development capability and marketing.

Our Corporate Unallocated expenses, which include central support and administrative costs not allocated to our business segments, increased to $33.2 million or 10.3% of total revenue, a 30 basis point increase. Increases in incentive compensation across our support functions were partially offset by the efficient execution of our supply chain operations, which produced favorable variances against our standard costs.

Interest, Other, net and Taxes

Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility plus interest paid on short-term borrowings and interest on short-term debt, was $0.2 for the first quarters of 2004 and 2003.

Other, net includes interest income of $0.5 million in 2004 and $0.4 million in the first quarters of 2004 and 2003. Interest income in 2004 reflects lower interest rates, but higher average investments than in 2003.

The effective income tax rate was 35.5% in the first quarter of 2004, compared to 35.0% in the first quarter 2003. Our effective tax rate has increased gradually as the relative benefit from our tax exempt manufacturing operations in Puerto Rico has diminished (See Note 10 to the consolidated financial statements included in Item 8 of our Form 10-K).

RECONCILIATION OF TOTAL AND INTERNATIONAL REVENUE INCREASES TO CONSTANT DOLLAR REVENUE INCREASES

Total Company Revenue Reconciliation:

	For the Three Months Ended April 2, 2004
	$ millions Change	% Change
Revenue increase (GAAP)	$50.8	18.7
Increase due to foreign exchange rate changes	18.9	7.0
Revenue increase/(decrease) in constant dollars	31.9	11.7

International Revenue Reconciliation:

	For the Three Months Ended April 2, 2004
	$ millions Change	% Change
Revenue increase (GAAP)	$38.5	28.7
Increase due to foreign exchange rate changes	18.9	14.1
Revenue increase in constant dollars	19.6	14.6

Management provides constant dollar revenue growth for total Company and International results because management uses the measure to understand revenue growth excluding any impact from foreign exchange rate changes.

LIQUIDITY AND CAPITAL RESOURCES

Accounts Receivable and Inventory

Accounts receivable increased 4.4% to $161.2 million at April 2, 2004, compared with $154.4 million reported at March 28, 2003. The increase in the first quarter of 2004 compared to the first quarter of 2003 was due to increased revenue offset by strong collection performance and a larger portion of first quarter revenue being shipped, billed and collected earlier than in the prior year. Days sales outstanding improved to 45 days at April 2, 2004 compared with 51 days at March 28, 2003. Wholesale days outstanding were 49 days and 57 days for the first quarters ended April 2, 2004 and March 28, 2003, respectively.

Inventory increased 3.6% to $142.8 million at April 2, 2004 from 137.8 million at March 28, 2003. The twelve month rolling annual inventory turns were 4.9 times for the first quarter of 2004, compared with 4.7 times in for the first quarter of 2003, reflecting further improvement in our inventory control efforts.

Cash From Operations

Net cash used by operations for the first quarter of 2004 was $64.0 million, compared with $19.4 million for the first quarter of 2003. The use of cash in the first quarter of 2004, compared with 2003 was primarily due to a higher level of investment in working capital resulting from higher revenue.

Net cash used for investing activities amounted to $3.6 million in the first quarter of 2004, compared with $2.3 million in the first quarter of 2003. Capital expenditures in 2004 were $3.4 million versus $2.9 million in 2003. Depreciation expense for the three months ended April 2, 2004 and March 28, 2003 was $5,595 and $5,034, respectively.

Net cash used for financing activities was $13.6 million in the first quarter of 2004, compared with $27.8 million in the first quarter of 2003. Cash flows from financing activities reflected share repurchases of $20.1 million in the first quarter of 2004, compared with $29.6 million in the first quarter of 2003. We received cash inflows of $6.6 million in the first quarter of 2004 from the issuance of common stock related to the exercise of employee stock options, compared with $1.8 million in the first quarter of 2003.

On April 30, 2004, we entered into an amended and restated unsecured committed revolving credit agreement with a group of banks, effective until April 30, 2007 ("Agreement"). This Agreement replaced an unsecured committed revolving credit agreement that was effective from May 3, 2001 until May 3, 2004 ("Prior Agreement"). The Prior Agreement provided for $200,000 of committed borrowings, of which up to $125,000 could be used for letters of credit. Under the terms of the Prior Agreement, we were able to borrow at interest rates based on eurodollar rates (approximately 1.0% at April 2, 2004), plus an applicable margin based on a fixed-charge coverage grid of between 47.5 and 95 basis points that was adjusted quarterly. On April 2, 2004, the applicable margin under the facility was 75 basis points. We also paid a commitment fee of 15 to 30 basis points per annum on the total commitment, based on a fixed-charge coverage grid that was adjusted quarterly. On April 2, 2004,the commitment fee was 25 basis points. The Prior Agreement also placed certain limitations on additional debt, stock repurchases, acquisitions, the amount of dividends we were able to pay and certain other financial and non-financial covenants. The primary financial covenants were to maintain a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and a debt to capital ratio of 40%-50%, depending upon the fiscal quarter. We measured compliance with the financial and non-financial covenants and ratios as required by the terms of the Prior Agreement on a fiscal quarter basis.

We had uncommitted lines of credit available from certain banks totaling $30,000 at April 2, 2004. Borrowings under these lines were at prevailing money market rates (1.6% at April 2, 2004). Further,

we had an uncommitted letter of credit facility of $80,000 to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

Our management believes that our capital needs for 2004 will be met through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in the exhibit to our Form 10-K entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

OFF BALANCE SHEET ARRANGEMENTS

As of April 2, 2004 and March 28, 2003, we had letters of credit outstanding of $11.3 million and $10.3 million, respectively. All of these letters of credit were issued for the purchase of inventory. As of April 2, 2004, the Company had $181.9 million in hedging contracts outstanding, all of which are due to settle within the next 15 months (see Note 6 to the consolidated financial statements included in Item 8 to our Form 10-K).

We have the following off-balance sheet arrangements:
(Dollars in Millions)

April 2, 2004	Total Amounts Committed
Lines of credit	$—
Letters of credit	11.3
Hedging contracts	181.9

Total	$193.2

We use funds from operations and unsecured committed and uncommitted lines of credit as the primary sources of financing for our seasonal and other working capital requirements. Long-term debt, if required, is generally used to finance long-term investments. Our principal risks to these sources of financing are the impact on our financial condition from economic downturns, a decrease in the demand for our products, increases in the prices of materials and a variety of other factors. We anticipate that capital requirements for 2004 will be met through the use of our current cash balances, through our existing credit facility (which places certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contains certain other financial and operating covenants) and through cash flow from operations, without the need for additional permanent financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities.

Forward-looking Information

As discussed in Exhibit 99.1 entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," of our Form 10-K for the year ended December 31, 2003, investors should be aware of factors that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain factors. These factors include, but are not limited to:

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

  •
  Our ability to obtain adequate materials at competitive prices;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with currency rate movements on non-U.S. dollar denominated assets, liabilities and income and interest rate movements on borrowings and investments. We regularly assess these risks and have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these and other potential exposures.

Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations by hedging the related transactions with foreign currency forward contracts. Currently, these foreign currency forward contracts will expire in 15 months or less. Based upon sensitivity analysis as of April 2, 2004, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $18.4 million, compared with $15.0 million at March 28, 2003. The increase at April 2, 2004 is primarily due to the amount of foreign currency contracts held at December 31, 2003, compared with December 31, 2002.

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

We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders' cost of funds, plus an applicable spread, or prevailing money market rates. At April 2, 2004 and March 28, 2003 we had no short-term or long-term debt outstanding.

Item 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.

Based on their evaluation as of April 2, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended April 2, 2004, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES(1)

	For the three fiscal months ended April 2, 2004
Period*	Total Number Of Shares Purchased**	Average price paid per share	Total number of shares purchased as part of publicly Announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1–January 30	—	—	—	4,626,232
January 31–February 27	297,553	60.33	297,553	4,328,679
February 28–April 2	34,954	62.80	34,954	4,293,725

Q1 Total	332,507	60.59	332,507

Footnote (1)

	Announcement Date	Approved Program Size (shares)	Expiration Date
Program 1	5/20/2002	4,000,000	None
Program 2	10/16/2003	4,000,000	None

No existing programs expired or were terminated during the reporting period. See Note 12 to our Unaudited Consolidated Financial Statements in this Form 10-Q for additional information.

*
Fiscal Month

**
Based on trade date—not settlement date

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

  Exhibit 31.1—Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

  Exhibit 31.2—Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

  Exhibit 32.1—Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

  Exhibit 32.2—Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

  (b)
  Reports on Form 8-K.

(i)
We filed a Form 8-K on February 3, 2004. We furnished our fourth quarter and fiscal year 2003 earnings press release as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and furnished the information contained in the earnings press release pursuant to Item 12 "Results of Operations and Financial Condition." We also furnished certain information regarding a non-GAAP measure included in our press release.

(ii)
We filed a Form 8-K on March 8, 2004. We furnished an Underwriting Agreement dated as of March 3, 2004 by and among The Timberland Company, selling stockholders named in the Underwriting Agreement and Morgan Stanley & Co. Incorporated as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and reported under Item 5 "Other Events and Required FD Disclosure" that the Underwriting Agreement was entered into in connection with the public offering of shares of the Company's Class A Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Timberland Company (Registrant)
Date: May 12, 2004	By:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President—Finance and Administration, Chief Financial Officer
Date: May 12, 2004	By:	/s/ JOHN CRIMMINS John Crimmins Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

QuickLinks

THE TIMBERLAND COMPANY FORM 10-Q
TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
THE TIMBERLAND COMPANY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Amounts in Thousands, Except Per Share Data)
THE TIMBERLAND COMPANY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
THE TIMBERLAND COMPANY NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
  Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
  EXHIBIT INDEX