Form 10-Q
period 2004-07-02
TIMBERLAND CO
filed 2004-08-10
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2004
OR
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

        On August 9, 2004, 29,407,741 shares of the registrant's Class A Common Stock were outstanding and 5,871,830 shares of the registrant's Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY

FORM 10-Q

TABLE OF CONTENTS

		Page(s)
Part I Financial Information (unaudited)
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets—July 2, 2004, June 27, 2003 and December 31, 2003	1
	Unaudited Condensed Consolidated Statements of Income—For the three and six months ended July 2, 2004 and June 27, 2003	2
	Unaudited Condensed Consolidated Statements of Cash Flows—For the six months ended July 2, 2004 and June 27, 2003	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
Part II Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits and Reports on Form 8-K	23-24
Signatures		25
Exhibit Index		26
Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	July 2, 2004	June 27, 2003	Dec. 31, 2003
Assets
Current assets
Cash and equivalents	$163,631	$82,578	$241,803
Accounts receivable, net of allowance for doubtful accounts of $7,881 at July 2, 2004, $7,144 at June 27, 2003 and $7,704 at December 31, 2003	131,926	121,995	125,088
Inventory	170,931	173,047	119,581
Prepaid expense	25,618	21,448	25,906
Deferred income taxes	19,236	18,919	27,182

Total current assets	511,342	417,987	539,560

Property, plant and equipment, net	75,947	69,728	76,360
Goodwill	14,163	14,163	14,163
Intangible assets	3,809	3,516	3,807
Other assets, net	9,768	7,234	7,826

Total assets	$615,029	$512,628	$641,716

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$40,657	$45,618	$38,026
Accrued expense
Payroll and related	27,942	24,985	54,846
Other	37,569	47,634	60,579
Income taxes payable	2,422	4,739	27,482
Derivative liabilities	9,212	11,428	16,058

Total current liabilities	117,802	134,404	196,991

Deferred compensation and other liabilities	11,299	5,002	9,318
Deferred income taxes	8,419	6,573	6,944
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 share authorized; 44,771,762 shares issued at July 2, 2004, 42,531,964 shares issued at June 27, 2003 and 43,050,277 shares issued at December 31, 2003	448	425	431
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 5,871,830 shares issued and outstanding at July 2, 2004, 7,144,675 shares issued and outstanding at June 27, 2003 and 6,942,834 shares issued and outstanding at December 31, 2003	59	71	69
Additional paid-in capital	208,129	159,728	175,629
Deferred compensation	(17,401)	(4,229)	(8,209)
Retained earnings	762,717	630,968	723,705
Accumulated other comprehensive income/(loss)	4,534	(4,737)	1,306
Treasury stock at cost; 15,189,637 Class A shares at July 2, 2004, 13,963,398 Class A shares at June 27, 2003 and 14,972,185 Class A shares at December 31, 2003	(480,977)	(415,577)	(464,468)

Total stockholders' equity	477,509	366,649	428,463

Total liabilities and stockholders' equity	$615,029	$512,628	$641,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Revenue	$230,210	$211,733	$551,987	$482,730
Cost of goods sold	115,713	112,957	271,039	257,726

Gross profit	114,497	98,776	280,948	225,004

Operating expense
Selling	81,316	70,449	176,668	148,001
General and administrative	21,101	19,266	44,442	38,415

Total operating expense	102,417	89,715	221,110	186,416

Operating income	12,080	9,061	59,838	38,588

Other expense/(income)
Interest expense	167	222	400	439
Other, net	(286)	(103)	(1,046)	(531)

Total other expense/(income)	(119)	119	(646)	(92)

Income before provision for income taxes	12,199	8,942	60,484	38,680
Provision for income taxes	4,331	3,130	21,472	13,538

Net income	$7,868	$5,812	$39,012	$25,142

Earnings per share
Basic	$.22	$.16	$1.11	$.70

Diluted	$.22	$.16	$1.09	$.69

Weighted-average shares outstanding
Basic	35,098	35,678	34,996	35,841

Diluted	36,051	36,633	35,946	36,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Six Months Ended
	July 2, 2004	June 27, 2003
Cash flows from operating activities:
Net income	$39,012	$25,142
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	6,752	4,740
Depreciation and amortization	12,730	12,036
Loss on disposal of property, plant and equipment	60	—
Tax benefit from stock option plans	9,174	6,262
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(7,581)	13,534
Inventory	(51,451)	(50,059)
Prepaid expense	251	596
Accounts payable	3,631	9,944
Accrued expense	(49,893)	(17,619)
Income taxes	(25,047)	(15,354)

Net cash used by operating activities	(62,362)	(10,778)

Cash flows from investing activities:
Additions to property, plant and equipment	(10,696)	(6,572)
Other, net	(1,110)	734

Net cash used by investing activities	(11,806)	(5,838)

Cash flows from financing activities:
Common stock repurchases	(20,145)	(54,318)
Issuance of common stock	16,285	10,851

Net cash used by financing activities	(3,860)	(43,467)

Effect of exchange rate changes on cash and equivalents	(144)	1,466

Net decrease in cash and equivalents	(78,172)	(58,617)
Cash and equivalents at beginning of period	241,803	141,195

Cash and equivalents at end of period	$163,631	$82,578

Supplemental disclosures of cash flow information:
Interest paid	$274	$263
Income taxes paid	30,607	17,931

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

In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, in the second quarter and the first six months of 2004 we recorded approximately $976 and $2,184 of reimbursement of shipping expenses within revenues and the related shipping costs within selling expense, respectively. In the second quarter and the first six months of 2003, shipping reimbursements of approximately $1,000 and $2,100 were recorded as an offset to selling expenses, respectively. Shipping costs included in selling expense were approximately $2,800 and $3,100 for the second quarters of 2004 and 2003, respectively, and $7,200 and $6,900 for the first six months of 2004 and 2003, respectively.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate potential losses primarily based on our historical rate of credit losses and our knowledge of the financial condition of our customers.

Note 2. Historical Financial Results

        The results of operations for the three and six months ended July 2, 2004 are not necessarily indicative of the results to be expected for the full year. Historically, our revenue has been more heavily weighted to the second half of the year.

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

In our consolidated financial statements, no compensation cost has been recognized for stock option grants issued under any of our stock option plans, however, the Company has recognized compensation cost for restricted stock awards. Had compensation cost for stock option grants issued been determined under the fair value method of SFAS No. 123, our net income and diluted earnings per share for the three and six months ended July 2, 2004 and June 27, 2003 would have been:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Net income as reported	$7,868	$5,812	$39,012	$25,142
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	557	310	963	539
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,690	1,674	5,191	4,119

Pro forma net income	$5,735	$4,448	$34,784	$21,562

Basic earnings per share, as reported	.22	.16	1.11	.70
Pro forma basic earnings per share	.16	.12	.99	.60
Diluted earnings per share, as reported	.22	.16	1.09	.69
Pro forma diluted earnings per share	.16	.12	.97	.59

The fair value of each stock option granted for the three months ended July 2, 2004 and June 27, 2003 under our plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under the plans: expected volatility of 35.7% and 39.5%; risk-free interest rates of 3.1% and 1.9%; expected lives of 6.2 and 8.8 years; and no dividend payments. The weighted-average fair values per share of stock options granted, exercise price equals market value, for the three months ending July 2, 2004 and June 27, 2003 were $24.70 and $24.18, respectively.

The following weighted-average assumptions were used to value grants issued under our plans for the six months ended July 2, 2004 and Jun 27, 2003, respectively: expected volatility of 36.5% and 41.6%; risk-free interest rates of 1.8% and 1.7%; expected lives of 4.6 and 5.1 years; and no dividend payments. The weighted-average fair values per share of stock options granted, exercise price equals market value, for the six months ending July 2, 2004 and June 27, 2003 were $20.68 and $15.45, respectively.

Note 4. Earnings Per Share

        Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS reflects the potential dilution that would occur if securities such as stock options were exercised. Dilutive securities included in the calculation of diluted weighted-average shares were 952,398 and 955,044 for the three months ended July 2, 2004 and June 27, 2003, respectively, and 949,989 and 829,807 for the first six months of 2004 and 2003, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 8,197 and 515,664 for the second quarters of 2004 and 2003, respectively, and 384,880 and 548,119 for the first six months of 2004 and 2003, respectively.

Note 5. Goodwill and Other Intangible Assets

        Our annual impairment tests have determined that no impairment of goodwill has occurred.

Information regarding our other intangible assets follows:

Trademarks and related expenses

As of July 2, 2004			As of June 27, 2003			As of December 31, 2003
Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
$8,035	$(4,226)	$3,809	$7,222	$(3,706)	$3,516	$8,283	$(4,476)	$3,807

Amortization expense for the second quarters of 2004 and 2003 was $351 and $327, respectively, and $690 and $644 for the first six months of 2004 and 2003, respectively. The estimated amortization for existing intangible assets as of July 2, 2004, for each of the five succeeding fiscal years is as follows: 2004: $1,408; 2005: $1,222; 2006: $921; 2007: $592; 2008: $287; 2009: $69. The amortization period for trademarks and related expenses is five years.

Note 6. Derivatives

        All derivatives entered into by the Company are designated as either cash flow or fair value hedges. Cash flow hedges are derivative contracts hedging forecasted transactions. Fair value hedges are derivatives hedging existing foreign currency assets or liabilities. The change in value of cash flow hedges is recorded in other comprehensive income until the hedged transaction affects earnings at which point the other comprehensive income is reclassified to earnings. The change in value of fair value hedges is recorded in earnings and is largely offset by the change in the fair value of the underlying asset or liability. We are required to measure the effectiveness of our cash flow hedges. If it is determined that a cash flow hedge is not effective, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements on non-U.S. Dollar denominated assets, liabilities and income as we purchase and sell goods in local currencies. We have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these exposures. We use derivative instruments, specifically forward contracts, to hedge a portion of our forecasted foreign currency transactions, typically for a period not greater than 18 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of July 2, 2004, we had forward contracts maturing at various dates through July 2005 to sell the equivalent of $172,114 in foreign currencies at contracted rates and to buy the equivalent of $8,166 in foreign currencies at contracted rates. As of June 27, 2003, we had forward contracts maturing at various dates through March 2004 to sell the equivalent of $122,911 in foreign currencies at contracted rates and to buy the equivalent of $18,972 in foreign currencies at contracted rates. The increase in the value of the contracts held at July 2, 2004, compared with June 27, 2003, is related to the depreciation of the U.S. Dollar in relation to the Euro, Pound Sterling and the Japanese Yen during 2003 and to growth in our international business.

On July 2, 2004, June 27, 2003 and December 31, 2003, we had $9,212, $11,428 and $16,058 in derivative liabilities, respectively. Those amounts reflect the fair value of our cash flow hedges. The $9,212 derivative liability as of July 2, 2004 represents hedges in place through the second quarter of 2005.

Note 7. Comprehensive Income

        Comprehensive income for the three and six months ended July 2, 2004 and June 27, 2003 follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Net income	$7,868	$5,812	$39,012	$25,142
Change in cumulative translation adjustment	346	4,016	(946)	4,438
Change in fair value of derivative financial instruments, net of taxes	(290)	(1,411)	4,174	662

Comprehensive income	$7,924	$8,417	$42,240	$30,242

For the three months ended July 2, 2004 and June 27, 2003, the after tax hedging losses reclassified to earnings were $(881) and $(2,764), respectively, and for the six months ended July 2, 2004 and June 27, 2003, the after tax hedging losses reclassified to earnings were $(3,267) and $(7,114), respectively.

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

The Unallocated Corporate component of segment reporting consists primarily of the corporate finance, legal, information services and administrative expenses, United States distribution expenses, a majority of United States marketing expenses and other costs incurred in support of company-wide activities. This segment now includes costs related to worldwide product development, which were previously included in U.S. Wholesale. In the table below, Unallocated Corporate expenses for the three months and six months of 2003 increased by $3,984 and $7,728, respectively, to reflect this reclassification. Unallocated Corporate also includes other expense/(income), which is primarily interest expense, interest income and other miscellaneous expense/(income). Such expenses are not allocated among the reported business segments.

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

For the Three Months Ended July 2, 2004 and June 27, 2003

	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
2004
Revenue	$104,432	$34,590	$91,188	$—	$230,210
Operating income/(loss)	32,529	2,555	7,730	(30,734)	12,080
Income/(loss) before income taxes	32,529	2,555	7,730	(30,615)	12,199
Total assets	176,434	28,678	195,001	214,916	615,029
Goodwill	6,804	794	6,565	—	14,163
2003
Revenue	$96,306	$32,870	$82,557	$—	$211,733
Operating income/(loss)	30,094	1,223	3,385	(25,641)	9,061
Income/(loss) before income taxes	30,094	1,223	3,385	(25,760)	8,942
Total assets	168,221	28,211	177,465	138,731	512,628
Goodwill	6,804	794	6,565	—	14,163

For the Six Months Ended July 2, 2004 and June 27, 2003

	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
2004
Revenue	$215,780	$72,367	$263,840	$—	$551,987
Operating income/(loss)	69,934	5,951	47,870	(63,917)	59,838
Income/(loss) before income taxes	69,934	5,951	47,870	(63,271)	60,484
2003
Revenue	$200,308	$65,701	$216,721	$—	$482,730
Operating income/(loss)	62,280	2,823	26,103	(52,618)	38,588
Income/(loss) before income taxes	62,280	2,823	26,103	(52,526)	38,680

Note 9. Inventory

        Inventory consists of the following:

	July 2, 2004	June 27, 2003	December 31, 2003
Materials	$3,843	$5,128	$2,333
Work-in-process	1,563	1,868	1,918
Finished goods	165,525	166,051	115,330

Total	$170,931	$173,047	$119,581

Note 10. Restricted Stock Awards and Other

        In July 2003, our Board of Directors approved up to 97,500 shares of Class A Common Stock for performance based programs. On March 3, 2004, we issued 93,138 restricted shares of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. The award of these restricted share grants was based on the achievement of specified performance targets for the period from July 1, 2003 through December 31, 2003. These shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. These restrictions lapse equally three and four years after the award date.

We account for these restricted share grants under the provisions of APB No. 25 and record deferred compensation on our balance sheet based upon the achievement of the aforementioned performance targets and the market value per share of our stock on the issuance date.

As of July 2, 2004, we had an outstanding loan receivable of $524 from an officer of the Company, due for payment in the fourth quarter of 2004. The loan is also described in Footnote 16 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 11. Income Taxes

        The effective tax rate for the three and six months ended July 2, 2004 and June 27, 2003 was 35.5% and 35.0%, respectively.

Note 12. Share Repurchase

        On May 16, 2002, our Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. We have repurchased 3,706,275 shares under this authorization. On September 23, 2003, our Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. We may use repurchased shares to offset future issuances under the Company's stock-based employee incentive plans or for other purposes. From time to time, we use Rule 10b5-1 plans to facilitate share repurchases. No shares were repurchased during the quarter ended July 2, 2004.

Note 13. Litigation

        We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

Note 14. Revolving Credit Agreement

        On April 30, 2004, we entered into an amended and restated unsecured committed revolving credit agreement with a group of banks, which matures on April 30, 2007 ("Agreement"), unless prior to April 30, 2006, we elect to extend the final maturity date to April 30, 2008. The new Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Under certain circumstances, we may increase the committed borrowing limit by $50,000 for a total commitment of $250,000. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 1.25% at July 2, 2004), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. At July 2, 2004, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At July 2, 2004, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. Currently, the Company is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. Our significant accounting policies are described in Note 1 to the Company's consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2003. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in the Management's Discussion and Analysis of Financial Conditions and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Highlights of our second quarter of 2004 financial performance, compared to the second quarter of 2003, include the following:

  •
  Revenues increased 8.7% to $230.2 million, driven by 7.6% growth in our U.S. business and 10.5% growth in our international operations.

  •
  Operating profits increased 33.3% to $12.1 million.

  •
  Operating margins increased from 4.3% to 5.2%, driven by strong gross margin gains which more than offset increases in operating expenses as a percent of sales, reflecting investments against strategic priorities.

  •
  Net income increased 35.4% to $7.9 million.

  •
  Diluted earnings per share increased by 37.5% from $0.16 to $0.22, reflecting strong profit gains and the benefit of shares repurchased in the last year.

  •
  Cash at the end of the quarter was $163.6 million with no debt outstanding.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 2, 2004 AND JUNE 27, 2003

Revenue

Consolidated revenue growth of 8.7% in the second quarter of 2004 reflected solid growth in our U.S. and international businesses and benefits from foreign currency exchange rate changes. Revenue from the U.S. business totaled $139.0 million in the second quarter of 2004, up 7.6% over the prior-year period. International revenues were $91.2 million, 10.5% ahead of the second quarter of 2003, or 3.7% in constant dollars. Overall, changes in currency exchange rates were responsible for 2.6% of consolidated revenue growth.

  Segments Review

We have three reportable business segments (see Note 8): U.S. Wholesale, U.S. Consumer Direct and International.

Revenues for our U.S. Wholesale business increased 8.4% to $104.4 million. Growth was driven by strong double-digit gains in kids', men's casual and women's casual footwear sales and apparel sales. U.S. Wholesale business growth reflected gains in department store, discount, independents, athletic and other national accounts.

U.S. Consumer Direct revenues for the 2004 second quarter expanded $1.7 million, or 5.2%, to $34.6 million, reflecting benefits from the addition of 3 outlet stores in late 2003 and continued strong gains in Timberland's e-commerce business. Sales gains were driven by increases in apparel and accessories, women's casual footwear and outdoor performance footwear, which offset declines in kids' footwear. While overall comparable store sales declined slightly, store margins showed strong improvement, reflecting benefits from our focus on enhancing returns in existing locations.

International revenues for the second quarter of 2004 increased 10.5% to $91.2 million, driven by sales and foreign exchange rate gains in Europe and Asia. Overall, International revenues increased to 39.6% of total consolidated revenues.

European revenues were $64.4 million, up 6.5% compared to the prior-year period, with declines of 0.8% on a constant dollar basis. Geographically, revenue results were mixed as constant dollar declines in Spain and Benelux were offset by solid gains in France and Germany. Constant dollar footwear revenues declined moderately, impacted by earlier timing of Spring product shipments this year, which helped support strong first quarter results. Footwear revenue was also impacted by lower levels of off-price sales. European apparel revenue grew moderately supported by gains in at once business, which benefited from improved core product availability. Results also reflected higher levels of off-price sales as part of our inventory management efforts. While we are making progress in addressing challenges in European men's apparel, we are anticipating declines in this business for the balance of year given impacts from retailer response to soft prior year sell-throughs.

In Asia, second quarter 2004 revenues grew 22.7%, or 17.0% in constant dollars, to $23.4 million, driven by strong double-digit growth in Hong Kong, Taiwan, Malaysia and Singapore, and solid growth in Japan. This growth reflects continued benefits from our efforts to upgrade Timberland's retail and wholesale distribution throughout the region. Sales growth was balanced, with strong gains across footwear, apparel and accessories revenues. Footwear growth reflected gains in men's casual, outdoor performance, and women's casual categories, which offset a modest decline in boots.

  Products

Worldwide footwear revenue was $173.4 million in the second quarter of 2004, up $10.9 million or 6.7% from the prior-year period. Footwear revenues, excluding the benefit of foreign exchange, increased 4.6%. Growth was driven by global gains in kids', men's and women's casual, and in Timberland PRO® series footwear. These gains offset moderate declines in the boots' category. Worldwide footwear unit sales were up 13.3%, while the average price decreased by 5.8% reflecting the impact of product mix, offset by foreign exchange rate benefits.

Worldwide apparel and accessories revenue for the 2004 second quarter grew by 17.1% to $54.7 million. Excluding the benefit of foreign exchange, apparel and accessories revenue increased by 11.5%, reflecting a 11.0% increase in apparel and strong gains in our accessories business. Apparel and accessories unit sales expanded 13.5% while average selling prices increased 3.2%, due to favorable foreign currency impact and product mix changes.

  Channels

Revenue growth in the second quarter of 2004 reflected strong global gains across both our wholesale and consumer direct channels. Global wholesale revenues grew 8.3% to $161.8 million while global consumer direct revenues increased 9.7% to $68.4 million. Worldwide, we opened 3 stores, shops and outlets and closed 3 in the second quarter of 2004.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 49.7% for the second quarter of 2004, 300 basis points higher than second quarter 2003 gross margin. Continued growth in International sales allowed us to benefit from foreign exchange rate changes over the past year, which accounted for approximately 160 of the 300 basis point improvement. The balance of the gain reflected continued benefits from strong supply chain execution, which helped to drive lower product-related costs. Based on current rates, we continue to expect benefits to gross margin from foreign exchange in the range of 150 basis points for the full year—with narrower benefits in the fourth quarter of 2004. While we continue to target improvements on the product cost front, we also expect gross margin benefits related to these factors to narrow somewhat for the balance of 2004.

We include the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $22.2 million and $21.6 million for the second quarters of 2004 and 2003, respectively.

Operating Expense

Operating expense for the second quarter of 2004 was $102.4 million, 14.2% higher than the $89.7 million in the 2003 second quarter. As a percent of revenue, operating expense increased 210 basis points to 44.5%. The operating expense rate increase was driven by a $10.9 million increase in selling expenses and a $1.8 million increase in general and administrative expenses. Foreign exchange rate changes added $2.6 million to the operating expense growth. We intend to continue to invest behind strategic initiatives, including our global brand building efforts and expect operating expense to outpace revenue growth for the balance of this year.

Selling expense for the second quarter of 2004 was $81.3 million, $10.9 million, or 15.4%, higher than the second quarter of 2003. The increase was driven by approximately $4.8 million of incremental sales and marketing expenditures, $1.2 million of costs related to international retail expansion and $0.5 million of investments in enhanced product development capability. Foreign exchange rate changes added $2.4 million, or 3.4% to overall selling expense growth. The balance of the increase was comprised of other costs related to Company-wide operations.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $7.5 million and $7.3 million in the second quarters of 2004 and 2003, respectively.

Advertising expense, which is also included in selling expense, was $6.3 million and $3.8 million in the second quarters 2004 and 2003, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are paid. On both July 2, 2004 and June 27, 2003, we had $0.9 million of prepaid advertising recorded on our consolidated balance sheets.

General and administrative expense for the second quarter of 2004 was $21.1 million, $1.8 million, or 9.5%, higher than the prior-year period. As a percentage of revenue, general and administrative expense remained relatively flat to the prior year. The dollar increase was driven by a variety of costs to support Company-wide activities, including a $0.5 million increase in costs associated with our incentive compensation programs. Foreign exchange rate changes also added $0.2 million, or 1.3%, to overall general and administrative expense growth.

Operating Income

Operating income for the second quarter of 2004 was $12.1 million, $3.0 million, or 33.3% higher than second quarter 2003. Operating income as a percentage of revenue expanded 90 basis points to 5.2%.

Operating income for our U.S. Wholesale segment was $32.5 million, $2.4 million, or 8.1% higher than the prior-year period. Revenue growth of 8.4% was complemented by an 80 basis point improvement in gross margin, offset by a 90 basis point increase in operating expense as a percentage of sales. The gross margin improvement was driven by lower product costs resulting from enhanced supply chain execution and relatively lower markdown rates.

Our U.S. Consumer Direct segment's operating income for the 2004 second quarter more than doubled to $2.6 million, driven by 5.2% revenue growth and a 360 basis point expansion in gross margin. The increase was primarily driven by margin rate improvement in our apparel business.

Operating income for our International segment grew by 128.4% to $7.7 million for the quarter. Revenue growth of 10.5% and a 570 basis point gross margin improvement drove much of the increase. Both benefited from favorable foreign exchange rate changes. The expansion in gross margin also reflected lower product costs resulting from enhanced supply chain execution. Operating expense rates for our International segment also increased by 140 basis points as strong revenue growth offset increased investment in retail, international product development capability and marketing.

Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, increased to $30.7 million or 13.4% of total revenue, a 130 basis point increase. Increases in investments in enhanced product development capability and incentive compensation accruals across our support functions were partially offset by the efficient execution of our supply chain operations, which produced favorable variances against our standard costs.

Interest, Other, net and Taxes

Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility plus interest paid on short-term borrowings and interest on short-term debt, was $0.2 for the second quarters of 2004 and 2003.

Other, net includes interest income of $0.4 million and $0.2 million in the second quarters of 2004 and 2003 respectively. Interest income in 2004 reflects higher average investments than in 2003, offset by lower interest rates.

The effective income tax rate was 35.5% in the second quarter of 2004, compared to 35.0% in the second quarter 2003. Our effective tax rate has increased gradually as the relative benefit from our tax exempt manufacturing operations in Puerto Rico has diminished (See Note 10 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2003).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 2, 2004 AND JUNE 27, 2003

Revenue

Consolidated revenue growth of 14.3% in the first half of 2004 reflected strong constant dollar growth in our international business, benefits from foreign currency exchange rate changes and solid gains in our U.S. business. Revenue from the U.S. business totaled $288.1 million in the first half of 2004, up 8.3% over the prior year. International revenues were $263.8 million, 21.7% ahead of the first half of 2003, or 10.4% in constant dollars. Overall, changes in currency exchange rates were responsible for 5.1% of consolidated revenue growth.

  Segments Review

Revenues for our U.S. Wholesale business increased 7.7% to $215.8 million. Growth in our kids', women's casual, outdoor performance and men's casual footwear and apparel categories was partially offset by moderate declines in Timberland PRO® series footwear and boots. U.S. Wholesale business growth reflected gains in independent, department store, discount and athletic channels offset by declines in other national accounts.

U.S. Consumer Direct revenues for the 2004 first half expanded $6.7 million, or 10.1%, to $72.4 million, supported by a 2.4% increase in comparable store sales, the addition of three factory outlet stores in the fourth quarter of 2003 and strong sales growth in our U.S. e-commerce business. Sales gains were driven by increases in apparel, boots, accessories, men's casual, outdoor performance and women's casual footwear, which offset declines in kids' footwear.

International revenues for the first half of 2004 increased 21.7% to $263.8 million, driven by strong sales gains in Europe and Asia and continued progress in building our business in other key markets such as Canada. Overall, International revenues increased to 47.8% of total consolidated revenues.

European revenues grew 19.1%, or 6.6% on a constant dollar basis, to $203.6 million, reflecting solid gains across wholesale and retail channels. Sales growth was driven by strong gains in Germany and the U.K., and growth in other key markets, including France and Scandinavia. European revenue growth reflected strong footwear performance, driven by gains in men's casual, boots and kids. Footwear revenue growth offset constant dollar declines in European apparel and accessories revenue, reflecting mixed reaction to our Spring season product offering and impacts from soft apparel performance at retail in 2003. We are taking several steps to strengthen our international apparel business, including enhancing our focus on our heritage consumer in product development and increasing our capability to tailor apparel offerings to the European market through the international design center that we opened in London in June 2003.

In Asia, first half 2004 revenues grew 29.0%, or 22.0% in constant dollars, to $51.8 million, driven by growth in Hong Kong, Japan, Taiwan, Malaysia and Singapore. This growth reflects continued benefits from our successful efforts to upgrade Timberland's retail and wholesale distribution throughout the region. Sales growth was driven by strong gains in footwear, apparel and accessories revenues. Footwear growth reflected gains in men's casual, women's casual, boots and kids' categories, which offset declines in outdoor performance footwear.

  Products

Worldwide footwear revenue was $412.7 million in the first half of 2004, up $56.5 million or 15.9% from the prior-year period. Footwear revenues, excluding the benefit of foreign exchange, increased 11.3%. Growth was driven by global gains in men's casual, kids', women's casual, boots, and outdoor performance categories. These gains offset moderate declines in Timberland PRO® series footwear. Worldwide footwear unit sales were up 20.4% while the average price decreased by 3.8% reflecting the impact of product mix, offset by foreign exchange rate benefits.

Worldwide apparel and accessories revenue for the 2004 first half grew by 11.3% to $134.0 million. Excluding the benefit of foreign exchange, apparel and accessories revenue grew by 3.6% supported by a 3.1% increase in apparel sales and solid gains in accessories revenue. Apparel and accessories unit sales expanded 6.1% while average selling prices increased 4.9%, due to favorable foreign currency impact and product mix changes.

  Channels

Revenue growth in the first half of 2004 reflected strong global gains across both our wholesale and consumer direct channels. Global wholesale revenues grew 13.8% to $408.7 million while global consumer direct revenues increased 15.9% to $143.3 million. Worldwide, we opened 10 stores, shops and outlets and closed 12 in the first half of 2004 and transferred 7 South Korean shops to our new distributor for that country, Kolon Fashion and Culture.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 50.9% for the first half of 2004, 430 basis points higher than first half 2003 gross margin. Gross margin benefited from continued growth in our International business—which drove 47.8% of our revenues in the 2004 first half. The growth in International sales allowed us to benefit from significant foreign exchange rate changes over the past year, which accounted for approximately 240 of the 430 basis point improvement. The balance of the gain came from favorable product mix, driven by strong footwear sales, and from continued strong supply chain execution, which helped to drive lower product related costs.

We include the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $42.3 million and $41.9 million for the first halves of 2004 and 2003, respectively.

Operating Expense

Operating expense for the first half of 2004 was $221.1 million, 18.6% higher than the $186.4 million in the 2003 first half. As a percent of revenue, operating expense increased 150 basis points to 40.1%. The operating expense rate increase was driven by a $28.7 million increase in selling expenses and a

$6.0 million increase in general and administrative expenses. Foreign exchange rate changes added $8.5 million to the operating expense growth.

Selling expense for the first half of 2004 was $176.7 million, $28.7 million, or 19.4%, higher than the first half of 2003. Within this category of expense, approximately $8.4 million of the increase related to incremental sales and marketing expenditures, $3.5 million to international retail expansion, $2.6 million to increased incentive compensation costs, $1.8 million to higher distribution costs, primarily freight on increased year-over-year shipments, and $1.1 million to investments in enhanced product development capability. Foreign exchange rate changes added $7.5 million, or 5.0% to overall selling expense growth. The balance of the increase was comprised of other costs related to Company-wide operations.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $15.8 million and $14.6 million in the first halves of 2004 and 2003, respectively.

Advertising expense, which is also included in selling expense, was $13.7 million and $10.4 million in the first halves 2004 and 2003, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are paid.

General and administrative expense for the first half of 2004 was $44.4 million, $6.0 million, or 15.7%, higher than the prior-year period. As a percentage of revenue, general and administrative expense remained relatively flat to the prior year. The dollar increase was driven by a $2.0 million increase in costs associated with the Company's incentive compensation programs. Foreign exchange rate changes also added $1.1 million, or 2.8%, to overall general and administrative expense growth.

Operating Income

Operating income for the first half of 2004 was $59.8 million, $21.3 million, or 55.1% higher than the first half of 2003. Operating income as a percentage of revenue expanded 280 basis points to 10.8%.

Operating income for our U.S. Wholesale segment was $69.9 million, $7.7 million, or 12.3% higher than the prior-year period. Revenue growth of 7.7% was complemented by a 230 basis point improvement in gross margin, partially offset by a 100 basis point increase in operating expense as a percentage of sales. The margin improvement was driven by lower product costs resulting from enhanced supply chain execution and relatively lower markdown rates.

Our U.S. Consumer Direct segment's operating income for the 2004 first half increased by 110.8% to $6.0 million, driven by 10.1% revenue growth, a 230 basis point expansion in gross margin and cost efficiencies that resulted in a 160 basis point decrease in U.S. Consumer Direct's operating expense rate.

Operating income for our International segment grew by 83.4% to $47.9 million for the first half. Revenue growth of 21.7% and a 550 basis point gross margin improvement drove much of the increase. Both benefited from favorable foreign exchange rate changes. The expansion in gross margin also reflected lower product costs resulting from enhanced supply chain execution. Operating expense rates for our International segment decreased by 50 basis points as strong revenue growth offset increased investment in retail, international product development capability and marketing.

Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, increased to $63.9 million or 11.6% of total revenue, a 70 basis point increase. Increases in incentive compensation accruals across our support functions and investments in enhanced product development capability were partially offset by the efficient execution of our supply chain operations, which produced favorable variances against our standard costs.

Interest, Other, net and Taxes

Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility plus interest paid on short-term borrowings and interest on short-term debt, was $0.4 for the first halves of 2004 and 2003.

Other, net includes interest income of $0.8 million and $0.6 million in the first halves of 2004 and 2003, respectively. Interest income in 2004 reflects lower interest rates, but higher average investments than in 2003.

The effective income tax rate was 35.5% in the first half of 2004, compared to 35.0% in the first half of 2003. Our effective tax rate has increased gradually as the relative benefit from our tax exempt manufacturing operations in Puerto Rico has diminished.

RECONCILIATION OF TOTAL AND INTERNATIONAL REVENUE INCREASES TO CONSTANT DOLLAR REVENUE INCREASES

Total Company Revenue Reconciliation:

	For the Three Months Ended July 2, 2004		For the Six Months Ended July 2, 2004
	$ millions Change	% Change	$ millions Change	% Change
Revenue increase (GAAP)	$18.5	8.7	$69.3	14.3
Increase due to foreign exchange rate changes	5.6	2.6	24.5	5.1
Revenue increase in constant dollars	12.9	6.1	44.8	9.2

International Revenue Reconciliation:

	For the Three Months Ended July 2, 2004		For the Six Months Ended July 2, 2004
	$ millions Change	% Change	$ millions Change	% Change
Revenue increase (GAAP)	$8.6	10.5	$47.1	21.7
Increase due to foreign exchange rate changes	5.6	6.8	24.5	11.3
Revenue increase in constant dollars	3.0	3.7	22.6	10.4

Management provides constant dollar revenue growth for total Company and International results because management uses the measure to understand revenue growth excluding any impact from foreign exchange rate changes.

LIQUIDITY AND CAPITAL RESOURCES

Accounts Receivable and Inventory

Accounts receivable increased 8.1% to $131.9 million at July 2, 2004, compared with $122.0 million reported at June 27, 2003. The increase in receivables in the second quarter of 2004 compared to the second quarter of 2003 was slightly below our rate of sales growth. Days sales outstanding remained flat at 52 days for the periods ended July 2, 2004 and June 27, 2003. Wholesale days outstanding were 61 days and 63 days for the second quarters ended July 2, 2004 and June 27, 2003, respectively.

Inventory decreased 1.2% to $170.9 million at July 2, 2004 from $173.0 million at June 27, 2003. The twelve month rolling annual inventory turns were 4.7 times through the second quarter of 2004, compared with 4.6 times through the second quarter of 2003, reflecting further improvement in our inventory control efforts.

Cash From Operations

Net cash used by operations for the first half of 2004 was $62.4 million, compared with $10.8 million for the first half of 2003. The use of cash in the first half of 2004, compared with 2003 was primarily due to an increase in incentive based compensation, accounts receivable resulting from higher revenues and tax payments, offset by higher net income.

Net cash used for investing activities amounted to $11.8 million in the first half of 2004, compared with $5.8 million in the first half of 2003. Capital expenditures in 2004 were $10.7 million versus $6.6 million in 2003. Depreciation expense for both the six months ended July 2, 2004 and June 27, 2003 was $10.4 million.

Net cash used for financing activities was $3.9 million in the first half of 2004, compared with $43.5 million in the first half of 2003. Cash flows from financing activities reflected share repurchases of $20.1 million in the first half of 2004, compared with $54.3 million in the first half of 2003. We received cash inflows of $16.3 million in the first half of 2004 from the issuance of common stock related to the exercise of employee stock options, compared with $10.9 million in the first half of 2003. We did not execute share repurchases in the second quarter, reflecting the timing of completion of share sales under the shelf registration filed earlier this year.

On April 30, 2004, we entered into an amended and restated unsecured committed revolving credit agreement with a group of banks, which matures on April 30, 2007 ("Agreement"), unless prior to April 30, 2006, we elect to extend the final maturity date to April 30, 2008. The new Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Under certain circumstances, we may increase the committed borrowing limit by $50,000 for a total commitment of $250,000. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 1.25% at July 2, 2004), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. At July 2, 2004, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At July 2, 2004, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

We had uncommitted lines of credit available from certain banks totaling $30,000 at July 2, 2004. Borrowings under these lines were at prevailing money market rates (1.85% at July 2, 2004). Further,

we had an uncommitted letter of credit facility of $80,000 to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

Management believes that our capital needs for 2004 will be met through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in the exhibit to our Annual Report on Form 10-K entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

OFF BALANCE SHEET ARRANGEMENTS

As of July 2, 2004 and June 27, 2003, we had letters of credit outstanding of $32.8 million and $41.0 million, respectively. All of these letters of credit were issued for the purchase of inventory. As of July 2, 2004, the Company had $180.3 million in hedging contracts outstanding, all of which are due to settle within the next 15 months (see Note 6 to the consolidated financial statements included in Item 8 to our Annual Report on Form 10-K).

We have the following off-balance sheet arrangements:
(Dollars in Millions)

July 2, 2004	Total Amounts Committed
Lines of credit	$—
Letters of credit	32.8
Hedging contracts	180.3

Total	$213.1

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

Forward-looking Information

As discussed in Exhibit 99.1 entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," of our Annual Report on Form 10-K for the year ended December 31, 2003, investors should be aware of factors that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain factors. These factors include, but are not limited to:

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

  •
  Our ability to recover our investment in, and expenditures of, our retail organization through adequate sales at such retail locations; and

  •
  Our ability to respond to actions of our competitors, some of whom have substantially greater resources.

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

Our foreign currency exposure is generated primarily from our European operating subsidiaries offset by purchases of inventory denominated in euro and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations by hedging the related transactions with foreign currency forward contracts. Currently, these foreign currency forward contracts will expire in 15 months or less. Based upon sensitivity analysis as of July 2, 2004, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $17.4 million, compared with $11.6 million at June 27, 2003. The increase at July 2, 2004 is primarily due to the amount of foreign currency contracts held at July 2, 2004, compared with June 27, 2003.

We utilize cash from operations and U.S. dollar denominated borrowings to fund our working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. In addition, we use derivative instruments in our hedging of foreign currency transactions. The derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Cash balances are invested in high-grade securities with terms under 3 months.

We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders' cost of funds, plus an applicable spread, or prevailing money market rates. At July 2, 2004 and June 27, 2003 we had no short-term or long-term debt outstanding.

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

Based on their evaluation as of July 2, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended July 2, 2004, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  We held our Annual Meeting of Stockholders on May 20, 2004 (the "Annual Meeting").

  (c)
  At the Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
John F. Brennan	24,086,587	1,754,810
Ian W. Diery	24,451,638	1,389,759
Irene M. Esteves	24,449,134	1,392,263

The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:

Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Sidney W. Swartz	83,352,578	1,565,139
Jeffrey B. Swartz	83,539,691	1,378,026
John E. Beard	75,886,086	9,031,631
John A. Fitzsimmons	83,218,385	1,699,332
Virginia H. Kent	82,793,653	2,124,064
Bill Shore	82,399,978	2,517,739

There were no abstentions or broker non-votes with respect to the election of the director nominees.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

  Exhibit 10.1—Amended and Restated Revolving Credit Agreement dated as of April 30, 2004 among The Timberland Company, certain banks listed therein and Fleet National Bank, as administrative agent.

  Exhibit 10.2—2001 Non-Employee Directors Stock Plan, as amended.

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

  (b)
  Reports on Form 8-K.

  (i)
  We filed a Form 8-K on April 21, 2004. We furnished our first quarter 2004 earnings press release as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and furnished the information contained in the earnings press release pursuant to Item 12 "Results of Operations and Financial Condition." We also furnished certain information regarding a non-GAAP measure included in our press release.

  (ii)
  We filed a Form 8-K on May 17, 2004. We furnished a Purchase Agreement dated as of May 13, 2004 by and among The Timberland Company, selling stockholders named in the Purchase Agreement and Merrill Lynch & Co. as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and reported under Item 5 "Other Events and Required FD Disclosure" that the Purchase Agreement was entered into in connection with the public offering of shares of the Company's Class A Common Stock pursuant to the Prospectus Supplement, dated as of May 13, 2004, to the Prospectus, dated as of January 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: August 10, 2004	By:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President—Finance and Administration, Chief Financial Officer
Date: August 10, 2004	By:	/s/ JOHN CRIMMINS John Crimmins Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
Exhibit 10.1	Amended and Restated Revolving Credit Agreement dated as of April 30, 2004 among The Timberland Company, certain banks listed therein and Fleet National Bank, as administrative agent.
Exhibit 10.2	2001 Non-Employee Directors Stock Plan, as amended.
Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

QuickLinks

THE TIMBERLAND COMPANY FORM 10-Q
TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
THE TIMBERLAND COMPANY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Amounts in Thousands, Except Per Share Data)
THE TIMBERLAND COMPANY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
THE TIMBERLAND COMPANY NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)
  Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
  Part II OTHER INFORMATION
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES