Form 10-Q
period 2004-10-01
TIMBERLAND CO
filed 2004-11-10
CIK 814361

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2004
OR
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

        On November 5, 2004, 28,542,528 shares of the registrant's Class A Common Stock were outstanding and 5,871,830 shares of the registrant's Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	Oct. 1, 2004	Sept. 26, 2003	Dec. 31, 2003
Assets
Current assets
Cash and equivalents	$119,779	$35,902	$241,803
Accounts receivable, net of allowance for doubtful accounts of $9,276 at October 1, 2004, $8,575 at September 26, 2003 and $7,704 at December 31, 2003	279,182	264,036	125,088
Inventory	182,979	175,490	119,581
Prepaid expense	21,335	21,925	25,906
Deferred income taxes	22,400	21,256	27,182

Total current assets	625,675	518,609	539,560

Property, plant and equipment, net	75,812	68,939	76,360
Goodwill	14,163	14,163	14,163
Intangible assets	3,991	3,515	3,807
Other assets, net	9,496	7,103	7,826

Total assets	$729,137	$612,329	$641,716

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$54,379	$50,236	$38,026
Accrued expense
Payroll and related	42,996	41,785	54,846
Other	67,970	67,211	60,579
Income taxes payable	39,976	34,358	27,482
Derivative liabilities	4,264	6,334	16,058

Total current liabilities	209,585	199,924	196,991

Deferred compensation and other liabilities	11,081	5,231	9,318
Deferred income taxes	8,086	6,689	6,944
Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 44,931,106 shares issued at October 1, 2004, 42,715,007 shares issued at September 26, 2003 and 43,050,277 shares issued at December 31, 2003	449	427	431
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 5,871,830 shares issued and outstanding at October 1, 2004, 7,144,675 shares issued and outstanding at September 26, 2003 and 6,942,834 shares issued and outstanding at December 31, 2003	59	71	69
Additional paid-in capital	214,180	166,199	175,629
Deferred compensation	(17,297)	(6,395)	(8,209)
Retained earnings	831,357	684,241	723,705
Accumulated other comprehensive income/(loss)	7,454	(469)	1,306
Treasury stock at cost; 16,167,868 Class A shares at October 1, 2004, 14,539,950 Class A shares at September 26, 2003 and 14,972,185 Class A shares at December 31, 2003	(535,817)	(443,589)	(464,468)

Total stockholders' equity	500,385	400,485	428,463

Total liabilities and stockholders' equity	$729,137	$612,329	$641,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
Revenue	$493,933	$443,960	$1,045,920	$926,690
Cost of goods sold	250,161	241,160	521,200	498,886

Gross profit	243,772	202,800	524,720	427,804

Operating expense
Selling	110,761	98,202	287,429	246,203
General and administrative	26,994	21,072	71,436	59,487

Total operating expense	137,755	119,274	358,865	305,690

Operating income	106,017	83,526	165,855	122,114

Other expense/(income)
Interest expense	147	328	547	767
Other, net	(548)	305	(1,594)	(226)

Total other expense/(income)	(401)	633	(1,047)	541

Income before provision for income taxes	106,418	82,893	166,902	121,573
Provision for income taxes	37,778	29,620	59,250	43,158

Net income	$68,640	$53,273	$107,652	$78,415

Earnings per share
Basic	$1.96	$1.51	$3.08	$2.20

Diluted	$1.92	$1.47	$3.00	$2.15

Weighted-average shares outstanding
Basic	34,962	35,378	34,985	35,684

Diluted	35,712	36,189	35,868	36,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Nine Months Ended
	Oct. 1, 2004	Sept. 26, 2003
Cash flows from operating activities:
Net income	$107,652	$78,415
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	1,323	532
Amortization of deferred compensation	2,357	1,308
Depreciation and other amortization	16,585	16,138
Loss on disposal of property, plant and equipment	86	—
Tax benefit from stock option plans	11,579	8,098
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(154,386)	(125,869)
Inventory	(63,469)	(51,917)
Prepaid expense	4,471	353
Accounts payable	16,733	12,238
Accrued expense	(4,354)	18,004
Income taxes	12,523	14,262

Net cash used by operating activities	(48,900)	(28,438)

Cash flows from investing activities:
Additions to property, plant and equipment	(15,577)	(10,646)
Other, net	(1,561)	847

Net cash used by investing activities	(17,138)	(9,799)

Cash flows from financing activities:
Common stock repurchases	(74,985)	(84,153)
Issuance of common stock	19,172	14,665

Net cash used by financing activities	(55,813)	(69,488)

Effect of exchange rate changes on cash and equivalents	(173)	2,432

Net decrease in cash and equivalents	(122,024)	(105,293)
Cash and equivalents at beginning of period	241,803	141,195

Cash and equivalents at end of period	$119,779	$35,902

Supplemental disclosures of cash flow information:
Interest paid	$356	$437
Income taxes paid	33,853	20,304

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

In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, in the third quarter and the first nine months of 2004 we recorded approximately $1,520 and $3,704 of reimbursement of shipping expenses within revenues and the related shipping costs within selling expense, respectively. In the third quarter of 2003 we recorded approximately $1,500 of reimbursement of shipping expenses within revenues and the related shipping costs within selling expense. For the first six months of 2003, shipping reimbursements of $2,100 were recorded as an offset to selling expenses. Shipping costs included in selling expense were approximately $4,800 and $4,700 for the third quarters of 2004 and 2003, respectively, and $12,000 and $11,400 for the first nine months of 2004 and 2003, respectively.

We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based on our historical rate of credit losses and our knowledge of the financial condition of our customers.

Note 2. Historical Financial Results

        The results of operations for the three and nine months ended October 1, 2004 are not necessarily indicative of the results to be expected for the full year. Historically, our revenue has been more heavily weighted to the second half of the year.

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

In our consolidated financial statements, no compensation cost has been recognized for stock option grants issued under any of our stock option plans, however, the Company has recognized compensation cost for restricted stock awards. Had compensation cost for stock option grants issued been determined under the fair value method of SFAS No. 123, our net income and diluted earnings per share for the three and nine months ended October 1, 2004 and September 26, 2003 would have been:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
Net income as reported	$68,640	$53,273	$107,652	$78,415
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	557	304	1,520	843
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,543	2,011	7,734	6,108

Pro forma net income	$66,654	$51,566	$101,438	$73,150

Basic earnings per share, as reported	1.96	1.51	3.08	2.20
Pro forma basic earnings per share	1.91	1.46	2.90	2.05
Diluted earnings per share, as reported	1.92	1.47	3.00	2.15
Pro forma diluted earnings per share	1.87	1.42	2.83	2.00

The fair value of each stock option granted for the three months ended October 1, 2004 and September 26, 2003 under our plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under the plans: expected volatility of 34.0% and 38.1%; risk-free interest rates of 2.8% and 1.7%; expected lives of 5.3 and 4.4 years; and no dividend payments. The weighted-average fair values per share of stock options granted, exercise price equals market value, for the three months ending October 1, 2004 and September 26, 2003 were $20.22 and $15.24, respectively.

The following weighted-average assumptions were used to value grants issued under our plans for the nine months ended October 1, 2004 and September 26, 2003, respectively: expected volatility of 36.4% and 41.1%; risk-free interest rates of 1.8% and 1.7%; expected lives of 4.7 and 5.0 years; and no dividend payments. The weighted-average fair values per share of stock options granted, exercise price equals market value, for the nine months ending October 1, 2004 and September 26, 2003 were $20.66 and $15.42, respectively.

Note 4. Earnings Per Share

        Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS reflects the potential dilution that would occur if securities such as stock options were exercised. Dilutive securities included in the calculation of diluted weighted-average shares were 749,810 and 811,080 for the three months ended October 1, 2004 and September 26, 2003, respectively, and 882,745 and 827,807 for the first nine months of 2004 and 2003, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 609,410 and 572,806 for the third quarters of 2004 and 2003, respectively, and 455,014 and 562,643 for the first nine months of 2004 and 2003, respectively.

Note 5. Goodwill and Other Intangible Assets

        Our annual impairment tests, conducted as of July 1, 2004, have determined that no impairment of goodwill has occurred.

Information regarding our other intangible assets and related expenses follows:

As of October 1, 2004			As of September 26, 2003			As of December 31, 2003
Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
$8,595	$(4,604)	$3,991	$7,566	$(4,051)	$3,515	$8,283	$(4,476)	$3,807

Amortization expense for the third quarters of 2004 and 2003 was $378 and $344, respectively, and $1,068 and $988 for the first nine months of 2004 and 2003, respectively. The estimated amortization for existing intangible assets as of October 1, 2004, for each of the five succeeding fiscal years is as follows: 2004: $1,464; 2005: $1,334; 2006: $1,033; 2007: $704; 2008: $399. The amortization period for other tangible assets and related expenses is five years.

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

In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements in non-U.S. Dollar denominated assets, liabilities and income as we purchase and sell goods in local currencies. We have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these exposures. We use derivative instruments, specifically forward contracts, to hedge a portion of our forecasted foreign currency transactions, typically for a period not greater than 18 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of October 1, 2004, we had forward contracts maturing at various dates through January 2006 to sell the equivalent of $231,862 in foreign currencies at contracted rates and to buy the equivalent of $1,071 in foreign currencies at contracted rates. As of September 26, 2003, we had forward contracts maturing at various dates through January 2005 to sell the equivalent of $236,715 in foreign currencies at contracted rates and to buy the equivalent of $6,983 in foreign currencies at contracted rates.

On October 1, 2004, September 26, 2003 and December 31, 2003, we had $4,264, $6,334 and $16,058 in derivative liabilities, respectively. Those amounts reflect the fair value of our cash flow hedges. The $4,264 derivative liability as of October 1, 2004 represents hedges in place through the fourth quarter of 2005.

Note 7. Comprehensive Income

        Comprehensive income for the three and nine months ended October 1, 2004 and September 26, 2003 follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2004	Sept. 26, 2003	October 1, 2004	Sept. 26, 2003
Net income	$68,640	$53,273	$107,652	$78,415
Change in cumulative translation adjustment	(99)	1,161	(1,045)	5,599
Change in fair value of derivative financial instruments, net of taxes	3,019	3,107	7,193	3,769

Comprehensive income	$71,560	$57,541	$113,800	$87,783

For the three months ended October 1, 2004 and September 26, 2003, the after tax hedging losses reclassified to earnings were $2,995 and $5,498, respectively, and for the nine months ended October 1, 2004 and September 26, 2003, the after tax hedging losses reclassified to earnings were $6,262 and $12,577, respectively. The decrease in 2004 hedging losses compared to 2003 resulted from exchange rate fluctuation.

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

The Unallocated Corporate component of segment reporting consists primarily of the corporate finance, legal, information services and administrative expenses, United States distribution expenses, a majority of United States marketing expenses and other costs incurred in support of company-wide activities. This segment now includes costs related to worldwide product development, which were previously included in U.S. Wholesale. In the table below, Unallocated Corporate expenses for the three months and nine months of 2003 increased by $4,006 and $11,733, respectively, to reflect this reclassification. For the three months and nine months of 2004 worldwide product development costs were $5,385 and $16,341, respectively. Unallocated Corporate also includes other expense/(income), which is primarily interest expense, interest income and other miscellaneous expense/(income). Such expenses are not allocated among the reported business segments.

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

For the Three Months Ended October 1, 2004 and September 26, 2003

	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
2004
Revenue	$234,287	$50,456	$209,190	$—	$493,933
Operating income/(loss)	86,306	6,728	60,547	(47,564)	106,017
Income/(loss) before income taxes	86,306	6,728	60,547	(47,163)	106,418
Total assets	242,190	34,128	292,141	160,678	729,137
Goodwill	6,804	794	6,565	—	14,163
2003
Revenue	$221,011	$47,588	$175,361	$—	$443,960
Operating income/(loss)	79,372	4,985	40,373	(41,204)	83,526
Income/(loss) before income taxes	79,372	4,985	40,373	(41,837)	82,893
Total assets	234,322	32,782	257,388	87,837	612,329
Goodwill	6,804	794	6,565	—	14,163

For the Nine Months Ended October 1, 2004 and September 26, 2003

	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
2004
Revenue	$450,067	$122,823	$473,030	$—	$1,045,920
Operating income/(loss)	156,240	12,679	108,417	(111,481)	165,855
Income/(loss) before income taxes	156,240	12,679	108,417	(110,434)	166,902
2003
Revenue	$421,319	$113,289	$392,082	$—	$926,690
Operating income/(loss)	141,652	7,808	66,477	(93,823)	122,114
Income/(loss) before income taxes	141,652	7,808	66,477	(94,364)	121,573

Note 9. Inventory

        Inventory consists of the following:

	October 1, 2004	September 26, 2003	December 31, 2003
Materials	$4,093	$2,637	$2,333
Work-in-process	1,875	2,037	1,918
Finished goods	177,011	170,816	115,330

Total	$182,979	$175,490	$119,581

Note 10. Restricted Stock Awards and Other

        In 2003, our Board of Directors approved up to 97,500 shares of Class A Common Stock for performance based programs. On March 3, 2004, we issued 93,138 restricted shares of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. The award of these restricted share grants was based on the achievement of specified performance targets for the period from July 1, 2003 through December 31, 2003. These shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. These restrictions lapse equally three and four years after the award date. We account for these restricted share grants under the provisions of APB No. 25 and record deferred compensation on our balance sheet for the unvested portion of the grant.

In 2004, our Board of Directors approved future awards of restricted share grants of Class A Common Stock under the Company's 1997 Incentive Plan, as amended. The award of these restricted share grants is based on achieving certain performance targets for the period January 1, 2004 through December 31, 2006. Should the minimum performance targets be achieved or exceeded, targeted grants of up to 310,093, 199,575 and 190,199 shares will be made in 2005, 2006 and 2007, respectively. The number of shares granted will be affected by the market value per share at the time of award. These restricted share grants are also accounted for under the provisions of APB No. 25. Accordingly, as of October 1, 2004, we have recorded deferred compensation on our balance sheet based upon the Company's evaluation of the probability of achieving 2004 performance targets.

As of October 1, 2004, we have an outstanding loan receivable of $524 from an officer of the Company, due for payment in the fourth quarter of 2004. The loan is also described in Footnote 16 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 11. Income Taxes

        The effective tax rate for the three and nine months ended October 1, 2004 was 35.5%. The effective tax rate for the three and nine months ended September 26, 2003 was 35.7% and 35.5%, respectively

Note 12. Share Repurchase

        On May 16, 2002, our Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. This program was completed during the third quarter of 2004. On September 23, 2003, our Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. We have repurchased 684,506 shares under this authorization. We may use repurchased shares to offset future issuances under the Company's stock-based employee incentive plans or for other purposes. From time to time, we use Rule 10b5-1 plans to facilitate share repurchases. Shares repurchased totaled 978,231 during the quarter ended October 1, 2004.

Note 13. Litigation

        We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

Note 14. Revolving Credit Agreement

        On April 30, 2004, we entered into an amended and restated unsecured committed revolving credit agreement with a group of banks, which matures on April 30, 2007 ("Agreement"), unless prior to April 30, 2006, we elect to extend the final maturity date to April 30, 2008. The new Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Under certain circumstances, we may increase the committed borrowing limit by $50,000 for a total commitment of $250,000. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 1.75% at October 1, 2004), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. At October 1, 2004, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At October 1, 2004, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        The following discusses The Timberland Company's ("we", "our", "us", "Timberland" or the "Company") results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the unaudited condensed consolidated financial statements and related notes. Included is a discussion and reconciliation of total Company and International revenue growth to constant dollar revenue growth. Constant dollar revenue growth, which excludes the impact of changes in foreign exchange rates, is not a Generally Accepted Accounting Principle ("GAAP") performance measure. We provide constant dollar revenue growth for total Company and International results because we use the measure to understand revenue growth excluding any impact from foreign exchange rate changes.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. Currently, the Company is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. Our significant accounting policies are described in Note 1 to the Company's consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2003. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Our strategy centers on expanding the penetration of the Timberland® brand among the growing number of consumers who choose to pursue an outdoor-inspired lifestyle. To achieve this objective, we offer an integrated product selection of footwear, apparel and accessories that reinforces the functional performance benefits and classic styling that consumers have come to expect from the Timberland brand. We sell these products through high quality distribution channels, including our own retail stores.

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

Highlights of our third quarter of 2004 financial performance, compared to the third quarter of 2003, include the following:

  •
  Revenues increased 11.3% to $493.9 million, driven by 6.0% growth in our U.S. business and 19.3% growth in our international operations.

  •
  Operating profits increased 26.9% to $106.0 million.

  •
  Operating margins increased from 18.8% to 21.5%, driven by strong gross margin gains which more than offset increases in operating expenses as a percent of sales that reflected investments against global brand building efforts.

  •
  Net income increased 28.8% to $68.6 million.

  •
  Diluted earnings per share increased by 30.6% from $1.47 to $1.92, reflecting strong profit gains and the benefit of shares repurchased in the last year.

  •
  Cash at the end of the quarter was $119.8 million with no debt outstanding.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 1, 2004 AND SEPTEMBER 26, 2003

Revenue

Consolidated revenue growth of 11.3% in the third quarter of 2004 reflected gains in both our U.S. and International businesses and benefits from foreign currency exchange rate changes. Revenue from the U.S. business totaled $284.7 million in the third quarter of 2004, up 6.0% over the prior-year period. International revenues were $209.2 million, 19.3% ahead of the third quarter of 2003, or 10.6% in constant dollars. Overall, changes in currency exchange rates were responsible for 3.4% of consolidated revenue growth.

  Segments Review

We have three reportable business segments (see Note 8): U.S. Wholesale, U.S. Consumer Direct and International.

Revenues for our U.S. Wholesale business increased 6.0% to $234.3 million, driven by double-digit gains in women's casual, kids' and Timberland PRO® series footwear products offset by a modest decline in boots. U.S. Wholesale business growth reflected sales gains in athletic and other national accounts, department store and discount channels.

U.S. Consumer Direct revenues for the third quarter expanded $2.9 million, or 6.0%, to $50.5 million, reflecting a 1.3% comparable stores sales increase and the benefits from the addition of five Timberland® outlet stores over the past year. Sales gains were driven by growth in boots, apparel, accessories and casual footwear.

International revenues for the third quarter of 2004 increased 19.3% to $209.2 million, benefiting from strong growth in our men's casual, boots, kids' and women's casual footwear categories and foreign exchange rate gains. These gains offset moderate constant dollar declines in apparel sales. Overall, International revenues increased to 42.4% of total consolidated revenues.

European revenues were $172.8 million, up 19.0% compared to the prior-year period, with an increase of 9.4% on a constant dollar basis. Revenues were driven by growth in Northern Europe, reflecting strong gains in developed markets such as the UK and double-digit growth in key expansion markets such as Germany and Scandinavia. European footwear sales gains were driven by double-digit growth in boots, men's casual, kids' and women's casual products. While European apparel sales were down as expected, we continue to make progress in addressing recent performance in our apparel business, leveraging an enhanced focus on our loyalist consumer and capabilities from our international design center.

In Asia, third quarter 2004 revenues grew 14.6%, or 10.4% in constant dollars, to $29.6 million, reflecting strong gains in key Southeast Asia markets such as Hong Kong and Taiwan and solid growth in Japan. Sales growth continues to benefit from successful efforts to upgrade our retail and wholesale distribution. In the third quarter, we opened one specialty store and one shop in Japan, one specialty store in Singapore and completed store refurbishments in several key locations across Asia. Sales growth was strong, with balanced growth in both footwear and apparel. Footwear growth reflected gains in men's casual, kids' and women's casual, offset by a decline in boots.

  Products

Worldwide footwear revenue was $388.2 million in the third quarter of 2004, up $46.3 million or 13.6% from the prior-year period. Footwear revenues, excluding the benefit of foreign exchange, increased 10.3%. Growth was driven by global gains in kids', men's casual, women's casual, boots and Timberland PRO® series footwear. Worldwide footwear unit sales were up 15.4%, while the average price decreased by 1.6%, reflecting the impact of product and channel mix, offset by foreign exchange rate benefits.

Worldwide apparel and accessories revenue for the 2004 third quarter grew by 3.1% to $101.4 million. Excluding the benefit of foreign exchange, apparel and accessories revenue decreased by 1.0%. Apparel and accessories unit sales remained flat while average selling prices increased 3.0%, reflecting favorable foreign currency impacts.

  Channels

Revenue growth in the third quarter of 2004 reflected strong global gains across both our wholesale and consumer direct channels. Global wholesale revenues grew 11.7% to $407.5 million while global consumer direct revenues increased 9.2% to $86.4 million. Worldwide, we opened four stores, shops and outlets and closed two in the third quarter of 2004.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 49.4% for the third quarter of 2004, 370 basis points higher than third quarter 2003 gross margin. Continued growth in International sales allowed us to benefit from foreign exchange rate changes over the past year, which accounted for approximately 170 of the 370 basis point improvement. The balance of the gain reflected continued benefits from enhanced supply chain execution, supporting lower product-related costs and additional full price sales through enhanced product availability, and from favorable business mix.

We include the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $26.5 million and $28.7 million for the third quarters of 2004 and 2003, respectively.

Operating Expense

Operating expense for the third quarter of 2004 was $137.8 million, 15.5% higher than the $119.3 million in the 2003 third quarter. As a percent of revenue, operating expense increased 100 basis points to 27.9%. The operating expense rate increase was driven by a $12.6 million increase in selling expenses and a $5.9 million increase in general and administrative expenses, which included $4.6 million, or 3.8%, in operating expense growth related to foreign exchange rate changes.

Selling expense for the third quarter of 2004 was $110.8 million, $12.6 million, or 12.8%, higher than in the third quarter of 2003. The increase was driven by approximately $8.3 million of incremental sales and marketing expenditures, $1.8 million in distribution costs and $1.1 million of costs related to international retail expansion, offset by a decrease of $1.3 million in incentive compensation programs and $0.5 million in product development costs. Foreign exchange rate changes added $3.6 million, or 3.6% to overall selling expense growth. The balance of the increase was comprised of other costs related to Company-wide operations.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $9.6 million and $8.6 million in the third quarters of 2004 and 2003, respectively.

Advertising expense, which is also included in selling expense, was $11.3 million and $8.3 million in the third quarters 2004 and 2003, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are paid. Prepaid advertising recorded on our consolidated balance sheets on October 1, 2004 and September 26, 2003 was $2.2 million and $2.1 million, respectively.

General and administrative expense for the third quarter of 2004 was $27.0 million, $5.9 million, or 28.1%, higher than the prior-year period. As a percentage of revenue, general and administrative expense increased by 80 basis points, compared with the prior-year. The increase was driven by approximately $3.0 million in corporate support principally for strategic initiatives and Sarbanes-Oxley compliance efforts and $0.5 million in costs associated with our incentive compensation programs. Foreign exchange rate changes also added $1.0 million, or 4.9%, to overall general and administrative expense growth.

Operating Income

Operating income for the third quarter of 2004 was $106.0 million, $22.5 million, or 26.9% higher than third quarter 2003. Operating income as a percentage of revenue expanded 270 basis points to 21.5%.

Operating income for our U.S. Wholesale segment was $86.3 million, $6.9 million, or 8.7% higher than the prior-year period. Revenue growth of 6.0% was complemented by a 120 basis point improvement in gross margin, offset by a 30 basis point increase in operating expense as a percentage of sales reflecting increased support behind brand building efforts. The gross margin improvement was driven by lower product costs resulting from enhanced supply chain execution and relatively lower markdown rates.

Our U.S. Consumer Direct segment's operating income for the 2004 third quarter increased to $6.7 million, driven by 6.0% revenue growth and a 250 basis point expansion in gross margin, reflecting improvement in our footwear, apparel and accessories businesses.

Operating income for our International segment grew by 50.0% to $60.5 million for the quarter. Revenue growth of 19.3% and a 580 basis point gross margin improvement drove much of the increase. Both benefited from favorable foreign exchange rate changes. The expansion in gross margin also reflected lower product costs resulting from enhanced supply chain execution, favorable product mix reflecting strong footwear sales and lower markdown. Operating expense rates for our International segment remained relatively flat as strong revenue growth offset increased investment in retail, marketing and international product development capability.

Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, increased to $47.6 million, or 9.6% of total revenue, a 30 basis point increase. Increased support of key brand building initiatives, including the launch of our new Make it Better™ campaign was partially offset by the efficient execution of our supply chain operations, which produced favorable variances against our standard costs.

Interest, Other, net and Taxes

Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility plus interest paid on short-term borrowings and interest on short-term debt, was $0.1 million and $0.3 million for the third quarters of 2004 and 2003, respectively. The reduction in interest expense from prior period reflects a reduction in borrowing in the third quarter of 2004 and lower fees on our new credit facility.

Other, net includes interest income of $0.3 million and $0.2 million in the third quarters of 2004 and 2003, respectively. Interest income in 2004 reflects higher average investments and higher interest rates than in 2003.

The effective income tax rate was 35.5% in the third quarter of 2004, compared to 35.7% in the third quarter 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 1, 2004 AND SEPTEMBER 26, 2003

Revenue

Consolidated revenue growth of 12.9% in the first nine months of 2004 reflected strong constant dollar growth in our U.S. and International businesses and benefits from foreign currency exchange rate changes. Revenue from the U.S. business totaled $572.9 million in the first nine months of 2004, up 7.2% over the prior-year. International revenues were $473.0 million, 20.6% ahead of the first nine months of 2003, or 10.5% in constant dollars. Overall, changes in currency exchange rates were responsible for 4.3% of consolidated revenue growth.

  Segments Review

Revenues for our U.S. Wholesale business increased 6.8% to $450.1 million. Growth in our women's casual, kids', outdoor performance and men's casual footwear and apparel categories was partially offset by a moderate decline in boots. U.S. Wholesale business growth reflected gains in athletic and other national accounts, independent, department store and discount channels.

U.S. Consumer Direct revenues for the first nine months of 2004 expanded 8.4%, to $122.8 million, supported by a 1.9% increase in comparable store sales and the addition of five factory outlet stores over the last year. Sales gains were driven by increases in apparel and accessories, boots, men's and women's casual and outdoor performance footwear, which offset declines in kids' footwear.

International revenues for the first nine months of 2004 increased 20.6%, or 10.5% in constant dollars, to $473.0 million, driven by strong sales gains in Europe and Asia and continued progress in building our business in other key markets such as Canada. Overall, International revenues increased to 45.2% of total consolidated revenues.

European revenues grew 19.0%, or 7.9% on a constant dollar basis, to $376.3 million, reflecting solid gains across wholesale and retail channels. Sales growth was driven by strong gains in the U.K., Germany and our European distributor business, and growth in other key markets, including Benelux, Scandinavia and France. European revenue growth reflected strong footwear performance, driven by gains in boots, men's casual, kids' and women's casual. Footwear revenue growth offset constant dollar declines in European apparel and accessories revenue. We are taking several steps to strengthen our European apparel business, including enhancing our focus on our heritage consumer in product development and increasing our capability to tailor apparel offerings to the European market through the international design center that we opened in London in June 2003.

In Asia, for the first nine months of 2004 revenues grew 23.4%, or 17.5% in constant dollars, to $81.4 million, driven by growth in Hong Kong, Japan, Taiwan, our distributor business and Malaysia.

This growth reflects continued benefits from our successful efforts to upgrade Timberland's retail and wholesale distribution throughout the region. Sales growth was driven by strong gains in both footwear and apparel. Footwear growth reflected gains in men's casual, women's casual and kids' categories, which offset declines in boots.

  Products

Worldwide footwear revenue was $800.9 million in the first nine months of 2004, up $102.9 million or 14.7% from the prior-year period. Footwear revenues, excluding the benefit of foreign exchange, increased 10.8%. Growth was driven by global gains in kids', men's casual, women's casual, boots, outdoor performance and in Timberland PRO® series footwear categories. Worldwide footwear unit sales were up 17.9% while the average price decreased by 2.7% reflecting the impact of product mix, offset by foreign exchange rate benefits.

Worldwide apparel and accessories revenue for the 2004 first nine months grew by 7.6% to $235.4 million. Excluding the benefit of foreign exchange, apparel and accessories revenue grew by 1.5% supported by a 1.6% increase in apparel sales and gains in accessories revenue. Apparel and accessories unit sales expanded 3.6% while average selling prices increased 3.9%, due primarily to favorable foreign currency impact and product mix changes.

  Channels

Revenue growth in the first nine months of 2004 reflected strong global gains across both our wholesale and consumer direct channels. Global wholesale revenues grew 12.7% to $816.3 million while global consumer direct revenues increased 13.3% to $229.7 million. Worldwide, we opened 14 stores, shops and outlets and closed 14 in the first nine months of 2004 and transferred seven South Korean shops to our new distributor for that country, Kolon Fashion and Culture.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 50.2% for the first nine months of 2004, 400 basis points higher than first nine months 2003 gross margin. Gross margin benefited from continued growth in our International business. The growth in International sales allowed us to benefit from significant foreign exchange rate changes over the past year, which accounted for approximately 210 of the 400 basis point improvement. The balance of the gain came from continued strong supply chain execution, which helped to drive lower product related costs and from favorable product mix, driven by strong footwear sales.

We include the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $68.9 million and $64.5 million for the first nine months of 2004 and 2003, respectively.

Operating Expense

Operating expense for the first nine months of 2004 was $358.9 million, 17.4% higher than the $305.7 million in the first nine months of 2003. As a percent of revenue, operating expense increased 130 basis points to 34.3%. The operating expense rate increase was driven by a $41.2 million increase in selling expenses and a $12.0 million increase in general and administrative expenses, which included $13.1 million, or 4.3%, in operating expense growth related to foreign exchange rate changes.

Selling expense for the first nine months of 2004 was $287.4 million, $41.2 million or 16.7%, higher than the first nine months of 2003. Within this category of expense, approximately $16.7 million of the increase related to incremental sales and marketing expenditures, $4.6 million to international retail expansion, $3.6 million to higher distribution costs, primarily freight on increased year-over-year shipments, $1.3 million to increased incentive compensation costs and $0.6 million to investments in enhanced product development capability. Foreign exchange rate changes added $11.0 million, or 4.5% to overall selling expense growth. The balance of the increase was comprised of other costs related to Company-wide operations.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $25.4 million and $23.5 million in the first nine months of 2004 and 2003, respectively.

Advertising expense, which is also included in selling expense, was $25.0 million and $18.7 million in the first nine months 2004 and 2003, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are paid.

General and administrative expense for the first nine months of 2004 was $71.4 million, $12.0 million, or 20.1%, higher than the prior-year period. As a percentage of revenue, general and administrative expense increased by 40 basis points compared with the prior period. The dollar increase was driven by approximately $4.2 million in corporate support principally for strategic initiatives and Sarbanes-Oxley compliance efforts and $2.5 million in costs associated with the Company's incentive compensation programs. Foreign exchange rate changes also added $2.1 million, or 3.6%, to overall general and administrative expense growth.

Operating Income

Operating income for the first nine months of 2004 was $165.9 million, $43.7 million, or 35.8% higher than the first nine months of 2003. Operating income as a percentage of revenue expanded 270 basis points to 15.9%.

Operating income for our U.S. Wholesale segment was $156.2 million, $14.6 million, or 10.3% higher than the prior-year period. Revenue growth of 6.8% was complemented by a 180 basis point improvement in gross margin, partially offset by a 70 basis point increase in operating expense as a percentage of sales. The margin improvement was driven by lower product costs resulting from enhanced supply chain execution and relatively lower markdown rates.

Our U.S. Consumer Direct segment's operating income for the first nine months of 2004 increased by 62.4% to $12.7 million, driven by 8.4% revenue growth, a 250 basis point expansion in gross margin and cost efficiencies that resulted in a 90 basis point decrease in U.S. Consumer Direct's operating expense rate.

Operating income for our International segment grew by 63.1% to $108.4 million for the first nine months of 2004. Revenue growth of 20.6% and a 570 basis point gross margin improvement drove much of the increase. Both benefited from favorable foreign exchange rate changes. The expansion in gross margin also reflected lower product costs resulting from enhanced supply chain execution. Operating expense rates for our International segment decreased by 30 basis points as strong revenue growth offset increased investment in retail, international product development capability and marketing.

Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, increased to $111.5 million or 10.7% of total revenue, a 50 basis point increase. Increased incentive compensation accruals, increased support of key brand building initiatives, including the launch of our new Make it Better™ marketing campaign and investments in enhanced product development capability were partially offset by the efficient execution of our supply chain operations, which produced favorable variances against our standard costs.

Interest, Other, net and Taxes

Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility plus interest paid on short-term borrowings and interest on short-term debt, was $0.5 million and $0.8 for the first nine months of 2004 and 2003, respectively. The reduction in interest expense reflects lower costs on our new credit facility and a reduction in short term borrowings.

Other, net includes interest income of $1.2 million and $0.8 million in the first nine months of 2004 and 2003, respectively. Interest income in 2004 reflects lower interest rates, but higher average investments than in 2003.

The effective income tax rate for the first nine months ended October 1, 2004 and September 26, 2003 was 35.5%.

RECONCILIATION OF TOTAL AND INTERNATIONAL REVENUE INCREASES TO CONSTANT DOLLAR REVENUE INCREASES

Total Company Revenue Reconciliation:

	For the Three Months Ended October 1, 2004		For the Nine Months Ended October 1, 2004
	$ millions Change	% Change	$ millions Change	% Change
Revenue increase (GAAP)	$50.0	11.3	$119.2	12.9
Increase due to foreign exchange rate changes	15.3	3.4	39.8	4.3
Revenue increase in constant dollars	34.7	7.9	79.4	8.6

International Revenue Reconciliation:

	For the Three Months Ended October 1, 2004		For the Nine Months Ended October 1, 2004
	$ millions Change	% Change	$ millions Change	% Change
Revenue increase (GAAP)	$33.8	19.3	$80.9	20.6
Increase due to foreign exchange rate changes	15.3	8.7	39.8	10.1
Revenue increase in constant dollars	18.5	10.6	41.1	10.5

Management provides constant dollar revenue growth for total Company and International results because we use the measure to understand revenue growth excluding any impact from foreign exchange rate changes.

LIQUIDITY AND CAPITAL RESOURCES

Accounts Receivable and Inventory

Accounts receivable increased 5.7% to $279.2 million at October 1, 2004, compared with $264.0 million reported at September 26, 2003. The increase in receivables in the third quarter of 2004 compared to the third quarter of 2003 was slightly below our rate of sales growth. Days sales outstanding improved three days from 54 to 51 days for the periods ended September 26, 2003 and October 1, 2004, respectively. Wholesale days outstanding improved four days from 59 to 55 days for the third quarters ended September 26, 2003 and October 1, 2004, respectively.

Inventory increased 4.3% to $183.0 million at October 1, 2004 from $175.5 million at September 26, 2003. The twelve month rolling annual inventory turns were 4.7 times through the third quarter of 2004, compared with 4.5 times through the third quarter of 2003, reflecting continued improvement in our inventory control efforts.

Cash From Operations

Net cash used by operations for the first nine months of 2004 was $48.9 million, compared with $28.4 million for the first nine months of 2003. The use of cash in the first nine months of 2004, compared with 2003 was primarily due to an increase in incentive based compensation payments and increases in accounts receivable and inventory resulting from higher revenues, offset by higher net income.

Net cash used for investing activities amounted to $17.1 million in the first nine months of 2004, compared with $9.8 million in the first nine months of 2003. Capital expenditures in 2004 were $15.6 million versus $10.6 million in 2003, which was primarily due to our new European headquarters facility and global retail store expansion. Depreciation expense for the nine months of 2004 and 2003 was $15.3 million and $14.9 million, respectively.

Net cash used for financing activities was $55.8 million in the first nine months of 2004, compared with $69.5 million in the first nine months of 2003. Cash flows from financing activities reflected share repurchases of $75.0 million in the first nine months of 2004, compared with $84.2 million in the first nine months of 2003. We received cash inflows of $19.2 million in the first nine months of 2004 from the issuance of common stock related to the exercise of employee stock options, compared with $14.7 million in the first nine months of 2003.

On April 30, 2004, we entered into an amended and restated unsecured committed revolving credit agreement with a group of banks, which matures on April 30, 2007 ("Agreement"), unless prior to April 30, 2006, we elect to extend the final maturity date to April 30, 2008. The new Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Under certain circumstances, we may increase the committed borrowing limit by $50 million for a total commitment of $250 million. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 1.75% at October 1, 2004), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. At October 1, 2004, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At October 1, 2004, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

We had uncommitted lines of credit available from certain banks totaling $30 million at October 1, 2004. Borrowings under these lines were at prevailing money market rates (2.3% at October 1, 2004). Further, we had an uncommitted letter of credit facility of $75 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

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

OFF BALANCE SHEET ARRANGEMENTS

As of October 1, 2004 and September 26, 2003, we had letters of credit outstanding of $18.8 million and $16.0 million, respectively. These letters of credit were issued predominantly for the purchase of inventory. As of October 1, 2004, the Company had $232.9 million in hedging contracts outstanding, all of which are due to settle within the next 16 months (see Note 6 to the consolidated financial statements included in Item 8 to our Annual Report on Form 10-K).

We have the following off-balance sheet arrangements:

(Dollars in Millions)

October 1, 2004	Total Amounts Committed
Lines of credit	$—
Letters of credit	18.8
Hedging contracts	232.9

Total	$251.7

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

Our foreign currency exposure is generated primarily from our European operating subsidiaries offset by purchases of inventory denominated in euro and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations by hedging the related transactions with foreign currency forward contracts. Currently, these foreign currency forward contracts will expire in 16 months or less. Based upon sensitivity analysis as of October 1, 2004, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $23.5 million, compared with $23.8 million at September 26, 2003.

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

We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders' cost of funds, plus an applicable spread, or prevailing money market rates. At October 1, 2004 and September 26, 2003 we had no short-term or long-term debt outstanding.

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

Based on their evaluation as of October 1, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended October 1, 2004, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the three fiscal months ended October 1, 2004

Period*	Total Number Of Shares Purchased **	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 3—July 30	77,040	$58.14	77,040	4,216,685
July 31—August 27	526,290	54.82	526,290	3,690,395
August 28—October 1	374,901	57.38	374,901	3,315,494

Q3 Total	978,231	56.06	978,231

Footnote (1)

	Announcement Date	Approved Program Size (shares)	Expiration Date
Program 1	5/20/2002	4,000,000	None
Program 2	10/16/2003	4,000,000	None

No existing programs expired or were terminated during the reporting period. Program 1 was completed on August 16, 2004. See Note 12 to our Unaudited Consolidated Financial Statements in this Form 10-Q for additional information.

*
Fiscal Month

**
Based on trade date—not settlement date

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

  Exhibit 10.1—The Timberland Company Deferred Compensation Plan, as amended.

  Exhibit 31.1—Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

  Exhibit 31.2—Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

  Exhibit 32.1—Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

  Exhibit 32.2—Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: November 10, 2004	By:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President—Finance and Administration, Chief Financial Officer
Date: November 10, 2004	By:	/s/ JOHN CRIMMINS John Crimmins Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
Exhibit 10.1	The Timberland Company Deferred Compensation Plan, as amended.
Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.