Form 10-K
period 2004-12-31
TIMBERLAND CO
filed 2005-03-16
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was approximately $1,636,730,605 on July 2, 2004, which was the last business day of the Company's second fiscal quarter in 2004. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the Company. See Item 12 of this Form 10-K. 28,007,697 shares of Class A Common Stock and 5,871,830 shares of Class B Common Stock of the Company were outstanding on February 25, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K.

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

        Our principal strategic goal is to become the authentic outdoor brand of choice globally by offering an integrated product selection of footwear, apparel and accessories for men, women and children that is inspired by the outdoors. Our ongoing efforts to achieve this strategic goal include (i) enhancing our leadership position in our core footwear business globally through an increased focus on consumer segment development and technological innovation, (ii) expanding our global apparel business by leveraging the brand's rugged heritage and consumer trust, (iii) extending brand reach by entering into licensing arrangements and by developing sub-branded products with features unique to a consumer group such as the Timberland PRO® series of footwear and apparel, (iv) expanding the brand geographically, (v) driving operational and financial excellence, (vi) setting the standard for commitment to the community, and (vii) striving to be a global employer of choice.

Products

        Our products fall into two primary groups: (1) footwear and (2) apparel and accessories (including product care and licensed products). The following table presents the percentage of our total product revenue (excluding royalties from third-party distributors and licensees) derived from our sales of footwear and of apparel and accessories for the past three years:

Product	2004	2003	2002
Footwear	77.6%	76.7%	75.6%
Apparel and Accessories	22.4%	23.3%	24.4%

Footwear

        In 1973, we produced our first pair of waterproof leather boots under the Timberland® brand. We currently offer a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components, and advanced construction methods. Our key Timberland® brand footwear categories are boots, men's and women's casual, kids', and outdoor performance. The Timberland PRO® series for skilled tradespeople and working professionals is an additional footwear category we developed to address a consumer group's distinct needs. The extension of the brand's reach through complementary sub-brands like the Timberland PRO® series and our development of our core footwear business is intended to advance our goal of becoming a leading global brand. The advanced concepts team we formed in 2002 continues to focus on developing the next innovations in footwear technologies, materials, constructions, and processes including cross-category technology developments. Technology incorporated in most of our footwear products is discussed below in Footwear Technology.

Boots

        Our key boots categories include Classic Boots, in basic, premium, chukka and oxford versions, as well as Roll Tops, TBL® Campsites and Nellies. Another important boot category was our Classic Sport Boots, built for the outdoorsman consumer. A few of the key products in this category include the Field Boot, Splitrock, Euro Hiker and Euro Dub Hiker, which are light and flexible, built to be rugged and durable, while still allowing for enhanced agility. Some of the principal features of these boot products include premium waterproof leather, direct-attach and seam-sealed waterproof construction, rubber lug outsoles for superior traction and abrasion resistance, shock diffusion plates, durable laces, padded collars for comfortable fit, enhanced insulation, rustproof hardware for durability and moisture-wicking components for comfort and breathability. We continue our focus on reducing the seasonality of our boots business, adding new products like the Merge and active and casual based sandals to broaden the core product range. Women's boots continue to be part of our focus with the introduction of women's specific collections like the Lady Field, Field Wedge, Fold Down and Women's Premium Series. To more closely align with retail and consumers purchasing styles, we began presenting product in a monthly launch format, allowing for greater point of sale impact, and enhanced product flow.

Men's Casual

        Our Timberland® men's casual footwear series included Boat, Casual, Rugged Casual, Work Casual, Sandals and Timberland® LTD. Featured footwear products in these categories include boat shoes, casual bucks, loafers, sandals, oxfords, chukkas, boots and slip-ons for use in the office, home or outdoors. Our focus in the development of this line of footwear is to combine the rugged heritage of Timberland with premium leathers and functional offerings. Many of our men's footwear products incorporate our innovative Smart Comfort™ system, which provides superior comfort while preserving the shape and style of the footwear.

Women's Casual

        Timberland® women's casual footwear line includes both Natural Casual and Sport footwear with a focus on providing versatile, refined and feminine styling. The Natural Casual category of the business includes sandals, shoes and boots with the lead programs being the Lemon Grove and Calimesa sandal series in the spring season and the Charles Street and Shawnee series in the fall season. The Sport category continues to be an integral part of the women's casual line with the Metroslim and Anaheim series capturing a more youthful consumer. The seasonal Sport offering in sandals includes the Boulder and Cape Anne series. The Smart Comfort™ system continues to be an integral part of our women's casual line and it crosses both the Natural Casual and Sport categories.

Kids'

        Timberland® kids' footwear products are take-down versions of our high-quality adult footwear products complemented by product designed and engineered for kids' only. This line includes boots, outdoor sport, sandals and casual product categories. Featured products in the boots series include the Field Boot, 6" Premium, Euro Hiker and Euro Dub families that combine rugged durability, quality and craftsmanship, the Sapling series designed for toddlers' first steps, and the Crib Bootie series from which we continue to donate a portion of the sales proceeds to Share Our Strength, a not for profit, anti-hunger and anti-poverty organization. Many of our kids' footwear products incorporate the Smart Comfort™ system.

Outdoor Performance

        We continue to leverage our heritage of craftsmanship and technical innovation for the outdoors in our outdoor performance footwear line. In 2004 we re-oriented this line around a new "summit to sea" merchandising strategy, offering outdoor recreationalists end-use driven products in three core categories: hiking, sport utility and water sports. Featured products in the outdoor performance footwear line included the Fastpack Expedite – a speed hiking shoe, the Alpine Trail – a day hiking shoe and the Snow Lizard – a winter endurance shoe. Designed for winter running and snowshoeing, the Snow Lizard featured an innovative use of soft shell technology incorporating Polartec® fabric. We also introduced the Timberland® Agile IQ system in our outdoor performance footwear line. The Timberland® Agile IQ addresses key areas of traction, shock absorption and fit to enhance the end-use consumer's control and sense of positioning.

Timberland PRO® Series

        We continue to expand and broaden our offering of work boots and shoes specifically designed for skilled tradespeople and working professionals under the Timberland PRO® series sub-brand. In 2004, we introduced the Titan workboot. The Titan™ workboot features an innovative titanium-alloy safety toe and our exclusive Powerfit system, which provides consumer solutions for both safety and lightweight comfort. In addition to the Titan, the Timberland PRO offering was further expanded by leveraging Timberland's hiking heritage through the introduction of new models in the industrial hiking category – a fast growing part of the work footwear market serving the younger tradesperson. All Timberland PRO® work boots include the Company's exclusive PRO 24/7™ comfort technology featuring a removable cushioned sock liner, contoured shock-diffusion plate, shock absorbing mid sole and lightweight construction. The Waterproof Workboots series and General Use Workboots series, some of which are designed specifically to fit a woman's foot, have some or all of the following features: waterproof leather and seam sealed construction, moisture resistant insulation, steel toe meeting ANSI safety standards, slip-resistance, abrasion-resistance, oil-resistance, and electrical hazard protection meeting ANSI safety standards. We continue to offer the Timberland PRO® Sports Series—products aimed at avid outdoorsmen. Our line featured waterproof constructions, insulation, and multi-density, high traction outsoles.

Footwear Technology

        We continue to incorporate our patent pending, technological innovation, the Smart Comfort™ system, in many of our men's, women's and kids' footwear categories. The Smart Comfort™ system allows the footwear to expand and contract with the changing shape of the foot during the walking motion, while preserving the essential style of the footwear. Footwear incorporating the Smart Comfort™ system provides superior comfort in a product that retains its shape. The Smart Comfort™ system's expandable upper allows the shoe to follow the natural movements of the foot without pinching the top of the foot. A three-zone, multi-density footbed system provides even pressure distribution under the foot. These systems work together to distribute forces and provide superior comfort everywhere the shoe touches the foot.

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

  •
  Timberland® Agile IQ system—our outdoor performance footwear technology which delivers improved traction, shock absorption and fit for improved control and sense of position;

  •
  Comforia™ system—our new women's footwear technology enabling comfort with style regardless of footwear style or heel height; and

  •
  Guaranteed waterproof construction.

Apparel and Accessories

        We believe that continuing to develop and expand our apparel business is important to our global brand aspirations. Timberland® apparel products consist primarily of a rugged casual line that includes outerwear, sweaters, fleeces, shirts, pants and shorts for men and an outdoor performance line that includes outerwear and sportswear that combine performance benefits for the outdoors with versatile styling. The entire men's apparel line reflects the authentic outdoor heritage and rugged style for which we are recognized. The products are versatile in both function and style, and range from waterproof outerwear to breathable fabrics to classic plaids and khakis and denim for casual weekend wear. These products feature, in certain models, premium waterproof leathers, waterproof and water resistant fabric, anti-microbial coatings, rust-proof hardware, canvas, denim, high-quality specialty cotton, wool and other quality performance materials. We continue to expand our offering of organic cotton and wools throughout the line. In addition to the main apparel offering, we have focused on a premium offering of apparel for our international businesses called LTD. We also continued to develop a women's apparel line in Europe with focus on distinctive European styling and fit that is based on the Timberland heritage. Our offering of Timberland PRO® apparel includes rugged denim work pants featuring performance fabric by Kevlar®, moisture-wicking Tech T-shirts designed as base-layers to keep working professionals dry and comfortable during long hours on the job, and uniquely engineered waterproof outerwear, which in 2004 included a new, lightweight rainwear suit for warmth and protection from the elements. These styles are engineered for maximum comfort, durability, and protection. They incorporate ergonomic details typically found within our outdoor performance line but are constructed with the rugged hand and features appreciated by working professionals. Our accessories business includes small leather goods, cases, travel bags, backpacks, luggage and leather care products for footwear. We also have offerings in socks, gloves, hats and scarves to go with the assortment of apparel.

        Third-party licensing enables us to expand our brand reach to appropriate and well-defined categories and to benefit from the expertise of the licensees, in a manner that reduces the risks to us associated with pursuing these opportunities. We receive a royalty on sales of our licensed products. Our Timberland® accessories products for men, women and children include all products other than footwear and apparel products. Many of these products, including packs and travel gear, watches, men's belts, wallets, socks, gloves, sunglasses, eyewear and ophthalmic frames, and hats and caps, are designed, manufactured and distributed pursuant to licensing agreements with third parties. In 2004, we entered into a license agreement for the introduction of Timberland PRO® footwear and apparel in Europe in order to leverage our licensee's knowledge of the European safety market as well as their existing customer relationships. Our boys' apparel line in the U.S. was expanded in 2004 to include an infants' apparel line. Our children's apparel line in Asia for boys, girls and infants and in Europe for boys and girls continued pursuant to license agreements. Our new worldwide agreement for sunglasses and optical frames and a European agreement for leather goods was launched in 2004. In 2004, we also signed a license agreement for headwear in the U.S. that replaced our existing agreement.

Product Sales: Business Segments and Operations by Geographic Area

        Our products are sold in the United States and internationally primarily through independent retailers, better-grade department stores, athletic stores and other national retailers, which reinforce the high level of quality, performance and service associated with Timberland. In addition, our products are sold in Timberland® specialty stores and Timberland® factory outlet stores dedicated exclusively to selling Timberland® products, as well as through franchised retail stores in Europe. We also sell our products in the U.S. online at timberland.com.

        We operate in an industry, which includes the designing, engineering, marketing and distribution of footwear and apparel and accessories products for men, women and children. We manage our business in the following three reportable segments, each segment sharing similar product, distribution and marketing: U.S. Wholesale, U.S. Consumer Direct and International.

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

        The following table presents the percentage of our total revenue generated by each of these reporting segments for the past three years:

	2004	2003	2002
U.S. Wholesale	44.3%	46.6%	50.0%
U.S. Consumer Direct	14.3%	14.9%	16.0%
International	41.4%	38.5%	34.0%

        More detailed information regarding these reportable segments, and each of the geographic areas in which we operate, is set forth in Note 13 to our consolidated financial statements, entitled "Business Segments and Geographic Information," included in Item 8 of this Form 10-K.

U.S. Wholesale

        Our wholesale customer accounts within the United States include independent retailers, better-grade department stores, outdoor specialty stores, national athletic accounts, general sporting goods retailers and other national accounts. Many of these wholesale accounts merchandise our products in selling areas dedicated exclusively to our products, or "concept shops." These "concept shops" display the breadth of our product line and brand image to consumers, and are serviced through a combination of field and corporate-based sales teams responsible for these distribution channels. We also service our wholesale accounts through our principal showroom in New York City and regional showrooms in Dallas, Texas and Miami, Florida. We have continued our efforts to expand the brand geographically by penetrating markets in areas beyond our traditional strength in the Northeast U.S.

U.S. Consumer Direct

        At December 31, 2004, we operated 23 specialty stores and 56 factory outlet stores in the United States and one factory outlet store in Puerto Rico. We also sell products through our internet store timberland.com.

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

        Timberland.com.    Our online store commenced operations in May 2001 for U.S. consumers to purchase current season, first quality merchandise over the internet. This internet site also provides information about Timberland, including the reports we file with or furnish to the Securities and Exchange Commission, investor relations, corporate governance, community involvement initiatives and employment opportunity information. The site also serves to reinforce our marketing efforts.

International

        We sell our products internationally through operating divisions in the United Kingdom, Italy, France, Germany, Spain, Japan, Hong Kong, Singapore, Taiwan, Malaysia and Canada. These operating divisions provide support for the sale of our products to wholesale customers and operate Timberland® specialty stores and factory outlet stores in their respective countries. We intend to continue expanding the brand geographically to support our goal of becoming a top global brand. At December 31, 2004, we operated 105 specialty stores and shops and 25 factory outlet stores in Europe and Asia.

        Timberland® products are sold elsewhere in Europe and in the Middle East, Africa, Central America, South America, South Korea, Philippines, Australia and New Zealand by distributors, franchisees and commissioned agents, some of which also may operate Timberland® specialty and factory outlet stores located in their respective countries.

Distribution

        We distribute our products through three Company-managed distribution facilities which are located in Danville, Kentucky, Ontario, California, and Enschede, Holland, and through third-party managed distribution facilities which are located in Asia.

Advertising and Marketing

        Timberland's mission is to equip people to make a difference in their world. This is reflected in the way we design, manufacture and market our products.

        Our marketing programs and promotions are designed to increase consumer awareness of and purchase intent for Timberland as a premium brand that equips consumers to make their difference in the world through the use of purposeful product. These programs and promotions are increasingly delivered throughout the year, rather than only during select seasons as has historically been the case.

        In 2003 we began a global consumer segmentation initiative that launched in 2004 and gave us insight into the needs and purchasing behavior of Timberland's target consumers. The model continues to be used to refine focus with attention on cultivating consumer relationships that align to Timberland's brand equities.

        In 2004 we elevated our brand voice through the introduction of our Make it better™ marketing campaign. This integrated communications platform spanned print, outdoor, experiential marketing and point-of-sale with an overarching goal to inspire and engage our consumers. The focus was on a national print campaign in publications like Sports Illustrated, GQ, Outside, Rolling Stone, Real Simple, Cargo, and the New Yorker. Our distributors and licensees also fund marketing campaigns, over which we maintain approval rights to ensure consistent and effective brand presentation.

        Building on the momentum of its launch in 2003, the Community Builders Tour aligned with the tenets of the Make it better marketing campaign, and continued into 2004 with five events in Philadelphia, New York, Baltimore, Atlanta and Los Angeles. The tour unites local residents, community organizations and select retailers around the ethic of community service through service projects tailored to each specific community's needs.

Seasonality

        In 2004, as has been historically the case, our revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to our operations represented a larger percentage of revenue in the first two quarters of 2004 than in the last two quarters of 2004. We expect this seasonality to continue in 2005.

Backlog

        At December 31, 2004, our backlog of orders from our customers was approximately $386 million, compared with $332 million at December 31, 2003 and $286 million at December 31, 2002. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2005. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year because backlog only relates to wholesale orders for the next season, is affected by the timing of customers' orders and product availability, and excludes potential sales in our retail stores during the year.

Manufacturing

        We operate manufacturing facilities in Puerto Rico and the Dominican Republic. During 2004, we manufactured approximately 9% of our footwear unit volume in those locations, compared to approximately 10% during 2003 and 11% during 2002. The remainder of our footwear products and all of our apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, Mexico, Africa, South and Central America. Approximately 91% of the Company's 2004 footwear unit volume was produced in Asia by independent manufacturers in China, Vietnam and Thailand. Three of these manufacturers produced approximately 18% to 23% each of the Company's 2004 footwear volume. We believe we benefit from our internal manufacturing capability which provides us with sourcing for fashion and core assortment, planning efficiencies and lead time reduction, refined production techniques, and favorable duty rates and tax benefits. However, tax benefits related to Puerto Rico are scheduled to expire at the end of 2005, which may prompt a re-evaluation of our longer term sourcing approach in that location.

        We maintain a product quality management group, which develops, reviews and updates our quality and production standards. To help ensure such standards are met, the group also conducts product quality audits at our factories and distribution centers and our independent manufacturers' factories and distribution centers. We have offices in Bangkok, Thailand; Zhu Hai, China; Hong Kong; Istanbul, Turkey; and Ho Chi Minh City, Vietnam to supervise our sourcing activities conducted in the Asia-Pacific region.

Materials

        In 2004, nine suppliers provided, in the aggregate, approximately 80% of our leather purchases. Two of these suppliers together provided approximately 32% of our leather purchases in 2004. We historically have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations. However, our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant, unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. We attempt to manage this risk, as we do with all other footwear and non-footwear materials, on an ongoing basis by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary, and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. No assurances can be given that such factors will protect us from future changes in the prices for such materials.

        In addition, we have established a central network of suppliers through which our manufacturing facilities and independent manufacturers can purchase materials. We seek sources of materials local to manufacturers, in an effort to reduce lead times while maintaining our high quality standards. We believe that key strategic alliances with leading materials vendors help reduce the cost and provide greater consistency of materials procured to produce Timberland® products and improve compliance with our production standards. In 2004, we renewed contracts with global vendors for packaging materials, and entered new global contracts for topline tape and waterproof seam cement. Global contracts remained in effect for thread, laces, box toes and counters, cellulose and Ströbel® construction insole materials, soling components, and packaging labels.

Trademarks and Trade Names; Patents; Research & Development

        Our principal trade name is The Timberland Company and our principal trademarks are TIMBERLAND and the TREE DESIGN LOGO, which have been registered in the United States and many foreign countries. Some of our other trademarks or registered trademarks are: 24-7 Comfort Suspension, Balm Proofer, Boot Sauce, Blackridge Mountain, B.S.F.P., Comforia, Don't Wear It. Use It., Endoskeleton, ISN, Independent Suspension Network, Jackson Mountain, Made To Work, Make it Better, Path of Service, PowerFit, PRO 24/7, PRO 24/7 Plus, PRO 24/7 Comfort Suspension, Pull On Your Boots, Pull On Your Boots and Make a Difference, Safe Grip, Smart Comfort, Splash Blaster, TBL, Timberland PRO, Timber Trail, Titan, Trail Grip, Weathergear, Waximum and Workboots For The Professional.

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

        We conduct research, design and development efforts for our products, including field testing of a number of our products to evaluate and improve product performance. Our Invention Factory, an advanced concepts footwear team, continued its efforts in 2004 to develop future technologies for our footwear products. We have also dedicated resources to an international design and development team based in Europe. Our expenses relating to research, design and development have not represented a material expenditure relative to our other expenses.

Competition

        Our footwear, apparel and accessories products are marketed in highly competitive environments that are subject to changes in consumer preference. Although the footwear industry is fragmented to a great degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, we face competition from retailers that have established products under private labels and from direct mail companies in the United States. The competition from some of these competitors is particularly strong where such competitor's business is focused on one or a few product categories or geographic regions in which we also compete. However, we do not believe that any of our principal competitors offers a complete line of products that provide the same quality and performance as the complete line of Timberland® footwear and apparel and accessories products.

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

Employees

        At December 31, 2004, we had approximately 5,600 employees worldwide. Our management considers our employee relations to be good. None of our employees is represented by a labor union, and we have never suffered a material interruption of business caused by labor disputes involving our own employees.

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

Name	Age	Principal Occupation During the Past Five Years
Sidney W. Swartz	69	Chairman of the Board since June 1986; Chief Executive Officer and President, June 1986 — June 1998.
Jeffrey B. Swartz	45	President and Chief Executive Officer since June 1998; Chief Operating Officer, May 1991 — June 1998; Executive Vice President, March 1990 — June 1998. Jeffrey Swartz is the son of Sidney Swartz.
Kenneth P. Pucker	42	Chief Operating Officer since July 2001; Executive Vice President since September 1999; Senior Vice President and General Manager — Footwear and Apparel, December 1997 — September 1999; Vice President and General Merchandising Manager — Footwear, April 1996 — December 1997; Vice President — Strategic Initiatives, January 1995 — April 1996; General Manager — The Outdoor Footwear Company (a subsidiary of the Company), October 1993 — January 1995.
Brian P. McKeon	42	Executive Vice President — Finance and Administration since May 2002 and Chief Financial Officer since March 2000; Senior Vice President — Finance and Administration, March 2000 — May 2002; Pepsi Cola North America: Vice President and Chief Financial Officer, October 1998 —February 2000; Vice President, Strategic Planning, May 1996 — October 1998; Finance Director, Eastern Business Unit, March 1994 — May 1996.
Michael J. Harrison	44	Senior Vice President and General Manager — International since November, 2003; Telos Partners Ltd: Consultant, April 2001 — October 2003; Procter & Gamble: Vice President, Western Europe, Cosmetics and Skin Care and Global Design, April 1999 — April 2001.
Gary S. Smith	41	Senior Vice President — Supply Chain Management since February 2002; McKinsey & Company: Partner, August 1994 — February 2002.
Marc Schneider	45	Senior Vice President, Global Product Management since September 2002; Vice President — Apparel, January 1999 — September 2002; Mellville Corp.: Executive Vice President, Bobs Stores, January 1994 — January 1999.
Joseph B. Dzialo	50	Senior Vice President and General Manager — U.S. since September 2003; LCA — Vision, Inc.: President and Chief Operating Officer, 1999 — September 2003; Easy Spirit Wholesale Footwear Division — Nine West Group: President, 1995 — 1998.
Bruce A. Johnson	48	Senior Vice President — Human Resources since June 2003; Dupont Textile and Interiors: Vice President — Human Resources, June 2002 — May 2003; The Timberland Company: Vice President — Human Resources, June 2000 — June 2002; America West Airlines: Senior Vice President of Human Resources, 1997 — 2000.
John Crimmins	48	Vice President, Corporate Controller and Chief Accounting Officer since August 2002; Interactiveprint: Chief Financial Officer, July 1999 — January 2002; Cahners Business Information: Vice President, Corporate Controller 1995 — 1999.
Danette Wineberg	58	Vice President and General Counsel since October 1997 and Secretary since July 2001; Little Caesar Enterprises, Inc.: General Counsel, November 1993 — October 1997.

ITEM 2. PROPERTIES

        Since April 1994, we have leased our worldwide headquarters located in Stratham, New Hampshire. Our current lease for this property expires in September 2010, with the option to extend the term for two additional five-year periods. We consider our headquarters facilities adequate and suitable for our current needs.

        We lease our manufacturing facilities located in Isabela, Puerto Rico, and Santiago, Dominican Republic, under leasing arrangements, which expire on various dates through 2008. We own our distribution facility in Danville, Kentucky, and we lease our facilities in Ontario, California, and Enschede, Holland. The Company and its subsidiaries lease all of their specialty and factory outlet stores. Our subsidiaries also lease office and warehouse space to meet their individual requirements.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in various litigation and legal matters that have arisen in the ordinary course of business. We believe that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

	2004		2003
	High	Low	High	Low
First Quarter	$62.87	$49.45	$42.39	$30.68
Second Quarter	66.83	58.64	53.43	41.76
Third Quarter	64.66	52.65	58.63	42.40
Fourth Quarter	67.13	56.74	55.26	42.66

        As of February 25, 2005, the number of record holders of our Class A Common Stock was approximately 773 and the number of record holders of our Class B Common Stock was 7. The closing sales price of our Class A Common Stock on February 25, 2005 was $70.30 per share.

        We have never declared a dividend on either the Company's Class A or Class B Common Stock. Our ability to pay cash dividends is limited pursuant to loan agreements (see notes to the Company's consolidated financial statements). The Company has no plans to issue a cash dividend at this time.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

	For the three fiscal months ended December 31, 2004
Period*	Total number of shares purchased **	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 2 – October 29	300,374	$59.89	300,374	3,015,120
October 30 – November 26	264,443	64.66	264,443	2,750,677
November 27 – December 31	334,539	64.53	334,539	2,416,138

Q4 Total	899,356	$63.02	899,356

Footnote (1)

	Announcement Date	Approved Program Size (shares)	Expiration Date
Program 1	10/16/2003	4,000,000	None

No existing programs expired or were terminated during the reporting period. See Note 14 to our consolidated financial statements, entitled "Stockholders' Equity", included in Item 8 of this Form 10-K for additional information.

*
Fiscal Month
**
Based on trade date — not settlement date

ITEM 6. SELECTED FINANCIAL DATA

Selected Statement of Income Data
(Dollars in Thousands, Except Per Share Data)

Years Ended December 31,	2004	2003	2002	2001	2000
Revenue	$1,500,580	$1,342,123	$1,190,896	$1,183,623	$1,091,478
Net income before cumulative effect of change in accounting principle	152,693	117,879	90,200	106,741	121,998
Net income[1]	152,693	117,879	95,113	106,741	121,998
Earnings per share before cumulative effect of change in accounting principle
Basic	$4.39	$3.32	$2.42	$2.73	$3.04
Diluted	$4.28	$3.23	$2.36	$2.65	$2.86
Earnings per share – Net income
Basic	$4.39	$3.32	$2.55	$2.73	$3.04
Diluted	$4.28	$3.23	$2.49	$2.65	$2.86

1
In 2002, we recorded a $4,913 after-tax gain from the cumulative effect of a change in accounting principle.

Selected Balance Sheet Data
(Dollars in Thousands)

December 31,	2004	2003	2002	2001	2000
Cash and equivalents	$309,116	$241,803	$141,195	$105,658	$114,852
Working capital	422,855	342,569	286,027	277,041	236,687
Total assets	757,510	641,716	538,671	504,612	476,311
Total long-term debt	—	—	—	—	—
Stockholders' equity	511,507	428,463	372,785	359,238	316,751

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

Overview

        Our principal strategic goal is to become the authentic outdoor brand of choice globally. We continue to develop a diverse portfolio of footwear, apparel and accessories that reinforces the functional performance, benefits and classic styling that consumers have come to expect from our brand. We sell our products to consumers who embrace an outdoor inspired lifestyle through high-quality distribution channels, including our own retail stores, that reinforce the premium positioning of the Timberland brand.

        To deliver against our long-term goals we are focused on several key strategic fronts. These include enhancing our leadership position in footwear, capturing the opportunity that we see for outdoor-inspired apparel, extending brand reach through development of the Timberland PRO® series and brand building licensing arrangements, expanding geographically and driving operational and financial excellence while setting the standard for commitment to the community.

        Highlights of our 2004 financial performance include the following:

  •
  Revenues increased 11.8% to $1,500.6 million, driven by 6.5% growth in our U.S. business and 20.3% growth in our International operations.

  •
  Operating profits increased 26.9% to $233.9 million.

  •
  Operating margins increased from 13.7% to 15.6% driven by strong gross margin gains which more than offset increases in operating expenses as a percent of sales, reflecting investments against strategic growth priorities.

  •
  Net income increased 29.5% to $152.7 million.

  •
  Diluted earnings per share increased by 32.5% from $3.23 to $4.28.

  •
  Net cash provided by operating activities decreased 7.2% to $184.7 million.

  •
  Repurchased 2,210,094 shares of our Class A Common Stock during the year.

        For 2005, we are targeting solid annual financial gains leveraging the strength of Timberland's diversified global portfolio. We are targeting low to mid single-digit annual revenue growth, leveraging strong revenue growth in International operations to offset anticipated growth challenges in the U.S., reflecting softer 2004 sell-through trends in this business. We anticipate that impacts from U.S. trends will be felt most in Q2 and Q3, as we continue to work to enhance the seasonal relevance of our offerings. We intend to leverage moderate top-line growth to drive double-digit earnings gains in 2005, excluding impacts from the implementation of new accounting requirements related to the expensing of stock option costs.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realizability of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying these critical accounting policies. The Company is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. Our significant accounting policies are described in Note 1 to the Company's consolidated financial statements.

        We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our consolidated financial statements:

Sales Returns and Allowances

        Our revenue consists of sales to wholesale customers, retail store revenues, license fees and royalties. We record wholesale revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of sale and the agreement with the customer. Retail store revenues are recorded at the time of the sale. License fees and royalties are recognized as earned per the terms of our licensing and royalty agreements. We record reductions to revenue for estimated wholesale and retail customer returns and allowances. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received. Our total reserves for sales returns and allowances were $42.0 million at December 31, 2004 and $30.7 million at December 31, 2003. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from our estimates. If we determine that increases or decreases to sales returns and allowances are appropriate, we record either a reduction or an increase in sales in the period in which we make such a determination.

Allowance for Doubtful Accounts

        We make ongoing estimates for losses relating to our allowance for uncollectible accounts receivable resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based upon our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowances for doubtful accounts totaled $8.9 million and $7.7 million at December 31, 2004 and 2003, respectively. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. Furthermore, we provide for estimated losses resulting from disputes, which arise with respect to the gross carrying value of our receivables and the amounts which customers owe to us. The settlement or resolution of these differences could result in future changes to these estimates. If we determine that increases or decreases to the allowance for doubtful accounts are appropriate, we record either an increase or decrease to selling expense in the period we make such a determination.

Inventory Valuation

        We value our inventory at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we provide a reserve for such difference as a charge to cost of sales. Our reserves related to inventory valuation totaled $10.0 million at December 31, 2004 and $9.3 million at December 31, 2003. If actual market conditions are more or less favorable than our estimates, adjustments to our inventory reserves may be required. The adjustments would decrease or increase our cost of sales and net income in the period in which they are recognized.

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

Contingencies

        In the ordinary course of business we are involved in legal proceedings involving contractual and employment relationships, product liabilities, trademark rights and a variety of other matters. We record contingent liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose a contingent liability when there is at least a reasonable possibility that a material loss or an additional loss has been incurred. Estimating probable losses requires analysis and judgment about the potential actions. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any pending legal proceeding or claims will have a material impact on our financial statements. However, if actual or estimated probable future losses exceed our recorded liability, we would record additional expense during the period in which the loss or change in estimate occurred.

Long-lived Assets

        When events or circumstances indicate that the carrying value of a long-lived asset may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair market value. We estimate future undiscounted cash flows using assumptions about expected future operating performance. Those estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, or changes to business operations. For fiscal 2004 and 2003, no significant impairment related to the carrying value of our long-lived assets has been recorded.

Incentive compensation accruals

        We use incentive compensation plans to link compensation to the achievement of specific annual performance targets. We accrue for this liability during each year based on certain estimates and assumptions. The amount paid, based on actual performance, may differ from our accrual.

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

        We estimate what the effective tax rate will be for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, the estimate is refined based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual rate.

        We have provided reserves for certain tax matters, both domestic and foreign, which we believe could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company's effective tax rate, which management believes will not be material.

Results of Operations
(Amounts in Thousands, Except Per Share Data)

Years Ended December 31,	2004		2003		2002
Revenue	$1,500,580	100.0%	$1,342,123	100.0%	$1,190,896	100.0%
Gross profit	739,075	49.3	624,457	46.5	518,286	43.5
Operating expense	505,212	33.7	440,155	32.8	379,461	31.9
Operating income	233,863	15.6	184,302	13.7	138,825	11.7
Interest expense	700	0.0	1,039	0.1	884	0.1
Other (income)/expense, net	(3,570)	0.2	506	0.0	(828)	0.1
Net income before cumulative effect of change in accounting principle	152,693	10.2	117,879	8.8	90,200	7.6
Cumulative effect of change in accounting principle	—	—	—	—	4,913	0.4
Net income	$152,693	10.2	$117,879	8.8	$95,113	8.0
Earnings per share before cumulative effect of change in accounting principle
Basic	$4.39		$3.32		$2.42
Diluted	$4.28		$3.23		$2.36
Earnings per share after cumulative effect of change in accounting principle
Basic	$4.39		$3.32		$2.55
Diluted	$4.28		$3.23		$2.49
Weighted-average shares outstanding
Basic	34,814		35,498		37,308
Diluted	35,655		36,475		38,142

2004 Compared to 2003

Revenue

        Consolidated revenue growth of 11.8% in 2004 reflected strong gains in our International operations, benefits from foreign currency exchange rate changes and solid growth in our U.S. business. Revenue from the U.S. business totaled $879.3 million in 2004, up 6.5% over the prior year. International revenues were $621.2 million, 20.3% ahead of 2003, up 10.8% in constant dollars. Overall, changes in currency exchange rates, primarily the Euro, were responsible for 3.6% of the consolidated revenue growth.

Segments Review

        We have three reportable business segments (see Note 13 to the consolidated financial statements in Item 8 of this Form 10-K): U.S. Wholesale, U.S. Consumer Direct and International.

        Revenues for our U.S. Wholesale business increased by 6.3% to $665.2 million. Growth was driven primarily by our kids', women's casual footwear, boots, Timberland PRO series footwear and outdoor performance categories. Strong growth in Timberland brand apparel sales were offset by declines in PRO apparel sales, reflecting Sears' decision to de-emphasize work wear apparel as a category in their stores. The U.S. wholesale business growth reflected the expansion of our business with independent accounts, discount channels, athletic and other national footwear retailers and department stores.

        The U.S. Consumer Direct business, comprised of Company owned and operated specialty, factory outlet stores and e-commerce in the U.S., recorded $214.1 million in sales, up $14.1 million or 7.1% compared with 2003. Overall, comparable store sales excluding our e-commerce business were up 2.6%. Gains were driven primarily by increases in boots, apparel and accessories, and men's and women's casual footwear.

        International revenues increased 20.3% to $621.2 million benefiting from the execution of our growth strategies in Europe and Asia as well as the continued growth of our Canadian subsidiary. Overall, International revenues increased to 41.4% of total consolidated revenues. The European business produced $479.0 million of revenue, growing 19.1% including the benefit of favorable exchange rate fluctuations, or 8.4% on a constant dollar basis. Growth was driven by strong gains in UK, Germany, our Europe distributor business and growth in other key markets, including France, Italy, Scandinavia and Spain and in both wholesale and retail channels. Our footwear business posted strong growth across Europe driven by double-digit gains in boots, kids' and women's casual products. Footwear revenue growth offset constant dollar declines in apparel and accessories revenue.

        In Asia, revenues grew 22.3% to $121.3 million, up 17.4% excluding foreign exchange, driven by double-digit gains in Japan, Hong Kong, Taiwan, Malaysia and our distributor business. This growth reflects continued benefits from our successful efforts to upgrade Timberland's retail and wholesale distribution throughout the region. Our footwear business in Asia expanded significantly reflecting strong growth in men's casual, boots, women's casual and kids' footwear, offsetting declines in our outdoor performance business. Our apparel and accessories business also posted strong gains.

Products

        Worldwide footwear revenue was $1,153.2 million in 2004, up $134.9 million or 13.2% from 2003, or 9.9% excluding the benefit of foreign exchange rate changes. Growth was driven by strong global gains in boots, kids', and men's and women's casual footwear. Worldwide footwear unit sales were up 16.1% while the average price decreased by 2.5%, reflecting business mix impacts and higher markdowns offset by favorable foreign exchange rates.

        Worldwide apparel and accessories revenue increased by 7.6% to $333.3 million. Excluding impacts from foreign exchange rate changes, the growth was 2.3%, reflecting 2.5% growth from apparel and a slight increase in our accessories business. Apparel and accessories unit sales increased by 3.0%, with average selling prices up 4.5%, due to favorable foreign exchange and product mix changes.

Channels

        Revenue growth reflected global gains across both our wholesale and consumer direct channels. Globally, our wholesale business recorded $1,125.6 million of revenue in 2004, a 12.4% increase. Consumer direct revenues, which include our specialty retail stores, our factory outlet stores and our e-commerce business, were up 10.2% to $375.0 million. Worldwide in 2004, we opened 20 stores, shops and outlets, closed 17 and transferred seven South Korean shops to our new distributor for that country, Kolon Fashion and Culture.

Gross Profit

        Our gross profit as a percentage of sales, or gross margin, for 2004 was 49.3% as compared to 46.5% for 2003, an improvement of 280 basis points. Foreign exchange rate changes contributed 170 of the 280 basis point improvement. Additionally, we experienced benefits from lower product related costs of approximately 120 basis points, driven primarily by efficiencies in our supply chain operations. These improvements were partially offset by negative impacts from higher levels of markdowns and sales allowances, primarily in the US.

        We include the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $97.3 million and $95.7 million for 2004 and 2003, respectively.

Operating Expense

        Operating expense was $505.2 million in 2004, or 33.7% of revenues, as compared to $440.2 million, or 32.8% of revenues in 2003, an increase of $65.0 million. The operating expense increase was driven by a $48.9 million increase in selling expenses and a $16.1 million increase in general and administrative expenses. Foreign exchange rate changes contributed $16.7 million, or 3.8% to total operating expense growth.

        Our selling expense was $405.4 million, an increase of $48.9 million, or 13.7% compared with the prior year. Within this category of expense, approximately $17.4 million of the increase related to incremental sales and marketing expenditures, $6.2 million to International retail expansion, $5.1 million to higher distribution costs, primarily freight on increased year-over-year shipments, $2.4 million to increased incentive compensation costs and $1.0 million to investments in enhanced product development capability. Foreign exchange rate changes added $14.5 million, or 4.1% to overall selling expense growth.

        We include the costs of housing inventory (warehousing and handling costs) in selling expense. These costs amounted to $33.9 million and $31.2 million in 2004 and 2003, respectively.

        Advertising expense which is also included in selling expense, was $42.4 million and $33.9 million in 2004 and 2003, respectively. Advertising costs are expensed at the time the advertising is used, which is predominantly in the season that the advertising costs are incurred. As of December 31, 2004 and December 31, 2003, we had $0.7 million and $1.1 million of prepaid advertising recorded on our consolidated balance sheets, respectively.

        General and administrative expense was $99.8 million, an increase of $16.1 million, or 19.2% compared with last year. As a percentage of revenue, general and administrative expense increased 40 basis points over 2003. The dollar increase was driven by approximately $6.1 million in corporate support principally for strategic initiatives and Sarbanes-Oxley compliance efforts and $2.6 million in costs associated with the Company's incentive compensation programs. Foreign exchange rate changes also added $2.2 million, or 2.6% to overall general and administrative expense growth.

Operating Income

        Operating income was $233.9 million in 2004 and $184.3 million in 2003. As a percentage of revenue, operating income was 15.6% in 2004 and 13.7% in 2003.

        Operating income for our U.S. Wholesale segment was $225.3 million, $13.2 million or 6.2% higher than prior year. Revenue growth of 6.3% was complemented by a 40 basis point increase in gross margin, offset by a 40 basis point increase in operating expense as a percentage of sales reflecting increased support behind brand building efforts. The margin improvement was driven by lower product costs offset by higher levels of markdown and sales allowances, reflecting soft market conditions during the winter holiday season.

        Our U.S. Consumer Direct segment's operating income increased by 17.8% to $35.3 million, driven by 7.1% revenue growth, a 110 basis point improvement in gross margin and cost efficiencies that resulted in a 40 basis point decrease in U.S. Consumer Direct operating expense rate.

        Operating income for our International segment grew by 62.6% to $130.9 million. Revenue growth of 20.3% and gross margin improvements of 520 basis points drove much of the increase. Both benefited from favorable foreign exchange rate changes. Lower product related costs and more favorable product mix also supported the margin improvement. Operating expense rates for our International segment decreased by 30 basis points reflecting strong revenue growth that enabled rate improvement despite increased investment in retail, International product development capability and marketing.

        Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, increased to $157.6 million or 10.5% of total revenue, a 20 basis point increase over prior year. Increased incentive compensation accruals, increased support of key brand building initiatives, including the launch of our Make it Better marketing campaign and investments in enhanced product development capacity were partially offset by efficient execution of our supply chain operations, which produced favorable variances against our standard costs.

Interest, Other, net and Taxes

        Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility plus interest paid on short-term borrowings and interest on short-term debt, was $0.7 million in 2004, compared with $1.0 million in 2003.

        Other, net includes interest income of $1.8 million in 2004 and $0.9 million in 2003. Interest income in 2004 reflects higher interest rates and higher average investments than in 2003.

        The effective income tax rate was 35.5% in 2004 and 2003 (see Note 10 to the consolidated financial statements included in Item 8 of this Form 10-K).

        In the fourth quarter of 2004, we established a Hong Kong procurement company and international treasury center in Switzerland to better align our organizational structure with our expanding global presence. In addition to providing enhanced support to our global sourcing operations and International business, we anticipate benefiting from tax savings on foreign earnings, which we estimate will reduce our 2005 tax rate by 1.5 percentage points to 34.0%.

2003 Compared to 2002

Revenue

        Consolidated revenue growth of 12.7% in 2003 reflected strong growth in our International regions, benefits from foreign currency exchange rate changes and solid gains in our U.S. business. Revenue from the U.S. business totaled $825.8 million in 2003, up 5.1% over 2002. International revenues were $516.3 million, 27.4% ahead of 2002, 13.6% in constant dollars. Overall, changes in currency exchange rates, primarily the Euro, were responsible for 4.7% of the consolidated revenue growth.

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

        The U.S. Consumer Direct business recorded $200.0 million in sales, up $9.6 million or 5.0%. Overall, comparable store sales excluding our e-commerce business were up 1.6%. Gains were driven by increases in boots, kids', and outdoor performance footwear offsetting modest declines in men's and women's casual footwear and apparel.

        International revenues increased 27.4% to $516.3 million benefiting from the execution of our growth strategies in Europe and Asia as well as the successful launch of our Canadian subsidiary. Overall, International revenues increased to 38.5% of total consolidated revenues. The European business produced $402.2 million of revenue, growing 26.7% including the benefit of favorable exchange rate fluctuations, or 10.6% on a constant dollar basis. Growth was driven by strong gains in Spain, Italy and Germany and in both wholesale and retail channels. Our footwear business posted strong growth across Europe driven by gains in boots, men's and women's casual, kids' and outdoor performance. The apparel and accessories businesses declined slightly reflecting warmer weather trends and mixed reaction to product offerings.

        In Asia, revenues grew to $99.2 million, up 22.4%, or 16.6% excluding foreign exchange. Our businesses in Japan, Hong Kong, Singapore, Taiwan and Malaysia all experienced strong growth rates despite the negative effect of SARS on the Asian marketplace during 2003. This growth was supported by efforts to strengthen our wholesale distribution channels in Asia and continued expansion of our Asian retail business. Our footwear business in Asia expanded significantly reflecting strong growth in boots, men's and women's casual and kids, offsetting declines in our outdoor performance business. Our apparel business also posted solid gains. Our Canadian subsidiary finished its first full year, contributing approximately 2% to our international growth rate.

Products

        Worldwide footwear revenue was $1,018.4 million in 2003, up $129.7 million or 14.6% from 2002, or 10.5% excluding the benefit of foreign exchange. Growth was driven by strong global gains in boots, women's and men's casual, kids', and the Timberland PRO® series. These gains offset moderate declines in outdoor performance footwear. Worldwide footwear unit sales were up 8.4% while the average price increased by 5.8% primarily reflecting favorable foreign exchange and business mix impacts.

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

Channels

        Revenue growth reflected strong global gains across both our wholesale and consumer direct channels. Globally, our wholesale business recorded $1,001.8 million of revenue in 2003, a 13% increase. Consumer direct revenues were up 11.9% to $340.4 million. Worldwide, we opened 27 stores and closed 16 in 2003.

Gross Profit

        Our gross profit as a percentage of sales, or gross margin, for 2003 was 46.5% as compared to 43.5% for 2002, an improvement of 300 basis points. We experienced benefits from lower product related costs of approximately 140 basis points driven primarily by efficiencies in our supply chain operations. The elimination of significant expense incurred in 2002 related to the west coast work stoppage provided year over year improvement in our gross margin of approximately 50 basis points. Lower impacts from off-price sales contributed approximately 50 basis points of benefit and foreign exchange rate changes, net of hedging impacts, added approximately 60 basis points to gross margin.

        We include the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $95.7 million and $104.8 million for 2003 and 2002, respectively.

Operating Expense

        Operating expense was $440.2 million in 2003, or 32.8% of revenues, as compared to $379.5 million, or 31.9% of revenues in 2002, an increase of $60.7 million. Foreign exchange rate changes accounted for $16.9 million, or 4.5% of the 16.0% operating expenses increase. Increased sales and marketing efforts were responsible for $10.0 million of the change; $6.8 million was due to International retail expansion and $6.3 million was due to higher incentive compensation. The balance of the increase was driven by distribution costs and other expenses related to Company-wide activities.

        Our selling expense was $356.4 million, an increase of $49.5 million, or 16.1% compared with 2002. Within this category of expense, approximately $15.0 million of the increase was due to foreign exchange, approximately $10.9 million was related to increased payroll and incentive compensation costs and $8.8 million was related to distribution costs, particularly freight on increased year over year shipments. Additionally, we experienced a $7.1 million increase in store rents and support costs, particularly in our International operations and a $5.3 million increase in marketing and advertising expenses. The balance of the increase encompassed costs related to company-wide operations.

        We include the costs of housing inventory (warehousing and handling costs) in selling expense. These costs amounted to $31.2 million and $29.5 million in 2003 and 2002, respectively.

        Advertising expense which is also included in selling expense, was $33.9 million and $29.8 million in 2003 and 2002, respectively. Advertising costs are expensed at the time the advertising is used, which is predominantly in the season that the advertising costs are incurred. As of December 31, 2003 and December 31, 2002, we had $1.1 million and $0.6 million of prepaid advertising recorded on our consolidated balance sheets, respectively.

        General and administrative expense was $83.7 million, an increase of $11.2 million, or 15.5% compared with 2002. As a percentage of revenue, general and administrative expense remained relatively flat compared to 2002. The dollar increase was driven by a $7.3 million increase in costs associated with the Company's payroll and incentive compensation programs. The remainder of the increase was associated with a variety of costs to support Company-wide activities.

Operating Income

        Operating income was $184.3 million in 2003 and $138.8 million in 2002. As a percentage of revenue, operating income was 13.7% in 2003 and 11.7% in 2002.

        Operating income for our U.S. Wholesale segment increased by 9.7% in 2003 to $212.1 million. The 5.1% revenue growth was complemented by a 200 basis point improvement in gross margin while operating expense as a percentage of sales remained flat. The margin improvement was driven by strong global supply chain execution and improved product mix including benefits from stronger boot sales.

        Our U.S. Consumer Direct segment's operating income increased by 10.3% to $30.0 million. This resulted from the combination of 5.0% revenue growth, margin improvement of 20 basis points and the disciplined control of costs, which produced a decline in the operating expense rate of 50 basis points.

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

        Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, declined to $139.9 million or 10.4% of total revenue, a 180 basis point improvement. Improvements in the efficient execution of our supply chain operations produced favorable cost variances compared to our standard costs, which were partially offset by increases in incentive compensation across our support functions.

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

        The effective income tax rate was 35.5% in 2003, and 35.0% in 2002. Our effective tax rate has increased gradually as the relative benefit from our tax exempt manufacturing operations in Puerto Rico has diminished (see Note 10 to the consolidated financial statements included in Item 8 of this Form 10-K).

Reconciliation of Total Company and International Revenue Increases to
Constant Dollar Revenue Increases

Total Company Revenue Reconciliation:

	For the Year Ended Dec. 31, 2004		For the Year Ended Dec. 31, 2003
	$ millions Change	% Change	$ millions Change	% Change
Revenue increase (GAAP)	$158.5	11.8%	$151.2	12.7%
Increase due to foreign exchange rate changes	49.0	3.6%	56.0	4.7%
Revenue increase in constant dollars	109.5	8.2%	95.2	8.0%

International Revenue Reconciliation:

	For the Year Ended Dec. 31, 2004		For the Year Ended Dec. 31, 2003
	$ millions Change	% Change	$ millions Change	% Change
Revenue increase (GAAP)	$105.0	20.3%	$111.1	27.4%
Increase due to foreign exchange rate changes	49.0	9.5%	56.0	13.8%
Revenue increase in constant dollars	56.0	10.8%	55.1	13.6%

        Management provides constant dollar revenue growth for total Company and International results because management uses the measure to understand revenue growth excluding any impact from foreign exchange rate changes.

Accounts Receivable and Inventory

        Accounts receivable increased 23.9% to $155.0 million at December 31, 2004, compared with $125.1 million reported at December 31, 2003 and $132.1 million at December 31, 2002. The increase in 2004 compared to 2003 was due to later timing of shipments in the fourth quarter, in part due to congestion in U.S. west coast ports. Despite these timing impacts, receivable collections remained strong, reflected in a reduction in overdue receivables as a percentage of total, compared to 2003. The decrease in 2003 compared to 2002 was due to a larger portion of our fourth quarter revenue being shipped, billed and collected earlier than in the prior year and is reflective of generally stronger collection performance. Days sales outstanding were 31 days at December 31, 2004 compared with 27 days at December 31, 2003 and 33 days at December 31, 2002. Wholesale days sales outstanding were 38 days, 34 days and 43 days at the end of 2004, 2003 and 2002, respectively

        Inventory increased 7.3%, which is below the rate of revenue growth, to $128.3 million at December 31, 2004 from $119.6 million at December 31, 2003 and $122.4 million at December 31, 2002. Inventory turns were 5.1 times in 2004, compared with 4.9 times in 2003 and 4.6 times in 2002.

        In the fourth quarter of 2004, we established a Hong Kong procurement company and international treasury center in Switzerland to better align our organizational structure with our expanding global presence and provide enhanced support to our global sourcing operations and International business. Related to the implementation of the new organizational structure, we modified certain sourcing arrangements, which will result in earlier transfer of title for a portion of the Company's third party sourced product beginning in 2005. Earlier transfer of title will result in offsetting higher quarter end inventory and accounts payable balances, as we will be recognizing an inventory asset and related payable roughly two weeks earlier than in the past. Had similar sourcing arrangements been in effect in 2004, we estimate that inventory and accounts payable balances would have increased in the range of $12 million in Q1, $35 million in Q2, $45 million in Q3 and $36 million in Q4. Had the new sourcing arrangements been in place for the full year 2004, we estimate our inventory turns would have been approximately 4.2 times. The earlier transfer of title will have no impact on profit or cash flow.

Liquidity and Capital Resources

        Net cash provided by operations for 2004 was $184.7 million, compared with $199.0 million in 2003. The decrease in cash generation in 2004, compared with 2003, was primarily due to increases in accounts receivable and inventory as previously discussed, offset by higher earnings, tax benefits from equity compensation and increases in account payable reflecting later timing of inventory receipts compared with 2003.

        Net cash used for investing activities amounted to $25.8 million in 2004, compared with $20.5 million in 2003. Increases were related to higher net investments in our international business and in information systems. Capital expenditures in 2004 were $24.1 million versus $24.9 million in 2003.

        Net cash used for financing activities was $98.5 million in 2004, compared with $84.8 million in 2003. Cash flows from financing activities reflected increased share repurchases of $131.7 million in 2004, compared with $103.8 million in 2003. We received cash inflows of $33.0 million in 2004 from issuance of common stock primarily related to the exercise of employee stock options, compared with $19.0 million in 2003.

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

        On April 30, 2004, we entered into an amended and restated unsecured committed revolving credit agreement with a group of banks, which matures on April 30, 2007 ("Agreement"), unless prior to April 30, 2006, we elect to extend the final maturity date to April 30, 2008. The new Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Under certain circumstances, we may increase the committed borrowing limit by $50 million for a total commitment of $250 million. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 2.4% at December 31, 2004), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. At December 31, 2004, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At December 31, 2004, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

        We had uncommitted lines of credit available from certain banks totaling $40 million at December 31, 2004. Borrowings under these lines were at prevailing money market rates (3.0% at December 31, 2004). Further, we had an uncommitted letter of credit facility of $75 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

        Our management believes that our capital needs for 2005 will be met through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in the exhibit to our Form 10-K entitled "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

Aggregate Contractual Obligations

        At December 31, 2004, we have the following contractual obligations due by period:

(Dollars in Millions)

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases (see Note 12)	$172.8	$36.9	$57.7	$39.2	$39.0
Deferred compensation plan[2] (see Note 4)	8.2	0.7	1.5	1.1	4.9
Other long term liabilities	0.8	—	0.8	—	—
Purchase obligations[1]	250.8	250.8	—	—	—

Total	$432.6	$288.4	$60.0	$40.3	$43.9

1
Purchase obligations consist of open production purchase orders for sourced footwear and apparel, materials used to manufacture footwear and apparel and open purchase orders for U.S. operating expense purchases relating to goods or services ordered in the normal course of business. In addition, we have less than $10.0 million of open purchase orders for International operating expense purchases relating to goods or services ordered in the normal course of business which are not included in the table. We expect these International commitments to come due in 2005.

2
Our deferred compensation plan liability was $8.2 million as of December 31, 2004, compared with $5.4 million at December 31, 2003 and $3.1 million at December 31, 2002. The liability increased primarily due to contributions to the plan.

Off Balance Sheet Arrangements

        As of December 31, 2004, 2003 and 2002, we had letters of credit outstanding of $35.1 million, $27.0 million and $23.0 million, respectively. These letters of credit were issued predominantly for the purchase of inventory. As of December 31, 2004, the Company had $230.1 million in foreign currency contracts outstanding, all of which are due to settle within the next 13 months (see Note 6 to the consolidated financial statements included in Item 8 to this Form 10-K).

        We have the following off-balance sheet arrangements:

(Dollars in Millions)

December 31, 2004	Total Amounts Committed
Lines of credit	$—
Letters of credit	35.1
Foreign currency contracts	230.1

Total	$265.2

        We use funds from operations and unsecured revolving and committed lines of credit as the primary sources of financing for our seasonal and other working capital requirements. Long-term debt, if required, is generally used to finance long-term investments. Our principal risks to these sources of financing are the impact on our financial condition from economic downturns, a decrease in the demand for our products, increases in the prices of materials and a variety of other factors. We anticipate that capital requirements for 2005 will be met through the use of our current cash balances, through our existing credit facility (which places certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contains certain other financial and operating covenants) and through cash flow from operations, without the need for additional permanent financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities.

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

        We utilize cash from operations and U.S. dollar denominated borrowings to fund our working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. In addition, we use derivative instruments in our hedging of foreign currency transactions. These debt instruments and derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Cash balances are invested in high-grade securities with terms less than 3 months.

        We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders' cost of funds, plus an applicable spread, or prevailing money market rates. At December 31, 2004, December 31, 2003 and December 31, 2002, we had no short-term or long-term debt outstanding.

        Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations by hedging the related transactions with foreign currency forward contracts. Currently, these foreign currency forward contracts will expire in 13 months or less. Based upon sensitivity analysis as of December 31, 2004, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $24.4 million, compared with $18.4 million at December 31, 2003. The increase at December 31, 2004 is primarily due to the amount of foreign currency contracts held at December 31, 2004, compared with December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003
 (Amounts in Thousands, Except Share and Per Share Data)

	2004	2003
Assets
Current assets
Cash and equivalents	$309,116	$241,803
Accounts receivable, net of allowance for doubtful accounts of $8,927 in 2004 and $7,704 in 2003	155,024	125,088
Inventory	128,311	119,581
Prepaid expense	27,659	25,906
Deferred income taxes	28,937	27,182

Total current assets	649,047	539,560

Property, plant and equipment, net	78,979	76,360
Goodwill	14,163	14,163
Intangible assets, net	5,381	3,807
Other assets, net	9,940	7,826

Total assets	$757,510	$641,716

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$52,370	$38,026
Accrued expense
Payroll and related	55,459	54,846
Other	68,579	60,579
Income taxes payable	34,737	27,482
Derivative liabilities	15,047	16,058

Total current liabilities	226,192	196,991

Deferred compensation and other liabilities	12,543	9,318
Deferred income taxes	7,268	6,944
Stockholders' equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 45,359,009 shares issued at December 31, 2004 and 43,050,277 shares issued at December 31, 2003	454	431
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 5,871,830 shares issued at December 31, 2004 and 6,942,834 shares issued at December 31, 2003	59	69
Additional paid-in capital	238,829	175,629
Deferred compensation	(22,584)	(8,209)
Retained earnings	876,398	723,705
Accumulated other comprehensive income	10,228	1,306
Treasury Stock at cost; 17,049,457 Class A shares at December 31, 2004 and 14,972,185 Class A shares at December 31, 2003	(591,877)	(464,468)

Total stockholders' equity	511,507	428,463

Total liabilities and stockholders' equity	$757,510	$641,716

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2004, 2003 and 2002
 (Amounts in Thousands, Except Per Share Data)

	2004	2003	2002
Revenue	$1,500,580	$1,342,123	$1,190,896
Cost of goods sold	761,505	717,666	672,610

Gross profit	739,075	624,457	518,286

Operating expense
Selling	405,412	356,447	306,962
General and administrative	99,800	83,708	72,499

Total operating expense	505,212	440,155	379,461

Operating income	233,863	184,302	138,825

Other (income)/expense
Interest expense	700	1,039	884
Other, net	(3,570)	506	(828)

Total other (income)/expense	(2,870)	1,545	56

Income before provision for income taxes	236,733	182,757	138,769
Provision for income taxes	84,040	64,878	48,569

Income before cumulative effect of change in accounting principle	$152,693	$117,879	$90,200
Cumulative effect of change in accounting principle	—	—	4,913

Net income	$152,693	$117,879	$95,113

Earnings per share before cumulative effect of change in accounting principle
Basic	$4.39	$3.32	$2.42
Diluted	$4.28	$3.23	$2.36
Earnings per share after cumulative effect of change in accounting principle
Basic	$4.39	$3.32	$2.55
Diluted	$4.28	$3.23	$2.49
Weighted-average shares outstanding
Basic	34,814	35,498	37,308
Diluted	35,655	36,475	38,142

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
 (Dollars in Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Comprehensive Income	Total Stockholders' Equity
Balance, January 1, 2002	$405	$79	$125,648	$(3,226)	$510,713	$(9,372)	$(265,009)		$359,238

Issuance/conversion of shares of common stock	10	(3)	11,024	(1,428)	—	—	2,683		12,286
Amortization of deferred compensation	—	—	—	1,314	—	—	—		1,314
Reduction in loan on restricted stock	—	—	—	262	—	—	—		262
Repurchase of common stock	—	—	—	—	—	—	(101,174)		(101,174)
Tax benefit from stock option plans	—	—	6,211	—	—	—	—		6,211
Comprehensive income:
Net income	—	—	—	—	95,113	—	—	$95,113	95,113
Translation adjustment	—	—	—	—	—	9,013	—	9,013	9,013
Change in fair value of derivatives, net of taxes	—	—	—	—	—	(9,478)	—	(9,478)	(9,478)

Comprehensive income	—	—	—	—	—	—	—	$94,648	—

Balance, December 31, 2002	415	76	142,883	(3,078)	605,826	(9,837)	(363,500)		372,785

Issuance/conversion of shares of common stock	16	(7)	23,105	(6,942)	—	—	2,839		19,011
Amortization of deferred compensation	—	—	—	1,811	—	—	—		1,811
Repurchase of common stock	—	—	—	—	—	—	(103,807)		(103,807)
Tax benefit from stock option plans	—	—	9,641	—	—	—	—		9,641
Comprehensive income:
Net income	—	—	—	—	117,879	—	—	$117,879	117,879
Translation adjustment	—	—	—	—	—	13,304	—	13,304	13,304
Change in fair value of derivatives, net of taxes	—	—	—	—	—	(2,161)	—	(2,161)	(2,161)

Comprehensive income	—	—	—	—	—	—	—	$129,022	—

Balance, December 31, 2003	431	69	175,629	(8,209)	723,705	1,306	(464,468)		428,463

Issuance/conversion of shares of common stock	23	(10)	46,338	(18,007)	—	—	4,253		32,597
Amortization of deferred compensation	—	—	—	3,108	—	—	—		3,108
Reduction in loan on restricted stock	—	—	—	524	—	—	—		524
Repurchase of common stock	—	—	—	—	—	—	(131,662)		(131,662)
Tax benefit from stock option plans	—	—	16,862	—	—	—	—		16,862
Comprehensive income:
Net income	—	—	—	—	152,693	—	—	$152,693	152,693
Translation adjustment	—	—	—	—	—	8,305	—	8,305	8,305
Change in fair value of derivatives, net of taxes	—	—	—	—	—	617	—	617	617

Comprehensive income	—	—	—	—	—	—	—	$161,615	—

Balance, December 31, 2004	$454	$59	$238,829	$(22,584)	$876,398	$10,228	$(591,877)		$511,507

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
 (Dollars in Thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$152,693	$117,879	$95,113
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,825)	(1,346)	(954)
Amortization of deferred compensation	3,108	1,811	1,315
Depreciation and other amortization	23,496	21,833	21,188
Loss on disposal of property, plant and equipment	86	1,637	1,836
Cumulative effect of change in accounting principle	—	—	(4,913)
Tax benefit from stock option plans	16,862	9,641	6,211
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(24,781)	15,933	7,150
Inventory	(7,325)	4,798	6,313
Prepaid expense	(711)	(2,672)	(3,279)
Accounts payable	9,823	(325)	(11,088)
Accrued expense	6,308	22,746	20,548
Income taxes	6,943	7,097	(1,546)

Net cash provided by operating activities	184,677	199,032	137,894

Cash flows from investing activities:
Additions to property, plant and equipment	(24,095)	(24,855)	(17,930)
Other, net	(1,732)	4,393	291

Net cash used by investing activities	(25,827)	(20,462)	(17,639)

Cash flows from financing activities:
Common stock repurchases	(131,662)	(103,807)	(101,174)
Issuance of common stock	33,123	19,011	12,478

Net cash used by financing activities	(98,539)	(84,796)	(88,696)

Effect of exchange rate changes on cash	7,002	6,834	3,978

Net increase in cash and equivalents	67,313	100,608	35,537
Cash and equivalents at beginning of year	241,803	141,195	105,658

Cash and equivalents at end of year	$309,116	$241,803	$141,195

Supplemental disclosures of cash flow information:
Interest paid	$368	$854	$567
Income taxes paid	$61,748	$49,236	$44,512

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

1. Summary of Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of The Timberland Company and its subsidiaries ("we", "our", "us", "Timberland" or the "Company"). All intercompany transactions have been eliminated in consolidation.

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

        Our footwear, apparel and accessories products are marketed in highly competitive environments that are subject to change in consumer preferences. Footwear accounted for approximately 77% of our revenue in 2004. Geographically, approximately 59% of our revenue is from our domestic businesses. From a channel perspective, approximately 75% of our revenue is from our wholesale business.

        We manage our business in three major segments, each sharing similar product, distribution and marketing: U.S. Wholesale, U.S. Consumer Direct and International. We source approximately 91% of our footwear products from unrelated manufacturing vendors. The remainder is produced in our manufacturing facilities in Puerto Rico and the Dominican Republic. All of our apparel and accessories products are sourced from unrelated manufacturing vendors.

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

        In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," we recorded $5,565 of reimbursement of shipping expenses within revenues and the related shipping costs within selling expense in 2004. For the second half of 2003, we recorded $3,015 of reimbursement of shipping expenses within revenues and the related shipping costs within selling expense. For the first six months of 2003, shipping reimbursements of approximately $2,100 were recorded as an offset to selling expenses. In 2002, shipping reimbursements of approximately $5,500 were recorded as an offset to selling expenses. Shipping costs are included in selling expense and were $17,100, $15,300 and $13,400 for 2004, 2003 and 2002, respectively.

        We record reductions to revenue for estimated wholesale and retail customer returns and allowances. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received or paid.

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

Translation of Foreign Currencies

        All of our subsidiaries have adopted their local currencies as their functional currencies. We translate financial statements denominated in foreign currencies by translating balance sheet accounts at the end of period exchange rates and statement of income accounts at the average exchange rates for the period. Cumulative translation gains and losses are recorded in accumulated other comprehensive income in stockholders' equity and changes in cumulative translation gains and losses are reflected in other comprehensive income/(loss). Realized gains and losses are reflected in net income.

Derivatives

        We are exposed to foreign exchange risk when we purchase and sell goods in foreign currencies. It is our policy to hedge a portion of this risk through forward sales of foreign currencies, thereby locking in the future exchange rates. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. We use our operating budget and periodic forecasts to estimate our economic exposure and to determine our hedging commitments, and the timing of those commitments.

        Derivatives are recognized at fair value and included in either "Derivative liabilities" or "Derivative assets" on our balance sheet. Changes in fair value of derivatives that are not designated as hedges are recorded in income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset by the change in fair value of the hedged asset, liability, or firm commitment through earnings or deferred and included in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative's change in fair value is immediately recognized in earnings.

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

Excess of Fair Value of Acquired Assets Over Cost

        We adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" effective January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and requires that any excess of fair value of net assets over cost be recognized as income upon adoption. Accordingly, in the first quarter of 2002, we recognized a cumulative effect of a change in accounting principle after-tax gain of $4,913 ($0.13 per share diluted and basic) for the unamortized balance of the excess of fair value of net assets over cost as of December 31, 2001.

Goodwill

        Goodwill and intangible assets with indefinite lives are measured for impairment at least annually or when events indicate that impairment exists. We perform our annual impairment tests at the end of our second fiscal quarter and determined that no impairment of reported goodwill had occurred in 2004, 2003 and 2002 (see Note 3).

Short-Term and Long-Term Investments

        We classify all of our short-term and long-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's short-term and long-term investments do not include strategic investments.

Accrued Insurance Costs

        We are self-insured for workers' compensation, healthcare and short-term disability up to certain specified limits. Expenses associated with such self-insurance programs are accrued based upon estimates of the amounts required to cover incurred incidents.

Accounting for Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make assumptions that affect the estimates reported in these consolidated financial statements. Actual results may differ from these estimates. Some of the more important assumptions and estimates made by us are for sales returns and allowances, allowance for doubtful accounts receivable, realizable value of inventory, incentive compensation accruals, contingent liabilities, impairment of long-lived assets and goodwill, realizable value of deferred tax assets and our annual effective tax rate.

Earnings Per Share

        Basic earnings per share ("EPS") excludes common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised. Dilutive securities (see Note 15) included in the calculation of diluted weighted-average shares were 841,255 in 2004, 977,558 in 2003 and 833,585 in 2002. Anti-dilutive securities (such as in the money options) excluded from the calculation of diluted weighted-average shares were 492,863 in 2004, 566,014 in 2003 and 764,649 in 2002.

Long-lived Assets

        We periodically evaluate the carrying values and estimated useful lives of our long-lived assets, primarily property, plant and equipment and intangible assets. When factors indicate that such assets should be evaluated for possible impairment, we use estimates of future operating results and cash flows to determine whether the assets are recoverable.

Stock-based Compensation

        We apply the intrinsic value method in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock plans.

        In our consolidated financial statements, no compensation cost has been recognized for stock option grants issued under any of our stock option plans. Had compensation cost for stock option grants issued been determined under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been:

	2004	2003	2002
After cumulative effect of change in accounting principle:
Net income, as reported	$152,693	$117,879	$95,113
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	2,005	1,168	855
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	10,394	8,823	10,501

Pro forma net income	$144,304	$110,224	$85,467

Basic earnings per share, as reported	$4.39	$3.32	$2.55
Pro forma basic earnings per share	$4.14	$3.11	$2.29
Diluted earnings per share, as reported	$4.28	$3.23	$2.49
Pro forma diluted earnings per share	$4.05	$3.02	$2.24

        The fair value of each stock option granted in 2004, 2003 and 2002 under our plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under the plans in 2004, 2003 and 2002, respectively:

	2004	2003	2002
Expected volatility	35.9%	40.8%	48.3%
Risk-free interest rate	1.9%	1.7%	2.9%
Expected lives (years)	4.6	4.7	4.6
Dividend payments	—	—	—

Comprehensive Income

        Comprehensive income is the combination of reported net income and other comprehensive income/(loss), which is comprised of foreign currency translation adjustments and changes in the fair value of derivatives.

        The components of accumulated other comprehensive income/(loss) as of December 31, 2004, 2003 and 2002 were:

	2004	2003	2002
Cumulative translation adjustment	$19,406	$11,101	$(2,203)
Fair value of derivatives, net of taxes	(9,178)	(9,795)	(7,634)

Total	$10,228	$1,306	$(9,837)

Contingencies

        In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. See Note 10 regarding tax contingencies.

New Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. We are evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method. Our adoption of SFAS No. 123R will increase stock based compensation expense and decrease net income. In addition, SFAS No. 123R requires that the excess tax benefits related to stock based compensation be reported as a cash inflow from financing activities rather than a reduction of taxes paid in cash from operations.

        In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets-an amendment of APB Opinion No. 29." This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such transaction occurring in fiscal periods beginning after June 15, 2005, prospectively. Implementation of this statement is not expected to have any material effect on the Company's financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4." This statement amends the guidance for inventory pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current period charges. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, prospectively. Implementation of this statement is not expected to have any material effect on the Company's financial statements.

2. Derivatives

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

        In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements in non-U.S. Dollar denominated assets, liabilities and income as we purchase and sell goods in local currencies. We have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these exposures. We use derivative instruments, specifically forward contracts, to hedge a portion of our forecasted foreign currency transactions, typically for a period not greater than 18 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of December 31, 2004, we had forward contracts maturing at various dates through January 2006 to sell the equivalent of $246,215 in foreign currencies at contracted rates and to buy the equivalent of $16,092 in foreign currencies at contracted rates. As of December 31, 2003, we had forward contracts maturing at various dates through January 2005 to sell the equivalent of $189,730 in foreign currencies at contracted rates and to buy the equivalent of $23,078 in foreign currencies at contracted rates. The increase in the value of the contracts held at December 31, 2004 compared with December 31, 2003 is related to our choice to hedge a greater portion of our 2005 exposure at December 31, 2004 than the portion of our 2004 exposure that was hedged at December 31, 2003, as determined in accordance with our hedging policy, as well as growth in our International business and the depreciation of the U.S. dollar in relation to the Euro, Pound Sterling and the Japanese Yen during 2004.

        We also hedge the foreign currency exchange risk on existing intercompany assets and liabilities using forward contracts. Gains and losses related to forward contracts hedging foreign currency exchange risk on intercompany asset and liability balances are reflected in earnings immediately and largely offset the remeasurement of those assets and liabilities.

        On December 31, 2004, we had $15,047 in derivative liabilities on our balance sheet. On December 31, 2003, we had $16,058 in derivative liabilities on our balance sheet. Those amounts reflect the fair value of our foreign exchange contracts, which hedge forecasted future currency exposure, as measured in accordance with SFAS No. 133. The fair value of the contracts is a liability when our contract rates are below current forward foreign exchange rates and is an asset when our contract rates are above current forward foreign exchange rates. The offset to those liabilities and assets is in other comprehensive income/(loss) and is discussed in Note 1 to the Company's consolidated financial statements.

        For the periods ended December 31, 2004, 2003 and 2002, we recorded, in our income statement, after tax hedging losses of $12,977, $19,041 and $7,110, respectively. For the periods ended December 31, 2004, 2003 and 2002, the after tax hedging losses reclassified to earnings were $11,139, $17,595, and $6,763 respectively. Based on exchange rates at December 31, 2004, we estimate that the $15,047 in derivative liabilities on our balance sheet as of December 31, 2004 will be reclassified to earnings in 2005.

3. Goodwill and Other Intangible Assets

        Information regarding our other intangible assets, which consists of trademarks and patents, follows:

December 31, 2004			December 31, 2003
Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
$10,579	$(5,198)	$5,381	$8,283	$(4,476)	$3,807

        Amortization expense of intangible assets with definite lives for 2004, 2003 and 2002 was $1,662, $1,414 and $1,278, respectively. The estimated amortization for existing intangible assets as of December 31, 2004, for each of the five succeeding fiscal years is as follows: 2005: $1,731; 2006: $1,430; 2007: $1,100; 2008: $796; 2009: $324. The amortization period for other intangible assets and related expenses is five years.

4. Deferred Compensation Plan

        On January 1, 2001, we established an irrevocable grantor's trust to hold assets to cover benefit obligations under the Company's Deferred Compensation Plan (the "Plan"). Our obligations under the Plan consist of our unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, (ii) additional amounts, if any, that we may, from time to time, credit to the Plan, and (iii) notional earnings on the foregoing amounts. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. The Plan assets and our liability for those assets reside in long-term "Other assets, net" and "Deferred compensation," respectively, on our consolidated balance sheets. The securities that comprise the Plan assets are designated as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Section 409A of the Internal Revenue Code subjects amounts deferred after December 31, 2004, to new rules governing deferral elections and payment of deferred compensation. Formal plan amendments to comply with the new rules are not required before December 31, 2005, and the U.S. Treasury Department has issued the first in what is expected to be a series of documents providing guidance on the new rules.

5. Credit Agreements

        On April 30, 2004, we entered into an amended and restated unsecured committed revolving credit agreement with a group of banks, which matures on April 30, 2007 ("Agreement"), unless prior to April 30, 2006, we elect to extend the final maturity date to April 30, 2008. The new Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Under certain circumstances, we may increase the committed borrowing limit by $50,000 for a total commitment of $250,000. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 2.4% at December 31, 2004), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. At December 31, 2004, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At December 31, 2004, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

        Additionally, we have uncommitted lines of credit available from certain banks totaling $40,000 at December 31, 2004. Borrowings under these lines are at prevailing money market rates (3.0% at December 31, 2004). These arrangements may be terminated at any time at the option of the banks or the Company.

        As of December 31, 2004, 2003 and 2002, we had letters of credit for the purchase of inventory outstanding of $35,100, $27,000 and $23,000, respectively. All were issued for the purchase of inventory.

6. Financial Instruments and Concentration of Credit Risk

        The following table illustrates the U.S. dollar equivalent of foreign exchange contracts at December 31, 2004 and 2003 along with maturity dates, net unrealized gain/(loss) and net unrealized gain/(loss) deferred. Unrealized gains or losses are determined based on the difference between the settlement and year-end foreign exchange rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount (U.S. $ Equivalent)	Maturity Date	Unrealized Gross Gain	Unrealized Gross (Loss)	Net Unrealized Gain/(Loss)	Net Unrealized Loss Deferred
December 31, 2004
Pounds Sterling	$36,641	2005	$117	$(1,298)	$(1,181)	$(1,191)
Pounds Sterling	13,181	2006	13	(320)	(307)	(307)
Euro	117,697	2005	65	(10,441)	(10,376)	(10,434)
Euro	21,527	2006	—	(2,032)	(2,032)	(2,032)
Japanese Yen	24,282	2005	—	(589)	(589)	(513)
Japanese Yen	10,983	2006	—	(570)	(570)	(570)
Canadian Dollar	5,812	2005	—	(22)	(22)	—

Total	$230,123		$195	$(15,272)	$(15,077)	$(15,047)

December 31, 2003
Pounds Sterling	$3,875	2004	$—	$(2,090)	$(2,090)	$(2,018)
Pounds Sterling	10,213	2005	—	(951)	(951)	(951)
Euro	99,409	2004	37	(9,378)	(9,341)	(9,378)
Euro	20,426	2005	—	(2,047)	(2,047)	(2,047)
Japanese Yen	17,528	2004	568	(1,912)	(1,344)	(1,048)
Japanese Yen	8,226	2005	—	(616)	(616)	(616)
Canadian Dollar	6,975	2004	59	—	59	—

Total	$166,652		$664	$(16,994)	$(16,330)	$(16,058)

        Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. We place our temporary cash investments with high credit quality financial institutions, thereby minimizing exposure to concentrations of credit risk. Credit risk with respect to trade receivables is limited, due to the large number of customers included in our customer base.

7. Fair Value of Financial Instruments

        The estimated fair values of Timberland's financial instruments are as follows:

	2004		2003
December 31,	Carrying or Contract Amount	Fair Value	Carrying or Contract Amount	Fair Value
Cash and equivalents[1]	$309,116	$309,116	$241,803	$241,803
Foreign currency contracts[2]	$230,123	$245,200	$166,652	$182,982

1
The carrying amounts of cash and equivalents approximate their fair values.

2
The fair value of foreign currency contracts is estimated by obtaining the appropriate year-end rates as of December 31, 2004 and 2003.

8. Inventory

        Inventory consists of the following:

December 31,	2004	2003
Materials	$3,752	$2,333
Work-in-process	1,364	1,918
Finished goods	123,195	115,330

Total	$128,311	$119,581

9. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

December 31,	2004	2003
Land and improvements	$501	$501
Building and improvements	48,778	45,135
Machinery and equipment	140,395	130,426
Lasts, patterns and dies	23,848	20,676

Total cost	213,522	196,738
Less: accumulated depreciation	(134,543)	(120,378)

Net property, plant and equipment	$78,979	$76,360

        Depreciation expense was $21,581, $20,107 and $19,564 for the three years ended December 31, 2004, 2003 and 2002, respectively.

10. Income Taxes

        The components of the provision for income taxes are as follows:

	2004		2003		2002
December 31,
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$63,803	$(2,157)	$48,807	$(1,192)	$36,240	$(1,254)
State	10,981	332	8,841	(154)	7,159	300
Puerto Rico	380	—	390	—	420	—
Foreign	10,701	—	8,186	—	5,704	—

Total	$85,865	$(1,825)	$66,224	$(1,346)	$49,523	$(954)

        The provision for income taxes differs from the amount computed using the statutory federal income tax rate of 35% due to the following:

December 31,	2004		2003		2002
Federal income tax at statutory rate	$82,857	35.0%	$63,965	35.0%	$48,569	35.0%
Federal tax exempt operations in Puerto Rico	(3,567)	(1.5)	(3,604)	(2.0)	(3,734)	(2.7)
State taxes, net of applicable federal benefit	7,353	3.1	5,647	3.1	4,848	3.5
Other, net	(2,603)	(1.1)	(1,130)	(0.6)	(1,114)	(0.8)

Total	$84,040	35.5%	$64,878	35.5%	$48,569	35.0%

        The tax effects of temporary differences and carry-forwards that give rise to significant portions of prepaid tax assets and deferred tax liabilities consist of the following:

	2004		2003
December 31,
	Assets	Liabilities	Assets	Liabilities
Current:
Inventory	$3,754	$—	$3,347	$—
Receivable allowances	14,254	—	12,145	—
Employee benefits accruals	2,261	—	2,706	—
Forward currency contracts	5,868	—	6,263	—
Other	2,800	—	2,721	—

Total current	$28,937	$—	$27,182	$—

Non-current:
Accelerated depreciation and amortization	$4,025	$—	$3,844	$—
Puerto Rico tollgate taxes	—	(2,470)	—	(2,470)
Undistributed foreign earnings	—	(7,985)	—	(10,538)
Deferred compensation	3,507	—	2,099	—
Other (including certain state taxes)	—	(4,345)	121	—
Net operating loss carry-forwards	512	—	129	—
Less—valuation allowance	(512)	—	(129)	—

Total non-current	$7,532	$(14,800)	$6,064	$(13,008)

        Our consolidated income before taxes included earnings from our subsidiary in Puerto Rico, which are substantially exempt from Puerto Rico income tax under an exemption which expires in 2012 and federal income taxes under an exemption which became limited after 2001 and is scheduled to expire after 2005. Deferred tollgate taxes have been provided on all of the accumulated earnings of the subsidiary in Puerto Rico, which are subject to tollgate tax. Deferred income taxes are also provided on the undistributed earnings of our foreign subsidiaries.

        We have provided reserves for certain tax matters, both domestic and foreign, which we believe could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company's effective tax rate, which management believes will not be material.

11. Other Accrued Expenses

        Other accrued expenses consist of the following:

December 31,	2004	2003
Freight, duties and taxes	$15,579	$16,905
Professional services and corporate expenses	16,533	13,967
Marketing related expenses	13,592	10,122
Foreign exchange contracts closed	9,922	9,474
Rent	3,516	3,537
Other accrued expenses	9,437	6,574

Total	$68,579	$60,579

12. Lease Commitments

        We lease our corporate headquarters facility and other management offices, manufacturing facilities, retail stores, showrooms, two distribution facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2019. The approximate minimum rental commitments under all non-cancelable leases as of December 31, 2004 are as follows:

2005	$36,907
2006	31,639
2007	26,056
2008	21,283
2009	17,925
Thereafter	38,977

Total	$172,787

        Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require us to pay real estate taxes, maintenance and other expenses. The aggregate base rent obligation for a lease is expensed on a straight-line basis over the term of the lease. Base rent expense for all operating leases was $40,117, $35,589 and $31,877 for the years ended December 31, 2004, 2003 and 2002, respectively. Percentage rent, based on sales levels, for the years ended December 31, 2004, 2003 and 2002 was $12,612, $7,345 and $5,314, respectively.

13. Business Segments and Geographic Information

        We manage our business in three reportable segments, each sharing similar product, distribution and marketing. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International. The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. This segment also includes royalties from licensed products sold in the United States and the management costs and expenses associated with our worldwide licensing efforts. The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States and our e-commerce business. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels to sell footwear and apparel and accessories), independent distributors and licensees.

        The Unallocated Corporate component of segment reporting consists primarily of the corporate finance, information technology, legal and administrative expenses, United States distribution expenses, a majority of United States marketing expenses and other costs incurred in support of company-wide activities. This segment now includes costs related to worldwide product development, which were previously included in U.S. Wholesale. In the table below, Unallocated Corporate expenses for 2003 and 2002 increased by $15,586 and $15,440, respectively, to reflect this reclassification. For 2004 worldwide product development cost was $22,243. Unallocated Corporate also includes other expense/(income), which is primarily interest expense, interest income and other miscellaneous expense/(income). Such expenses are not allocated among the reported business segments.

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

	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
2004
Revenue	$665,222	$214,110	$621,248	$—	$1,500,580
Depreciation and amortization	608	2,422	6,046	17,528	26,604
Operating income/(loss)	225,299	35,345	130,879	(157,660)	233,863
Interest expense	—	—	—	700	700
Other, net	—	—	—	(3,570)	(3,570)

Income/(loss) before income taxes	225,299	35,345	130,879	(154,790)	236,733

Total assets	153,218	25,984	266,807	311,501	757,510
Goodwill	6,804	794	6,565	—	14,163
Expenditures for capital additions	1,166	2,122	10,355	10,452	24,095
	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
2003
Revenue	$625,843	$200,003	$516,277	$—	$1,342,123
Depreciation and amortization	888	2,456	5,393	14,907	23,644
Operating income/(loss)	212,106	30,013	80,504	(138,321)	184,302
Interest expense	—	—	—	1,039	1,039
Other, net	—	—	—	506	506

Income/(loss) before income taxes	212,106	30,013	80,504	(139,866)	182,757

Total assets	123,421	26,582	198,464	293,249	641,716
Goodwill	6,804	794	6,565	—	14,163
Expenditures for capital additions	662	1,828	8,958	13,407	24,855
	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
2002
Revenue	$595,240	$190,434	$405,222	$—	$1,190,896
Depreciation and amortization	764	2,680	4,506	14,553	22,503
Operating income/(loss)	193,397	27,213	63,257	(145,042)	138,825
Interest expense	—	—	—	884	884
Other, net	—	—	—	(828)	(828)

Income/(loss) before income taxes	193,397	27,213	63,257	(145,098)	138,769

Total assets	157,089	28,064	152,691	200,827	538,671
Goodwill	6,804	794	6,565	—	14,163
Expenditures for capital additions	188	2,339	5,555	9,848	17,930

        The following summarizes our operations in different geographic areas for the years ended December 31, 2004, 2003 and 2002, respectively:

	United States	Europe	Asia	Other Foreign	Consolidated
2004
Revenue	$879,332	$478,960	$121,302	$20,986	$1,500,580
Long-lived assets	$77,280	$17,249	$8,913	$5,021	$108,463
2003
Revenue	$825,846	$402,252	$99,178	$14,847	$1,342,123
Long-lived assets	$74,248	$17,934	$4,483	$5,491	$102,156
2002
Revenue	$785,675	$317,402	$81,049	$6,770	$1,190,896
Long-lived assets	$72,787	$14,245	$4,375	$5,481	$96,888

        The U.S. Wholesale and U.S. Consumer Direct segments and Unallocated Corporate comprise the United States geographic area. The International segment is divided into three geographic areas, Europe, Asia and Other Foreign. Other Foreign assets consist primarily of the Company's owned manufacturing facilities in the Caribbean and assets related to our sourcing operations.

14. Stockholders' Equity

        Our Class A Common Stock and Class B Common Stock are identical in all respects, except that shares of Class A Common Stock carry one vote per share, while shares of Class B Common Stock carry ten votes per share. In addition, holders of Class A Common Stock have the right, voting separately as a class, to elect 25% of the directors of the Company, and vote together with the holders of Class B Common Stock for the remaining directors. In 2004 and 2003, 1,071,004 and 618,351 shares of Class B Common Stock were converted to Class A Common Stock, respectively.

        On October 18, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our Class A Common Stock. As of December 31, 2001, we had repurchased 2,276,800 shares under that authorization. During 2001 and 2002, we repurchased 1,958,500 and 1,723,200 shares under that authorization, respectively.

        On May 16, 2002, the Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. During 2002, 2003 and 2004, we had repurchased 1,082,300, 2,291,468 and 626,232 shares under that authorization, respectively. On September 23, 2003, our Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. We have repurchased 1,583,862 shares under this authorization. We may use repurchased shares to offset future issuances under the Company's stock-based employee incentive plans or for other purposes. From time to time, we use Rule 10b5-1 plans to facilitate share repurchases. Shares repurchased totaled 2,210,094 during the year ended December 31, 2004.

15. Stock and Employee Benefit Plans

        Under our 1997 Incentive Plan, as amended (the "1997 Plan"), 8,000,000 shares of Class A Common Stock have been reserved for issuance. In addition to stock options, any of the following incentives may be awarded to participants under the 1997 Plan: stock appreciation rights ("SAR"), restricted stock, unrestricted stock, awards entitling the recipient to delivery in the future of Class A Common Stock or other securities, securities which are convertible into, or exchangeable for, shares of Class A Common Stock and cash bonuses. The option price per share and vesting periods of stock options are determined by the Management Development and Compensation Committee of the Board of Directors. Outstanding stock options granted under the 1997 Plan have been granted at fair market value and become exercisable either in equal installments over four years, beginning one year after the grant date, or become exercisable two years after grant date. All options expire ten years after the grant date.

        Under our 2001 Non-Employee Directors Stock Plan, as amended, (the "2001 Plan"), we have reserved 200,000 shares of Class A Common Stock for the granting of stock options to eligible non-employee directors of the Company. Under the terms of the 2001 Plan, stock option grants are awarded on a predetermined formula basis. Unless terminated by our Board of Directors, the 2001 Plan will be in effect until all shares available for issuance have been issued, pursuant to the exercise of all options granted. The exercise price of options granted under the 2001 Plan is the fair market value of the stock on the date of the grant. Stock options granted under the 2001 Plan prior to, December 31, 2004, become exercisable in equal installments over four years, beginning one year after the grant date, and expire ten years after the date of grant. Effective January 1, 2005, initial awards of options granted under the 2001 Plan to new directors become exercisable in equal installments over three years and annual awards of options granted under the 2001 Plan become fully exercisable one year from the date of grant and, in each case, expire ten years after the date of grant.

        Options to purchase an aggregate of 1,100,001, 1,591,698 and 1,647,976 shares were exercisable under all option arrangements at December 31, 2004, 2003 and 2002, respectively. Under the existing stock option plans, there were 1,522,412 and 2,163,312 shares available for future grants at December 31, 2004 and 2003, respectively.

        The following summarizes transactions under all stock option arrangements for the years ended December 31, 2004, 2003 and 2002:

	Number of Shares	Range of Exercise Prices	Weighted-Average Exercise Price
January 1, 2002	3,716,158	$3.34 – 57.81	$24.77
Granted	1,272,579	28.25 – 45.60	36.15
Exercised	(743,166)	3.82 – 34.94	14.55
Canceled	(225,435)	15.19 – 57.00	39.82

December 31, 2002	4,020,136	3.82 – 57.00	29.42

Granted	1,031,920	31.81 – 58.19	41.75
Exercised	(918,709)	4.34 – 48.43	19.02
Canceled	(453,716)	5.13 – 57.00	40.32

December 31, 2003	3,679,631	4.34 – 58.19	34.13

Granted	716,689	50.02 – 67.13	62.18
Exercised	(1,232,278)	4.34 – 57.00	24.82
Canceled	(173,802)	31.59 – 65.52	44.98

December 31, 2004	2,990,240	$4.34 – 67.13	$44.08

        The following summarizes information about all stock options outstanding at December 31, 2004:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 4.34 – 22.75	364,458	4.07	Years	$18.30	364,458	$18.30
23.75 – 34.53	68,096	6.93		32.05	41,223	32.00
34.65 – 35.48	494,103	7.12		35.46	178,831	35.43
35.61 – 38.20	116,814	7.50		36.52	38,153	36.41
38.24 – 38.97	549,597	8.16		38.95	103,887	38.96
39.00 – 50.99	337,390	8.19		47.33	108,679	47.02
51.45 – 56.68	51,450	8.10		53.32	19,935	53.68
57.00 – 57.00	332,477	6.16		57.00	244,835	57.00
57.25 – 62.38	76,200	9.64		58.91	—	0.00
62.58 – 67.13	599,655	9.22		62.70	—	0.00

$ 4.34 – 67.13	2,990,240	7.47		$44.08	1,100,001	$36.27

        Pursuant to the terms of our 1991 Employee Stock Purchase Plan, as amended (the "ESP Plan"), we are authorized to issue up to an aggregate of 1,200,000 shares of our Class A Common Stock to eligible employees electing to participate in the ESP Plan. Eligible employees may contribute, through payroll withholdings, from 2% to 10% of their regular base compensation during six-month participation periods beginning January 1 and July 1 of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Class A Common Stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower. Employee purchases amounted to 39,684 shares in 2004, 45,804 shares in 2003 and 51,826 shares in 2002 at prices ranging from $30.09 to $53.07 per share. At December 31, 2004, a total of 197,222 shares were available for future purchases. The weighted-average fair values of those purchase rights granted in 2004, 2003 and 2002 were $11.62, $10.00 and $8.73, respectively.

        In 2004, our Board of Directors approved future awards of restricted share grants of Class A Common Stock under the Company's 1997 Incentive Plan, as amended, and a cash incentive award. The award of these restricted share grants and the cash incentive award is based on achieving certain performance targets for the period January 1, 2004 through December 31, 2006. Based on the achievement of 2004 performance targets, $10,950 of restricted shares will be awarded on July 5, 2005. The number of shares to be awarded will be determined by the share price at that date. These shares will vest equally over three years from the award date. An additional grant of 100,000 restricted shares, based on the achievement of a separate performance target, will also be awarded on July 5, 2005. These shares will vest two years after the award date. These shares will be subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. Accordingly, as of December 31, 2004, we recorded deferred compensation on our balance sheet to reflect these future awards. For the period January 1, 2005 through December 31, 2006 grants of $9,185 and $9,509 will be made in 2006 and 2007, respectively, if certain targeted performance goals are achieved. The number of shares to be awarded will be determined by the share price at that date. Additionally, the cash incentive award of up to $3,000 is based on achievement of a performance target over a three year measurement period from January 1, 2004 to December 31, 2006, and will be awarded in 2007.

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

        In the second quarter of 2000, we made a loan to an officer of the Company of approximately $1,100 securitized by restricted stock that had been issued in 1999. In the first quarters of 2001 and 2002, the Board of Directors forgave $325 and $262 of principal payments on the loan, respectively. The officer paid the balance of the loan receivable, $524, in the fourth quarter of 2004. The compensation expense, associated with the restricted stock issuance, was amortized over the five-year vesting period.

        We maintain a contributory 401(k) Retirement Earnings Plan (the "401(k) Plan") for eligible salaried and hourly employees who are at least 18 years of age. Under the provisions of the 401(k) Plan, employees may contribute between 2% and 16% of their base salary up to certain limits. The 401(k) Plan provides for the Company matching contributions not to exceed 3% of the employee's compensation or, if less, 50% of the employee's contribution. Vesting of our contribution begins at 25% after one year of service and increases by 25% each year until full vesting occurs. We maintain two contributory 165(e) Retirement Earnings Plans (the "165(e) Plans") for eligible salaried and hourly employees of our manufacturing facilities and a non-contributory profit sharing plan for eligible hourly employees not covered by the 401(k) or 165(e) Plans. Our contribution expense under all retirement plans was $1,756 in 2004, $1,666 in 2003 and $1,552 in 2002.

16. Litigation

        We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

17. Quarterly Results of Operations (Unaudited)

        The following is a tabulation of the quarterly results of operations for the years ended December 31, 2004 and 2003, respectively:

2004 Quarter Ended	April 2	July 2	October 1	December 31
Revenue	$321,777	$230,210	$493,933	$454,660
Gross profit	166,451	114,497	243,772	214,355
Net income	31,144	7,868	68,640	45,041
Basic earnings per share	$.89	$.22	$1.96	$1.31
Diluted earnings per share	$.87	$.22	$1.92	$1.29
2003 Quarter Ended	March 28	June 27	September 26	December 31
Revenue	$270,997	$211,733	$443,960	$415,433
Gross profit	126,228	98,776	202,800	196,653
Net income	19,330	5,812	53,273	39,464
Basic earnings per share	$.54	$.16	$1.51	$1.13
Diluted earnings per share	$.53	$.16	$1.47	$1.10

18. Subsequent Event

        On March 3, 2005, the Company announced that its Board of Directors approved a 2-for-1 split of its Class A and Class B Common Stock. The additional shares will be distributed on May 2, 2005, to shareholders of record on April 14, 2005. In addition, the Board of Directors approved the retirement of 10.0 million Class A Treasury shares. Additionally, the Board also approved a 100% increase in shares remaining under its previously announced repurchase program as of the April 14, 2005 record date to reflect the impact of the stock split. The increase will be effective immediately after the May 2, 2005 distribution date. The shares presented in the consolidated balance sheets as of December 31, 2004 and 2003 and the number of shares used in the computation of earnings per share in the consolidated statements of income for the year ended December 31, 2004, 2003 and 2002, were based on the number of shares outstanding before giving effect to the stock split.

        On a pro-forma basis, giving effect to the stock split, outstanding shares and revised earnings per share would have been as follows:

	December 31, 2004	December 31, 2003
Pro-forma issued shares of:
Class A	90,718,018	86,100,554
Class B	11,743,660	13,885,668

	December 31, 2004	December 31, 2003	December 31, 2002
Pro-forma earnings per shares:
Earnings per share before cumulative effect in change in accounting principle
Basic	$2.19	$1.66	$1.21
Diluted	$2.14	$1.62	$1.18
Earnings per share after cumulative effect in change in accounting principle
Basic	$2.19	$1.66	$1.27
Diluted	$2.14	$1.62	$1.25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire

        We have audited the accompanying consolidated balance sheets of The Timberland Company and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Timberland Company and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for the excess of fair value of assets acquired over cost to conform to the Statement of Financial Accounting Standards ("SFAS") No. 141, and goodwill to conform to SFAS No. 142.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 15, 2005

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

        Based on their evaluation as of December 31, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). Timberland's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of Timberland's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Timberland maintained effective internal control over financial reporting as of December 31, 2004.

        Timberland's independent registered public accounting firm has audited and issued their report on management's assessment of Timberland's internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that The Timberland Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31,

2004, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the change in the method of accounting for excess of fair value of acquired assets over cost on January 1, 2002.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 15, 2005

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Please refer to the information set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Form 10-K and to the information under the captions "Information with Respect to Nominees", "Corporate Governance Principles and Code of Ethics", "Shareholder Communications to the Board of Directors", "Committees of the Board of Directors and Board of Directors Independence", "The Governance and Nominating Committee", "The Management Development and Compensation Committee", and "The Audit Committee" in our definitive Proxy Statement (the "2005 Proxy Statement") relating to our 2005 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2004, which information is incorporated herein by reference. Please refer also to the information set forth in our 2005 Proxy Statement with respect to compliance with Section 16(a) of the Exchange Act, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Please refer to the information set forth under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in our 2005 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Please refer to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2005 Proxy Statement, which information is incorporated herein by reference. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company appearing on the cover page of this report includes the shares owned by The Swartz Foundation and The Sidney and Judith Swartz Charitable Remainder Unitrust.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,990,240	$44.08	1,522,412
Equity compensation plans not approved by security holders.	—	—	—
Total	2,990,240	$44.08	1,522,412

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACT1ONS

        Please refer to the information set forth under the caption "Certain Relationships and Related Transactions" in our 2005 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Please refer to the information set forth under the captions "Audit and Non-Audit Fees" and "Audit Committee Pre-Approval of Audit and Non-Audit Services" in our 2005 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1) FINANCIAL STATEMENTS. The following consolidated financial statements are included in Item 8 of this Form 10-K and appear on the pages shown below:

Form 10-K Page
Consolidated Balance Sheets as of December 31, 2004 and 2003	31
For the years ended December 31, 2004, 2003 and 2002:
Consolidated Statements of Income	32
Consolidated Statements of Changes in Stockholders' Equity	33
Consolidated Statements of Cash Flows	34
Notes to Consolidated Financial Statements	35-54
Report of Independent Registered Public Accounting Firm	55

        (a)(2) FINANCIAL STATEMENT SCHEDULE. The following additional financial data appearing on the pages shown below should be read in conjunction with the consolidated financial statements:

Form 10-K Page
Schedule II—Valuation and Qualifying Accounts	64

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have, therefore, been omitted.

        (b) EXHIBITS. Listed below are the Exhibits filed or furnished as part of this report, some of which are incorporated by reference from documents previously filed by us with the Securities and Exchange Commission in accordance with the provisions of Rule 12b-32 of the Exchange Act.

EXHIBIT	DESCRIPTION
(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a)	Restated Certificate of Incorporation dated May 14, 1987[9]
	(b)	Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987[9]
	(c)	Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987[9]
	(d)	Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000[9]
	(e)	Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001[10]
3.2	By-Laws, as amended February 19, 1993[2]
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Specimen stock certificate for shares of the Company's Class A Common Stock[3]
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz[1]
10.2	(a)	The Company's 1987 Stock Option Plan, as amended[4]
	(b)	The Company's 1997 Incentive Plan, as amended[11]

10.3	The Company's 1991 Employee Stock Purchase Plan, as amended[6]
10.4	(a) The Company's 1991 Stock Option Plan for Non-Employee Directors[7]
(b) Amendment No. 1 dated December 7, 2000[9]
10.5	The Company's 2001 Non-Employee Directors Stock Plan, as amended, filed herewith
10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, as approved on December 2, 2004[13]
10.7	The Timberland Company 2004 Executive Long Term Incentive Program, filed herewith
10.8	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program, filed herewith
10.9	The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker, filed herewith
10.10	Amendment to The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker, filed herewith
10.11	The Timberland Company 2005 Long Term Incentive Program for Kenneth P. Pucker[5]
10.12	Amended and Restated Revolving Credit Agreement dated as of April 30, 2004 among The Timberland Company, certain banks listed therein and Fleet National Bank, as administrative agent[12]
10.13	The Timberland Company Deferred Compensation Plan, as amended[8]
10.14	Change of Control Severance Agreement[9]
(21)	SUBSIDIARIES
21.	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23.	Consent of Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d—14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
(99)	ADDITIONAL EXHIBIT
99.1	Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith

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

5
Filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2005 and incorporated herein by reference.

6
Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

7
Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

8
Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended October 1, 2004, and incorporated herein by reference.

9
Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10
Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

11
Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

12
Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended July 2, 2004, and incorporated herein by reference.

13
Filed as an exhibit to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMBERLAND COMPANY
March 16, 2005	By:	/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIDNEY W. SWARTZ Sidney W. Swartz	Chairman of the Board and Director	March 16, 2005
/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005
/s/ BRIAN P. MCKEON Brian P. McKeon	Chief Financial Officer and Executive Vice President— Finance and Administration	March 16, 2005
/s/ JOHN CRIMMINS John Crimmins	Vice President, Corporate Controller and Chief Accounting Officer	March 16, 2005
/s/ ROBERT M. AGATE Robert M. Agate	Director	March 16, 2005
/s/ JOHN E. BEARD John E. Beard	Director	March 16, 2005
/s/ JOHN F. BRENNAN John F. Brennan	Director	March 16, 2005
/s/ IAN W. DIERY Ian W. Diery	Director	March 16, 2005

/s/ IRENE ESTEVES Irene Esteves	Director	March 16, 2005
/s/ JOHN A. FITZSIMMONS John A. Fitzsimmons	Director	March 16, 2005
/s/ VIRGINIA H. KENT Virginia H. Kent	Director	March 16, 2005
/s/ BILL SHORE Bill Shore	Director	March 16, 2005

SCHEDULE II

THE TIMBERLAND COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars In Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs, Net of Recoveries	Balance at End of Period
Allowance for doubtful accounts:
Years ended:
December 31, 2004	$7,704	$2,424	—	$1,201	$8,927
December 31, 2003	7,487	2,800	—	2,583	7,704
December 31, 2002	5,934	2,080	—	527	7,487

QuickLinks

  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES(1)
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
  ITEM 9B. OTHER INFORMATION
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACT1ONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
SCHEDULE II THE TIMBERLAND COMPANY VALUATION AND QUALIFYING ACCOUNTS (Dollars In Thousands)