Form 10-K/A
period 2004-12-31
TIMBERLAND CO
filed 2005-03-17
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

        The Timberland Company (the "Company") is filing this amendment to Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005, to add the name and electronic signature of the Company's independent registered public accounting firm, Deloitte & Touche LLP ("Deloitte"), to the Consent of Independent Registered Public Accounting Firm in Exhibit 23. The omission was due to an inadvertent printing error.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (b)
  EXHIBITS. Listed below are the Exhibits filed or furnished as part of this amended report.

EXHIBIT	DESCRIPTION
(23)	CONSENT OF EXPERTS AND COUNSEL
23.	Consent of Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

        We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2005	THE TIMBERLAND COMPANY
	By:	/s/ BRIAN P. MCKEON Brian P. McKeon Chief Financial Officer and Executive Vice President — Finance and Administration

QuickLinks

EXPLANATORY NOTE
PART IV
SIGNATURES