Form 10-K/A
period 2004-12-31
TIMBERLAND CO
filed 2005-03-25
CIK 814361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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

EXPLANATORY NOTE

        The Timberland Company (the "Company") is filing this second amendment to Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 ("Form 10-K"). The Company's filing agent included a signature page in the Form 10-K that was not authorized by the Company. That signature page included the name of a former director of the Company, Robert M. Agate, who did not stand for re-election in 2004. The Company is filing herewith its authorized Form 10-K signature page in effect on March 16, 2005, which did not include the name of the former director.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (b)
  EXHIBITS. Listed below are the Exhibits filed or furnished as part of this amended report.

EXHIBIT	DESCRIPTION
(31)	RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

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

Signature	Title	Date

/s/ SIDNEY W. SWARTZ Sidney W. Swartz	Chairman of the Board and Director	March 16, 2005
/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005
/s/ BRIAN P. MCKEON Brian P. McKeon	Chief Financial Officer and Executive Vice President—Finance and Administration	March 16, 2005
/s/ JOHN CRIMMINS John Crimmins	Vice President, Corporate Controller and Chief Accounting Officer	March 16, 2005
/s/ JOHN E. BEARD John E. Beard	Director	March 16, 2005
/s/ JOHN F. BRENNAN John F. Brennan	Director	March 16, 2005
/s/ IAN W. DIERY Ian W. Diery	Director	March 16, 2005
/s/ IRENE ESTEVES Irene Esteves	Director	March 16, 2005
/s/ JOHN A. FITZSIMMONS John A. Fitzsimmons	Director	March 16, 2005
/s/ VIRGINIA H. KENT Virginia H. Kent	Director	March 16, 2005
/s/ BILL SHORE Bill Shore	Director	March 16, 2005

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMBERLAND COMPANY
Date: March 25, 2005	By:	/s/ BRIAN P. MCKEON Brian P. McKeon Chief Financial Officer and Executive Vice President—Finance and Administration

QuickLinks

EXPLANATORY NOTE
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
SIGNATURES