Form 10-Q
period 2005-04-01
TIMBERLAND CO
filed 2005-05-10
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-9548

The Timberland Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0312554
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Domain Drive, Stratham, New Hampshire	03885
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (603) 772-9500

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

Yes  ☒     No  ☐

On April 29, 2005, on a pre-split basis, 27,696,683 shares of the registrant’s Class A Common Stock were outstanding and 5,871,830 shares of the registrant’s Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY

FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	April 1, 2005	April 2, 2004	Dec. 31, 2004
Assets
Current assets
Cash and equivalents	$203,715	$160,624	$309,116
Accounts receivable, net of allowance for doubtful accounts of $8,888 at April 1, 2005, $7,646 at April 2, 2004 and $8,927 at December 31, 2004	187,523	161,195	155,024
Inventory	161,027	142,828	128,311
Prepaid expense	28,410	25,295	27,659
Deferred income taxes	15,990	20,136	28,937
Total current assets	596,665	510,078	649,047
Property, plant and equipment, net	78,232	74,031	78,979
Goodwill	14,163	14,163	14,163
Intangible assets	5,095	3,735	5,381
Other assets, net	10,493	9,164	9,940
Total assets	$704,648	$611,171	$757,510

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$53,009	$31,510	$52,370
Accrued expense
Payroll and related	26,831	28,987	55,459
Other	61,764	54,202	68,579
Income taxes payable	14,359	13,808	34,737
Derivative liabilities	4,380	8,740	15,047
Total current liabilities	160,343	137,247	226,192
Deferred compensation and other liabilities	13,935	11,297	12,543
Deferred income taxes	6,537	8,955	7,268
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 71,156,442 shares issued at April 1, 2005, 88,755,170 shares issued at April 2, 2004 and 90,718,018 shares issued at December 31, 2004	712	444	454
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at April 1, 2005, 11,815,264 shares issued and outstanding at April 2, 2004 and 11,743,660 shares issued and outstanding at December 31, 2004	117	59	59
Additional paid-in capital	208,242	183,960	238,829
Deferred compensation	(34,107)	(8,447)	(22,584)
Retained earnings	616,623	754,849	876,398
Accumulated other comprehensive income	10,722	4,478	10,228
Treasury Stock at cost; 15,336,086 Class A shares at April 1, 2005, 30,423,108 Class A shares at April 2, 2004 and 34,098,914 Class A shares at December 31, 2004	(278,476)	(481,671)	(591,877)
Total stockholders’ equity	523,833	453,672	511,507
Total liabilities and stockholders’ equity	$704,648	$611,171	$757,510

Shares have been restated to reflect the 2-for-1 stock split in May 2005.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended
	April 1, 2005	April 2, 2004
Revenue	$354,211	$321,777
Cost of goods sold	167,050	155,326
Gross profit	187,161	166,451

Operating expense
Selling	100,739	95,352
General and administrative	24,502	23,341
Total operating expense	125,241	118,693
Operating income	61,920	47,758

Other income
Interest income, net	1,101	234
Other, net	990	293
Total other income	2,091	527

Income before provision for income taxes	64,011	48,285

Provision for income taxes	21,764	17,141

Net income	$42,247	$31,144

Earnings per share
Basic	$.63	$.45
Diluted	$.61	$.43
Weighted-average shares outstanding
Basic	67,587	69,792
Diluted	69,026	71,613

Earnings per share and weighted-average shares have been restated to reflect the 2-for-1 stock split in May 2005.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Three Months Ended
	April 1, 2005	April 2, 2004

Cash flows from operating activities:

Net income	$42,247	$31,144
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	6,567	6,203
Amortization of deferred compensation	662	629
Depreciation and other amortization	5,962	6,012
Loss on disposal of property, plant and equipment	64	106
Tax benefit from stock option plans	2,845	3,830
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(36,116)	(38,279)
Inventory	(33,474)	(23,192)
Prepaid expense	(1,333)	596
Accounts payable	3,462	(5,131)
Accrued expense	(35,400)	(32,205)
Income taxes	(20,309)	(13,707)
Net cash used by operating activities	(64,823)	(63,994)

Cash flows from investing activities:

Additions to property, plant and equipment	(4,334)	(3,392)
Other, net	(102)	(196)
Net cash used by investing activities	(4,436)	(3,588)

Cash flows from financing activities:

Common stock repurchases	(41,868)	(20,145)
Issuance of common stock	7,947	6,581
Net cash used by financing activities	(33,921)	(13,564)
Effect of exchange rate changes on cash and equivalents	(2,221)	(33)
Net decrease in cash and equivalents	(105,401)	(81,179)
Cash and equivalents at beginning of period	309,116	241,803
Cash and equivalents at end of period	$203,715	$160,624

Supplemental disclosures of cash flow information:
Interest paid	$164	$140
Income taxes paid	$32,730	$20,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

Note 1.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consist of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended by Amendments No. 1 and No. 2 on Form 10-K/A for the year ended December 31, 2004.

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

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” in the first quarters of 2005 and 2004 we recorded $1,195 and $1,208 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs included in selling expense were $4,482 and $4,382 for the first quarters of 2005 and 2004, respectively.

Note 2.   Historical Financial Results

The results of operations for the three months ended April 1, 2005 are not necessarily indicative of the results to be expected for the full year. Historically, our revenue has been more heavily weighted to the second half of the year.

Note 3.  Stock Split

On March 3, 2005, the Company announced that its Board of Directors approved a 2-for-1 split of its Class A and Class B Common Stock. The additional shares were distributed on May 2, 2005, to shareholders of record on April 14, 2005. In addition, the Board of Directors approved the retirement of 10.0 million Class A Treasury shares, on a pre-split basis. Additionally, the Board also approved a 100% increase in shares remaining under its previously announced repurchase program as of the April 14, 2005 record date to reflect the impact of the stock split. The increase was effective immediately after the May 2, 2005 distribution date. The shares presented in the condensed consolidated balance sheets as of April 1, 2005, April 2, 2004 and December 31, 2004, the number of shares used in the computation of earnings per share in the condensed consolidated statements of income for the three months ended April 1, 2005 and April 2, 2004 and the shares and earnings per share in the notes to the unaudited condensed consolidated financial statements were based on the number of shares outstanding after giving effect to the stock split, except as otherwise noted.

Note 4.  Stock-based Compensation

We apply Accounting Principle Board (“APB”) Opinion No. 25 and related interpretations in accounting for our stock plans, Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123” for disclosure purposes.

In our unaudited condensed consolidated statements of income, no compensation cost has been recognized for stock option grants issued under any of our stock option plans; however, the Company has recognized compensation cost for restricted stock awards. Had compensation cost for stock option grants issued been determined under the fair value method of SFAS No. 123, our net income and diluted earnings per share for the three months ended April 1, 2005 and April 2, 2004 would have been:

	For the Three Months Ended
	April 1, 2005	April 2, 2004
Net income as reported	$42,247	$31,144
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	437	406
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,447	2,578
Pro forma net income	$40,237	$28,972
Basic earnings per share, as reported	$.63	$.45
Pro forma basic earnings per share	$.60	$.42
Diluted earnings per share, as reported	$.61	$.43
Pro forma diluted earnings per share	$.58	$.40

The fair value of each stock option granted for the three months ended April 1, 2005 and April 2, 2004 under our plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under our plans for the three months ended April 1, 2005 and April 2, 2004, respectively:

	For the Three Months Ended
	April 1, 2005	April 2, 2004
Expected volatility	29.7%	36.5%
Risk-free interest rate	3.5%	1.7%
Expected lives (years)	4.6	4.5
Dividend payments	—	—

The weighted-average fair value per share of stock options granted, for which exercise price equals market value at the date of grant, for the three months ending April 1, 2005 and April 2, 2004 were $10.82 and $10.19, respectively.

Note 5.  Earnings Per Share

Basic earnings per share (“EPS”) excludes common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised. Dilutive securities included in the calculation of diluted weighted-average shares were 1,438,496 and 1,820,740 for the three months ended April 1, 2005 and April 2, 2004, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 255,708 and 1,152,886 for the first quarters of 2005 and 2004, respectively.

Note 6.  Goodwill and Other Intangible Assets

We perform our annual impairment tests at the end of our second fiscal quarter and determined that no impairment of reported goodwill had occurred in 2004.

Information regarding our other intangible assets, which consists of trademarks and patents, follows:

April 1, 2005			April 2, 2004			December 31, 2004
Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
$9,461	$(4,366)	$5,095	$7,610	$(3,875)	$3,735	$10,579	$(5,198)	$5,381

Amortization expense of intangible assets with definite lives for the first quarters of 2005 and 2004 was $466 and $339, respectively. The estimated amortization for existing intangible assets as of April 1, 2005, for each of the five succeeding fiscal years is as follows: 2005: $1,748; 2006: $1,466; 2007: $1,136; 2008: $831; 2009: $377. The amortization period for other intangible assets and related expenses is five years.

Note 7.  Derivatives

All derivatives entered into by the Company are designated as either cash flow or fair value hedges. Cash flow hedges are derivative contracts hedging forecasted transactions. Fair value hedges are derivatives hedging existing foreign currency assets or liabilities. The change in value of cash flow hedges is recorded in other comprehensive income until the hedged transaction affects earnings, at which point the other comprehensive income is reclassified to earnings. The change in value of fair value hedges is recorded in earnings and is largely offset by the change in the fair value of the underlying asset or liability. We are required to measure the effectiveness of our cash flow hedges. If it is determined that a cash flow hedge is not effective, the ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements in non-U.S. Dollar denominated assets, liabilities and income as we purchase and sell goods in local currencies. We have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these exposures. We use derivative instruments, specifically forward contracts, to hedge a portion of our forecasted foreign currency transactions, typically for a period not greater than 18 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of April 1, 2005, we had forward contracts maturing at various dates through January 2006 to sell the equivalent of $177,543 in foreign currencies at contracted rates and to buy the equivalent of $17,646 in foreign currencies at contracted rates. As of April 2, 2004, we had forward contracts maturing at various dates through April 2005 to sell the equivalent of $178,241 in foreign currencies at contracted rates and to buy the equivalent of $3,639 in foreign currencies at contracted rates.

On April 1, 2005, April 2, 2004 and December 31, 2004, we had $4,380, $8,740 and $15,047 in derivative liabilities, respectively. Those amounts reflect the fair value of our cash flow hedges. The $4,380 derivative liability as of April 1, 2005 represents hedges in place through the fourth quarter of 2005.

Note 8.  Comprehensive Income

Comprehensive income for the three months ended April 1, 2005 and April 2, 2004 follows:

	For the Three Months Ended
	April 1, 2005	April 2, 2004
Net income	$42,247	$31,144
Change in cumulative translation adjustment	(4,523)	(1,292)
Change in fair value of derivative financial instruments, net of taxes	5,018	4,464
Comprehensive income	$42,742	$34,316

For the three months ended April 1, 2005 and April 2, 2004, the after tax hedging losses reclassified to earnings were $1,427 and $2,386, respectively. The decrease in 2005 hedging losses compared to 2004 resulted from actual rates being closer to hedge contract rates.

Note 9.  Business Segments and Geographic Information

We manage our business in three reportable segments, each sharing similar product, distribution and marketing. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International. The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. This segment also includes royalties from licensed products sold in the United States and the management costs and expenses associated with our worldwide licensing efforts. This segment now includes some marketing expenses and value added services previously in Unallocated Corporate. The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States and our e-commerce business. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels to sell footwear, apparel and accessories), independent distributors and licensees.

The Unallocated Corporate component of segment reporting consists primarily of corporate finance, information services, legal and administrative expenses, United States distribution expenses, a majority of United States marketing expenses, worldwide product development and other costs incurred in support of company-wide activities. Unallocated Corporate also includes total other income, which is primarily interest income, net, and other miscellaneous income, net. Such income/(expense) is not allocated among the reported business segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on operating contribution, which represents pre-tax income before unallocated corporate expenses, interest and other expenses, net, and on operating cash flow measurements. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, manufacturing/sourcing assets, computers and related equipment, and United States transportation and distribution equipment.

For the Three Months Ended April 1, 2005 and April 2, 2004

	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
2005
Revenue	$116,818	$38,319	$199,074	$—	$354,211
Operating income/(loss)	36,422	4,466	55,200	(34,168)	61,920
Income/(loss) before income taxes	36,422	4,466	55,200	(32,077)	64,011
Total assets	151,581	27,854	306,273	218,940	704,648
Goodwill	6,804	794	6,565	—	14,163

2004
Revenue	$111,348	$37,777	$172,652	$—	$321,777
Operating income/(loss)	37,205	3,396	40,140	(32,983)	47,758
Income/(loss) before income taxes	37,205	3,396	40,140	(32,456)	48,285
Total assets	127,416	26,567	247,387	209,801	611,171
Goodwill	6,804	794	6,565	—	14,163

Note 10.  Inventory

Inventory consists of the following:

	April 1, 2005	April 2, 2004	December 31, 2004
Materials	$3,144	$3,859	$3,752
Work-in-process	1,411	1,612	1,364
Finished goods	156,472	137,357	123,195
Total	$161,027	$142,828	$128,311

Note 11.  Restricted Stock Awards and Other

In 2004, our Board of Directors approved future awards of restricted share grants of Class A Common Stock under the Company’s 1997 Incentive Plan, as amended, and a cash incentive award. The award of these restricted share grants and the cash incentive award is based on achieving certain performance targets for the period January 1, 2004 through December 31, 2006. Based on the achievement of 2004 performance targets, $10,873 of restricted shares will be awarded on July 5, 2005. The number of shares to be awarded will be determined by the share price at that date. These shares will vest equally over three years from the award date. An additional grant of 200,000 restricted shares with a fair market value of $7,028, based on the achievement of a separate performance target, will also be awarded on July 5, 2005. These shares will vest two years after the award date. These shares will be subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. Accordingly, as of April 1, 2005, we recorded deferred compensation on our balance sheet to reflect these future awards. For the period January 1, 2005 through December 31, 2006, grants of $9,185 and $9,509 will be made in 2006 and 2007, respectively, if certain targeted performance goals are achieved. The award amount will vary based upon the degree to which these performance goals are attained. The number of shares to be awarded will be determined by the share price at that date. Additionally, the cash incentive award of up to $3,000 is based on achievement of a performance target over a three year measurement period from January 1, 2004 to December 31, 2006, and may be awarded in 2007.

In March 2005, our Board of Directors approved a cash incentive award. This cash incentive award of up to $1,250 is based on achievement of a performance target over a one year measurement period from January 1, 2005 to December 31, 2005 and may be awarded in 2007.

Note 12.  Income Taxes

The effective tax rate for the three months ended April 1, 2005 was 34.0%. The effective tax rate for the three months ended April 2, 2004 was 35.5%. We established a Hong Kong procurement company and international treasury center in Switzerland in the fourth quarter of 2004, which better aligns our organizational structure with our expanding global presence and reduces our estimated taxes on foreign earnings.

Note 13.  Share Repurchase

On September 23, 2003, our Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. As of April 1, 2005, we have repurchased 2,202,448 shares under this authorization prior to the previously discussed stock split in note 3. We may use repurchased shares to offset future issuances under the Company’s stock-based employee incentive plans or for other purposes. From time to time, we use Rule 10b5-1 plans to facilitate share repurchases. Shares repurchased totaled 618,586 during the quarter ended April 1, 2005. The Board approved a 100% increase in shares remaining under its previously announced repurchase program as of the April 14, 2005 record date to reflect the impact of the stock split. The increase was effective immediately after the May 2, 2005 distribution date. After giving effect to the stock split, there were 3,234,440 shares remaining in the repurchase program.

Note 14.  Litigation

We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the unaudited condensed consolidated financial statements and related notes. Included is a discussion and reconciliation of total Company and International revenue growth to constant dollar revenue growth. Constant dollar revenue growth, which excludes the impact of changes in foreign exchange rates, is not a Generally Accepted Accounting Principle (“GAAP”) performance measure. We provide constant dollar revenue growth for total Company and International results because we use the measure to understand revenue growth excluding any impact from foreign exchange rate changes.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. Currently, the Company is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2004. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Our principal strategic goal is to become the authentic outdoor brand of choice globally. We continue to develop a diverse portfolio of footwear, apparel and accessories that reinforces the functional performance, benefits and classic styling that consumers have come to expect from our brand. We sell our products to consumers who embrace an outdoor-inspired lifestyle through high-quality distribution channels, including our own retail stores, which reinforce the premium positioning of the Timberland® brand.

To deliver against our long-term goals, we are focused on driving progress on key strategic fronts. These include enhancing our leadership position in our core footwear business, capturing the opportunity that we see for outdoor-inspired apparel, extending brand reach through development of the Timberland PRO® series and brand building licensing arrangements, expanding geographically, driving operational and financial excellence while setting the standard for commitment to the community and striving to be a global employer of choice.

Highlights of our first quarter of 2005 financial performance, compared to the first quarter of 2004, include the following:

•                  Revenues increased 10.1% to $354.2 million, driven by 4.0% growth in our U.S. business and 15.3% growth in our International operations.

•                  Operating profits increased 29.7% to $61.9 million.

•                  Operating margins expanded 260 basis points to 17.5%, reflecting improvement in gross margin and operating expense leverage.

•                  Net income increased 35.7% to $42.2 million.

•                  Diluted earnings per share increased by 41.9% from $0.43 to $0.61, reflecting strong profit gains and the benefit of shares repurchased in the last year.

•                  Cash at the end of the quarter was $203.7 million with no debt outstanding.

Results of Operations for the three months ended April 1, 2005 and April 2, 2004

Revenue

Consolidated revenue growth of 10.1% in the first quarter of 2005 reflected double-digit constant dollar gains in our International business and moderate gains in our U.S. business. Revenue growth reflected strong growth in Europe and better than expected growth in the U.S., due in part to favorable weather conditions. U.S. business revenue totaled $155.1 million in the first quarter of 2005, up 4.0% over the prior-year period. International revenues were $199.1 million, 15.3% ahead of the first quarter of 2004, or 11.0% in constant dollars. Revenue results benefited globally from earlier phasing of customers orders, in part impacted by earlier Easter timing this year. Overall, changes in currency exchange rates were responsible for 2.3% of consolidated revenue growth.

Segments Review

We have three reportable business segments (see Note 9): U.S. Wholesale, U.S. Consumer Direct and International.

Revenues for our U.S. Wholesale business increased 4.9% to $116.8 million, driven by growth in key footwear categories such as Timberland PRO®  footwear, men’s casual, kids’ and boots and double-digit gains in apparel and accessories. These gains were offset by declines in women’s casual footwear, impacted by comparisons to a very strong prior year sell-in of select programs such as the Metroslim line. Overall U.S. Wholesale business growth was supported by higher levels of off-price sales related to inventory control efforts in a relatively soft U.S. market.

U.S. Consumer Direct posted solid performance in the first quarter with comparable store sales gains of 3.9%, supported by solid footwear growth, which benefited from winter weather conditions. Our e-commerce business also posted strong revenue gains. Sales gains were driven by growth in boots and kids’, offset by modest declines in apparel, accessories and women’s casual footwear. U.S. Consumer Direct revenues for the first quarter expanded $0.5 million, or 1.4%, to $38.3 million, with overall growth impacted by a decrease in U.S. store count over the past year.

International revenues for the first quarter of 2005 increased 15.3% to $199.1 million, benefiting from strong growth in our boots, kids’ and outdoor performance footwear categories, benefits from foreign exchange rate changes and improved performance in apparel sales. Overall, International revenues increased to 56.2% of total consolidated revenues.

European revenues were $162.3 million, up 16.6% compared to the prior-year period, with an increase of 12.0% on a constant dollar basis. Revenues were driven by strong growth in key Northern European markets such as the UK, France, Benelux and Scandinavia. European footwear sales gains were driven by double-digit constant dollar gains in boots and kids’. Apparel sales were also up moderately, reflecting benefits from our enhanced focus on Timberland’s core heritage consumer.

In Asia, first quarter 2005 revenues grew 11.0%, or 8.5% in constant dollars, to $31.6 million, reflecting strong gains in key regions, including double-digit gains in important Southeast Asia markets such as Taiwan and Hong Kong and solid growth in Japan. Growth was driven by key footwear categories such as outdoor performance, boots and men’s casual and solid gains in apparel.

Products

Worldwide footwear revenue was $266.0 million in the first quarter of 2005, up $26.7 million or 11.1% from the prior-year period. Excluding the benefit of foreign exchange, footwear revenues increased 8.9%. Growth was driven by global gains in boots, kids’, men’s casual, and Timberland PRO® series footwear. Worldwide footwear unit sales were up 12.2%, while the average price decreased by 1.0%, reflecting the impact of product and channel mix, offset by foreign exchange rate benefits.

Worldwide apparel and accessories revenue for the first quarter of 2005 grew by 6.7% to $84.6 million. Excluding the benefit of foreign exchange, apparel and accessories revenue increased 4.5%. Apparel and accessories unit sales increased 5.2% while average selling prices increased 1.4%, reflecting favorable foreign currency impacts.

Channels

Revenue growth in the first quarter of 2005 reflected strong global gains in the wholesale channel and solid gains in the consumer direct channels. Global wholesale revenues grew 11.6% to $275.6 million while global consumer direct revenues increased 5.1% to $78.6 million. Worldwide comparable store sales increased 5.4%. Globally, we opened six retail locations and closed eleven in the first quarter of 2005.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 52.8% for the first quarter of 2005, 110 basis points higher than first quarter 2004 gross margin. Foreign exchange rate trends and benefits from favorable hedge rate changes drove the improvement.

We include the costs of procuring inventory (sourcing costs, inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $21.5 million and $20.1 million for the first quarters of 2005 and 2004, respectively.

Operating Expense

Operating expense for the first quarter of 2005 was $125.2 million, 5.5% higher than the $118.7 million reported in the 2004 first quarter. As a percent of revenue, operating expense decreased 150 basis points to 35.4%. The operating expense increase was driven by a $5.4 million increase in selling expenses and a $1.1 million increase in general and administrative expenses. Foreign exchange rate changes added $2.2 million, or 1.9%, to overall operating expense growth.

Selling expense for the first quarter of 2005 was $100.7 million, $5.4 million, or 5.7%, higher than in the first quarter of 2004. The increase was driven by approximately $1.8 million of incremental sales and marketing expenditures, $1.3 million of costs related to international retail expansion, $1.2 million in distribution costs and $0.4 million in product development costs offset by a decrease of $1.3 million in incentive compensation programs. Foreign exchange rate changes added $1.9 million, or 2.0% to overall selling expense growth.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $9.0 million and $8.4 million in the first quarters of 2005 and 2004, respectively.

Advertising expense, which is also included in selling expense, was $7.3 million and $7.5 million in the first quarters of 2005 and 2004, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are paid. Prepaid advertising recorded on our consolidated balance sheets on April 1, 2005 and April 2, 2004 was $0.4 million and $0.6 million, respectively.

General and administrative expense for the first quarter of 2005 was $24.5 million, $1.2 million, or 5.0%, higher than the prior-year period. As a percentage of revenue, general and administrative expense decreased by 30 basis points, compared with the prior-year period. The increase was driven by approximately $0.6 million in costs associated with our incentive compensation programs and $0.3 million in corporate support, principally for strategic initiatives. Foreign exchange rate changes also added $0.3 million, or 1.1%, to overall general and administrative expense growth.

Operating Income

Operating income for the first quarter of 2005 was $61.9 million, $14.2 million, or 29.7% higher than first quarter 2004.  Operating income as a percentage of revenue expanded 260 basis points to 17.5%.

Operating income for our U.S. Wholesale segment was $36.4 million, $0.8 million, or 2.1% lower than the prior-year period. Revenue growth of 4.9% was offset by a 320 basis point decline in gross margin. The decrease in margin was driven primarily by higher levels of off-price sales related to inventory control efforts in a relatively soft U.S. market climate.

Our U.S. Consumer Direct segment’s operating income for the 2005 first quarter increased to $4.5 million, or 31.5% higher than prior period. The increase was driven by 1.4% revenue growth and a 310 basis point decrease in operating expense as a percentage of sales reflecting leveraged variable store expenses and real estate portfolio management.

Operating income for our International segment grew by 37.5% to $55.2 million for the quarter. Revenue growth of 15.3% and a 390 basis point gross margin improvement drove much of the increase. Both benefited from favorable foreign exchange rate changes. The expansion in gross margin also reflected favorable product mix reflecting strong footwear sales and lower product costs resulting from enhanced supply chain execution offset by relatively higher markdowns. Operating expense rates for our International segment decreased 60 basis points.

Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, increased 3.6% to $34.2 million, below the rate of revenue growth. Unallocated Corporate expenses as a percentage of total revenue fell 60 basis points to 9.6% of total revenue.

Other Income and Taxes

Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.1 million and $0.2 million for the first quarters of 2005 and 2004, respectively. Higher interest rates and higher cash balances supported the increase in net interest income. While we expect continued benefits from relatively higher interest rates this year, we expect the year over year gains in interest income will narrow in future quarters reflecting the seasonality of our cash flow.

Other, net included $1.0 million of foreign exchange gains resulting from the timing of settlement of local currency denominated receivables and payables. These gains were driven by the volatility of exchange rates within the quarter, and should not be considered indicative of expected future results.

The effective income tax rate was 34.0% in the first quarter of 2005, compared to 35.5% in the first quarter of 2004. We established a Hong Kong procurement company and international treasury center in Switzerland in the fourth quarter of 2004, which better aligns our organizational structure with our expanding global presence and reduces our estimated taxes on foreign earnings.

Reconciliation of Total and International Revenue Increases To Constant Dollar Revenue Increases

Total Company Revenue Reconciliation:

	For the Three Months Ended April 1, 2005
	$ Millions Change	% Change
Revenue increase (GAAP)	$32.4	10.1

Increase due to foreign exchange rate changes	7.4	2.3
Revenue increase in constant dollars	25.0	7.8

International Revenue Reconciliation:

	For the Three Months Ended April 1, 2005
	$ Millions Change	% Change
Revenue increase (GAAP)	$26.4	15.3

Increase due to foreign exchange rate changes	7.4	4.3
Revenue increase in constant dollars	19.0	11.0

Management provides constant dollar revenue growth for total Company and International results because we use the measure to understand revenue growth excluding any impact from foreign exchange rate changes.

Accounts Receivable and Inventory

Accounts receivable increased 16.3% to $187.5 million at April 1, 2005, compared with $161.2 million reported at April 2, 2004. Days sales outstanding increased three days to 48 days reflecting business mix impacts related to stronger International sales which carry longer sales terms and some erosion in the timeliness of U.S. collections. Wholesale days outstanding increased five days from 49 to 54 days for the first quarters ended April 2, 2004 and April 1, 2005, respectively.

Inventory increased 12.7% to $161.0 million at April 1, 2005 from $142.8 million at April 2, 2004. On a comparable basis, inventory rose 4.5%, which was well below our rate of revenue growth. In the fourth quarter of 2004, we established a Hong Kong procurement company and international treasury center in Switzerland to better align our organizational structure with our expanding global presence and provide enhanced support to our global sourcing operations and International business. Related to the implementation of the new organizational structure, we modified certain sourcing arrangements, which resulted in earlier transfer of title for a portion of the Company’s third party sourced product in 2005. Earlier transfer of title resulted in offsetting higher quarter end inventory and accounts payable balances, as we recognized an inventory asset and related payable roughly two weeks earlier than in the prior-year period. Had similar sourcing arrangements been in effect in the first quarter of 2004, we estimate that inventory and accounts payable balances would have increased by approximately $11.2 million. Had the new sourcing arrangements been in place in the past, we estimate our inventory turns would have been approximately 4.3 times for the first quarter of 2005, compared to 4.1 times for the first quarter of 2004, reflecting continued improvement in our inventory control efforts. The earlier transfer of title has no impact on profit or cash flow.

Liquidity and Capital Resources

Net cash used by operations for the first three months of 2005 was $64.8 million, compared with $64.0 million for the first three months of 2004. The use of cash in the first three months of 2005 compared with 2004 was primarily due to an increase in inventory and higher tax payments offset by an increase in accounts payable and higher net income.

Net cash used for investing activities amounted to $4.4 million in the first three months of 2005, compared with $3.6 million in the first three months of 2004. Capital expenditures in 2005 were $4.3 million versus $3.4 million in 2004, primarily driven by International investments.

Net cash used for financing activities was $33.9 million in the first three months of 2005, compared with $13.6 million in the first three months of 2004. Cash flows from financing activities reflected share repurchases of $41.9 million in the first three months of 2005, compared with $20.1 million in the first three months of 2004. We received cash inflows of $7.9 million in the first three months of 2005 from the issuance of common stock related to the exercise of employee stock options, compared with $6.6 million in the first three months of 2004.

We have an unsecured committed revolving credit agreement with a group of banks, which matures on April 30, 2007 (“Agreement”), unless prior to April 30, 2006, we elect to extend the final maturity date to April 30, 2008. The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Under certain circumstances, we may increase the committed borrowing limit by $50 million for a total commitment of $250 million. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 2.87% at April 1, 2005), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. At April 1, 2005, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At April 1, 2005, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

We had uncommitted lines of credit available from certain banks totaling $50 million at April 1, 2005. Any borrowings under these lines would be at prevailing money market rates (3.4% at April 1, 2005). Further, we had an uncommitted letter of credit facility of $75 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

Management believes that our capital needs for 2005 will be met through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in the exhibit to our Annual Report on Form 10-K entitled “Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995,” several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

Off Balance Sheet Arrangements

As of April 1, 2005 and April 2, 2004, we had letters of credit outstanding of $16.7 million and $13.3 million, respectively. These letters of credit were issued predominantly for the purchase of inventory. As of April 1, 2005, the Company had $159.9 million in hedging contracts outstanding, all of which are due to settle within the next 10 months (see Note 7).

We have the following off balance sheet arrangements:

(Dollars in Millions)

April 1, 2005	Total Amounts Committed
Lines of credit	$—

Letters of credit	16.7

Hedging contracts	159.9

Total	$176.6

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The Commission’s new rule allows implementation of SFAS No. 123R at the beginning of a company’s next fiscal year instead of the first interim or annual reporting period that begins after June 15, 2005. We will adopt the statement on January 1, 2006. Our adoption of SFAS No. 123R will increase stock-based compensation expense and decrease net income. In addition, SFAS No. 123R requires that the excess tax benefits related to stock-based compensation be reported as a cash inflow from financing activities rather than a reduction of taxes paid in cash from operations.

Forward-looking Information

As discussed in Exhibit 99.1 entitled “Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995,” of our Annual Report on Form 10-K for the year ended December 31, 2004, investors should be aware of factors that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us.  Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain factors. These factors include, but are not limited to:

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

We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. At April 1, 2005 and April 2, 2004, we had no short-term or long-term debt outstanding.

Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations by hedging the related transactions with foreign currency forward contracts. Currently, these foreign currency forward contracts will expire in 10 months or less. Based upon sensitivity analysis as of April 1, 2005, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $16.3 million, compared with $18.4 million at April 2, 2004.

Item 4.  CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.

Based on their evaluation as of April 1, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.

Other than as noted below, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended April 1, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We implemented additional controls surrounding the earlier transfer of title for certain third party shipments related to our new sourcing arrangements with independent suppliers. These controls include new procedures for insuring appropriate purchase cut-off consistent with the terms of the new sourcing arrangements.

Part II OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES(1)

For the Three Fiscal Months Ended April 1, 2005

Period*	Total number of shares purchased **	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

Jan 1 – Jan 28	266,774	$64.07	266,774	2,149,364
Jan 29 – Feb 25	151,465	68.92	151,465	1,997,899
Feb 26 – April 1	200,347	71.55	200,347	1,797,552
Q1 Total	618,586	$67.68	618,586

Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (shares)	Date

Program 1	10/16/2003	4,000,000	None

No existing programs expired or were terminated during the reporting period. See Note 13 to our unaudited consolidated financial statements in this Form 10-Q for additional information. Share and price per share information is prior to the stock split. The Board approved a 100% increase in shares remaining under its previously announced repurchase program as of the April 14, 2005 record date to reflect the impact of the stock split. The increase was effective immediately after the May 2, 2005 distribution date.

* Fiscal Month

** Based on trade date - not settlement date

Item 6.  EXHIBITS

(a)                Exhibits.

Exhibit 31.1 – Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 – Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 – Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2 – Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY
(Registrant)

Date: May 10, 2005	By:	/S/ BRIAN P. MCKEON
Brian P. McKeon Executive Vice President-Finance and Administration, Chief Financial Officer

Date: May 10, 2005	By:	/S/ JOHN CRIMMINS
John Crimmins Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.