Form 10-Q
period 2005-07-01
TIMBERLAND CO
filed 2005-08-10
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-9548

The Timberland Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0312554
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Domain Drive, Stratham, New Hampshire	03885
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☒    No  ☐

On July 29, 2005, 54,794,025 shares of the registrant’s Class A Common Stock were outstanding and 11,743,660 shares of the registrant’s Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	July 1, 2005	July 2, 2004	Dec. 31, 2004
Assets
Current assets
Cash and equivalents	$189,831	$163,631	$309,116
Accounts receivable, net of allowance for doubtful accounts of $7,777 at July 1, 2005, $7,881 at July 2, 2004 and $8,927 at December 31, 2004	130,638	131,926	155,024
Inventory	216,483	170,931	128,311
Prepaid expense	29,075	25,618	27,659
Deferred income taxes	14,545	19,236	28,937
Derivative assets	6,360	—	—
Total current assets	586,932	511,342	649,047
Property, plant and equipment, net	76,718	75,947	78,979
Goodwill	14,163	14,163	14,163
Intangible assets	5,122	3,809	5,381
Other assets, net	10,061	9,768	9,940
Total assets	$692,996	$615,029	$757,510

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$89,242	$40,657	$52,370
Accrued expense
Payroll and related	27,339	27,942	55,459
Other	45,523	37,569	68,579
Income taxes payable	8,158	2,422	34,737
Derivative liabilities	—	9,212	15,047
Total current liabilities	170,262	117,802	226,192
Deferred compensation and other liabilities	14,394	11,299	12,543
Deferred income taxes	5,814	8,419	7,268
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 71,427,238 shares issued at July 1, 2005, 89,543,524 shares issued at July 2, 2004 and 90,718,018 shares issued at December 31, 2004	714	895	907
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at July 1, 2005, July 2, 2004 and December 31, 2004	117	117	117
Additional paid-in capital	215,878	208,129	238,829
Deferred compensation	(34,307)	(17,401)	(22,584)
Retained earnings	622,973	762,212	875,887
Accumulated other comprehensive income	12,080	4,534	10,228
Treasury Stock at cost; 16,308,732 Class A shares at July 1, 2005, 30,379,274 Class A shares at July 2, 2004 and 34,098,914 Class A shares at December 31, 2004	(314,929)	(480,977)	(591,877)
Total stockholders’ equity	502,526	477,509	511,507
Total liabilities and stockholders’ equity	$692,996	$615,029	$757,510

Shares have been restated to reflect the 2-for-1 stock split in May 2005.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Revenue	$240,269	$230,210	$594,480	$551,987
Cost of goods sold	122,289	115,713	289,339	271,039
Gross profit	117,980	114,497	305,141	280,948

Operating expense
Selling	85,238	81,316	185,977	176,668
General and administrative	24,340	21,101	48,842	44,442
Total operating expense	109,578	102,417	234,819	221,110
Operating income	8,402	12,080	70,322	59,838

Other income/(expense)
Interest income, net	1,063	206	2,164	440
Other, net	148	(87)	1,138	206
Total other income/(expense)	1,211	119	3,302	646

Income before provision for income taxes	9,613	12,199	73,624	60,484

Provision for income taxes	3,268	4,331	25,032	21,472

Net income	$6,345	$7,868	$48,592	$39,012

Earnings per share
Basic	$.09	$.11	$.72	$.56
Diluted	$.09	$.11	$.71	$.54
Weighted-average shares outstanding
Basic	66,913	70,197	67,250	69,992
Diluted	68,376	72,102	68,698	71,892

Earnings per share and weighted-average shares have been restated to reflect the 2-for-1 stock split in May 2005.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Six Months Ended
	July 1, 2005	July 2, 2004

Cash flows from operating activities:

Net income	$48,592	$39,012
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	6,265	6,752
Amortization of deferred compensation	1,323	1,493
Depreciation and other amortization	12,451	11,237
Loss on disposal of property, plant and equipment	71	60
Tax benefit from stock option plans	4,880	9,174
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	17,110	(7,581)
Inventory	(89,945)	(51,451)
Prepaid expense	(2,993)	251
Accounts payable	38,809	3,631
Accrued expense	(48,649)	(49,893)
Income taxes payable	(26,602)	(25,047)
Other liabilities	1,170	—
Net cash used by operating activities	(37,518)	(62,362)

Cash flows from investing activities:

Additions to property, plant and equipment	(9,528)	(10,696)
Other, net	(458)	(1,110)
Net cash used by investing activities	(9,986)	(11,806)

Cash flows from financing activities:

Common stock repurchases	(80,349)	(20,145)
Issuance of common stock	13,546	16,285
Net cash used by financing activities	(66,803)	(3,860)
Effect of exchange rate changes on cash and equivalents	(4,978)	(144)
Net decrease in cash and equivalents	(119,285)	(78,172)
Cash and equivalents at beginning of period	309,116	241,803
Cash and equivalents at end of period	$189,831	$163,631

Supplemental disclosures of cash flow information:
Interest paid	$205	$274
Income taxes paid	$39,980	$30,607

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

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” in the second quarter and the first six months of 2005 we recorded $733 and $1,928 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. In the second quarter and the first six months of 2004 we recorded $976 and $2,184 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs included in selling expense were $4,529 and $2,800 for the second quarters of 2005 and 2004, and $9,011 and $7,200 for the first six months of 2005 and 2004, respectively.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate potential losses primarily based on our historical rate of credit losses and our knowledge of the financial condition of our customers.

Note 2.   Historical Financial Results

The results of operations for the three and six months ended July 1, 2005 are not necessarily indicative of the results to be expected for the full year. Historically, our revenue has been more heavily weighted to the second half of the year.

Note 3.  Stock Split

On March 3, 2005, the Company announced that its Board of Directors approved a 2-for-1 split of its Class A and Class B Common Stock. The additional shares were distributed on May 2, 2005, to shareholders of record on April 14, 2005. In addition, the Board of Directors approved the retirement of 10.0 million Class A Treasury shares, on a pre-split basis. Additionally, the Board also approved a 100% increase in shares remaining under its previously announced repurchase program as of the April 14, 2005 record date to reflect the impact of the stock split. The increase was effective immediately after the May 2, 2005 distribution date. The shares presented in the unaudited condensed consolidated balance sheets as of July 1, 2005, July 2, 2004 and December 31, 2004, the number of shares used in the computation of earnings per share in the unaudited condensed consolidated statements of income for the three and six months ended July 1, 2005 and July 2, 2004 and the shares and earnings per share in the notes to the unaudited condensed consolidated financial statements were based on the number of shares outstanding after giving effect to the stock split, except as otherwise noted.

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

In our unaudited condensed consolidated statements of income, no compensation cost has been recognized for stock option grants issued under any of our stock option plans; however, the Company has recognized compensation cost for restricted stock awards. Had compensation cost for stock option grants issued been determined under the fair value method of SFAS No. 123, our net income and diluted earnings per share for the three and six months ended July 1, 2005 and July 2, 2004 would have been:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income as reported	$6,345	$7,868	$48,592	$39,012
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	437	557	873	963
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,318	2,690	4,763	5,191
Pro forma net income	$4,464	$5,735	$44,702	$34,784
Basic earnings per share, as reported	$.09	$.11	$.72	$.56
Pro forma basic earnings per share	$.07	$.08	$.66	$.50
Diluted earnings per share, as reported	$.09	$.11	$.71	$.54
Pro forma diluted earnings per share	$.07	$.08	$.65	$.48

The fair value of each stock option granted for the three and six months ended July 1, 2005 and July 2, 2004 under our plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under our plans for the three and six months ended July 1, 2005 and July 2, 2004, respectively:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Expected volatility	29.0%	35.7%	29.6%	36.5%
Risk-free interest rate	4.1%	3.1%	3.6%	1.8%
Expected lives (years)	9.0	6.2	5.2	4.6
Dividend payments	—	—	—	—

The weighted-average fair values per share of stock options granted, for which exercise price equals market value at the date of grant, were $16.76 and $12.35 for the three months ended July 1, 2005 and July 2, 2004, respectively, and $11.66 and $10.34 for the six months ended July 1, 2005 and July 2, 2004, respectively.

Note 5.  Earnings Per Share

Basic earnings per share (“EPS”) excludes common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised. Dilutive securities included in the calculation of diluted weighted-average shares were 1,463,577 and 1,904,796 for the three months ended July 1, 2005 and July 2, 2004, respectively, and 1,448,292 and 1,899,978 for the six months of 2005 and 2004, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 3,706 and 16,393 for the second quarters of 2005 and 2004, respectively, and 66,071 and 769,761 for the first six months of 2005 and 2004, respectively.

Note 6.  Goodwill and Other Intangible Assets

We perform our annual impairment tests at the end of our second fiscal quarter and determined that no impairment of reported goodwill had occurred in 2005.

Information regarding our other intangible assets, which consist of trademarks and patents, follows:

July 1, 2005			July 2, 2004			December 31, 2004
Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
$9,906	$(4,784)	$5,122	$8,035	$(4,226)	$3,809	$10,579	$(5,198)	$5,381

Amortization expense of intangible assets with definite lives was $418 and $351 for the second quarters of 2005 and 2004, respectively, and $884 and $690 for the first six months of 2005 and 2004, respectively. The estimated amortization for existing intangible assets as of July 1, 2005, for each of the five succeeding fiscal years is as follows: 2005: $1,793; 2006: $1,555; 2007: $1,226; 2008: $921; 2009: $511. The amortization period for other intangible assets and related expenses is five years.

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

In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements in non-U.S. Dollar denominated assets, liabilities and income as we purchase and sell goods in local currencies. We have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these exposures. We use derivative instruments, specifically forward contracts, to hedge a portion of our forecasted foreign currency transactions, typically for a period not greater than 18 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of July 1, 2005, we had forward contracts maturing at various dates through April 2006 to sell the equivalent of $180,752 in foreign currencies at contracted rates and to buy the equivalent of $40,207 in foreign currencies at contracted rates.  As of July 2, 2004, we had forward contracts maturing at various dates through July 2005 to sell the equivalent of $172,114 in foreign currencies at contracted rates and to buy the equivalent of $8,166 in foreign currencies at contracted rates.

On July 1, 2005, July 2, 2004 and December 31, 2004, we had derivative assets of $6,360 and derivative liabilities of $9,212 and $15,047, respectively. Those amounts reflect the fair value of our cash flow hedges. The $6,360 derivative assets at July 1, 2005 represent hedges in place through the first quarter of 2006.

Note 8.  Comprehensive Income

Comprehensive income for the three and six months ended July 1, 2005 and July 2, 2004 follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income	$6,345	$7,868	$48,592	$39,012
Change in cumulative translation adjustment	(8,846)	346	(13,369)	(946)
Change in fair value of derivative financial instruments, net of taxes	10,203	(290)	15,221	4,174
Comprehensive income	$7,702	$7,924	$50,444	$42,240

For the three months ended July 1, 2005 and July 2, 2004, the after tax hedging gains/(losses) reclassified to earnings were $367 and $(881), respectively, and for the six months ended July 1, 2005 and July 2, 2004, the after tax hedging losses reclassified to earnings were $(1,060) and $(3,267) respectively. For the three months ended July 1, 2005, actual rates were below hedge contract rates, contributing to the hedging gain. During 2005 actual rates have been closer to hedge contract rates leading to a lower hedging loss for the six months ended July 1, 2005 compared to July 2, 2004.

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

The Unallocated Corporate component of segment reporting consists primarily of corporate finance, information services, legal and administrative expenses, United States distribution expenses, a majority of United States marketing expenses, worldwide product development and other costs incurred in support of Company-wide activities. Unallocated Corporate also includes total other income/(expense), which is primarily interest income, net, and other miscellaneous income/(expense), net. Such income/(expense) is not allocated among the reported business segments.

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

For the Three Months Ended July 1, 2005 and July 2, 2004

	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
2005
Revenue	$100,524	$34,985	$104,760	$—	$240,269
Operating income/(loss)	28,962	2,768	9,096	(32,424)	8,402
Income/(loss) before income taxes	28,962	2,768	9,096	(31,213)	9,613
Total assets	197,646	30,727	271,961	192,662	692,996
Goodwill	6,804	794	6,565	—	14,163

2004
Revenue	$104,432	$34,590	$91,188	$—	$230,210
Operating income/(loss)	31,959	2,555	7,730	(30,164)	12,080
Income/(loss) before income taxes	31,959	2,555	7,730	(30,045)	12,199
Total assets	176,434	28,678	195,001	214,916	615,029
Goodwill	6,804	794	6,565	—	14,163

For the Six Months Ended July 1, 2005 and July 2, 2004

	U.S. Wholesale	U.S. Consumer Direct	International	Unallocated Corporate	Consolidated
2005
Revenue	$217,342	$73,304	$303,834	$—	$594,480
Operating income/(loss)	65,384	7,234	64,296	(66,592)	70,322
Income/(loss) before income taxes	65,384	7,234	64,296	(63,290)	73,624

2004
Revenue	$215,780	$72,367	$263,840	$—	$551,987
Operating income/(loss)	69,164	5,951	47,870	(63,147)	59,838
Income/(loss) before income taxes	69,164	5,951	47,870	(62,501)	60,484

Note 10.  Inventory

Inventory consists of the following:

	July 1, 2005	July 2, 2004	December 31, 2004
Materials	$3,368	$3,843	$3,752
Work-in-process	1,612	1,563	1,364
Finished goods	211,503	165,525	123,195
Total	$216,483	$170,931	$128,311

In the fourth quarter of 2004, we established a Hong Kong procurement company and international treasury center in Switzerland. Related to the implementation of the new organizational structure, we modified certain sourcing arrangements, which resulted in earlier transfer of title for a portion of the Company’s third party sourced product in 2005. Earlier transfer of title resulted in offsetting higher quarter end inventory and accounts payable balances, as we recognized an inventory asset and related payable roughly two weeks earlier than in the prior-year period. Had similar sourcing arrangements been in effect in the second quarter of 2004, we estimate that inventory and accounts payable balances would have increased by approximately $32.8 million. Adjusting for this change, on a comparable basis, inventory rose 6.3%.

Note 11.  Restricted Stock Awards and Other

In 2004, our Board of Directors approved future awards of restricted share grants of Class A Common Stock under the Company’s 1997 Incentive Plan, as amended, and a cash incentive award. The award of these restricted share grants and the cash incentive award is based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2004 performance targets, 275,117 of restricted shares were awarded on July 5, 2005. The value of these shares at July 1, 2005 was $10,873. These shares will vest equally over three years from the award date. An additional grant of 200,000 restricted shares with a fair market value of $7,754 at July 1, 2005, based on the achievement of a separate performance target, were also awarded on July 5, 2005. These shares will vest two years after the award date. These shares will be subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. Accordingly, we recorded deferred compensation on our balance sheet to reflect these future awards. For the period January 1, 2005 through December 31, 2006, grants of $9,185 and $9,509 will be made in 2006 and 2007, respectively, if certain targeted performance goals are achieved. The award amount will vary based upon the degree to which these performance goals are attained. The number of shares to be awarded will be determined by the share price at that date. Additionally, the cash incentive award of up to $3,000 is based on achievement of a performance target over a three year measurement period from January 1, 2004 to December 31, 2006, and may be awarded in 2007.

In March 2005, our Board of Directors approved a cash incentive award.  This cash incentive award of up to $1,250 is based on achievement of a performance target over a one year measurement period from January 1, 2005 to December 31, 2005, and may be awarded in 2007.

Note 12.  Income Taxes

The effective tax rate for the three and six months ended July 1, 2005 and July 2, 2004 was 34.0% and 35.5%, respectively. We established a Hong Kong procurement company and international treasury center in Switzerland in the fourth quarter of 2004, which better aligns our organizational structure with our expanding global presence and reduces our estimated taxes on foreign earnings.

Note 13.  Share Repurchase

On September 23, 2003, our Board of Directors approved an additional repurchase of 4,000,000 shares of our Class A Common Stock. On March 3, 2005, our Board of Directors approved a 100% increase in shares remaining under its previously announced repurchase program as of April 14, 2005, the record date of the 2-for-1 stock split. The increase was effective immediately after the May 2, 2005 distribution date. As of July 1, 2005, on a post split basis, 2,583,065 shares remained under this authorization. Shares repurchased on a post split basis totaled 1,012,039 during the quarter ended July 1, 2005. We may use repurchased shares to offset future issuances under the Company’s stock-based employee incentive plans or for other purposes. From time to time, we use Rule 10b5-1 plans to facilitate share repurchases.

Note 14.  Litigation

We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

Note 15.  Subsequent Event

On July 6, 2005, the Company announced plans to consolidate Caribbean manufacturing operations. We will close our manufacturing facility in Isabela, Puerto Rico at the end of 2005 and expand manufacturing volume in our facility based in the Dominican Republic. We will incur one-time pre-tax restructuring costs of approximately $2.5 million in the third quarter of 2005, $3.0 million in the fourth quarter of 2005 and $0.5 million in the first quarter of 2006 to cover severance, retirement enhancements, outplacement services and asset disposal costs associated with implementation of this consolidation. The efficiencies of the consolidated operations are anticipated to yield cost savings of approximately $4.0 million in 2006, with benefits weighted toward the second half of the year, and annual cost savings of approximately $5.0 million in subsequent years. The Company’s tax benefit from its Puerto Rico operations under Section 30A of the Internal Revenue Code, approximating $4.0 million annually, expires at the end of 2005. We do not anticipate an increase in our overall effective tax rate of 34.0% in 2006, however, due to expected benefits from global tax initiatives.

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

Highlights of our second quarter of 2005 financial performance, compared to the second quarter of 2004, include the following:

•                  Revenues increased 4.4% to $240.3 million, driven by 14.9% growth in our International operations.

•                  Operating profit decreased 30.4% to $8.4 million, reflecting anticipated sales and profit pressures in the U.S. business.

•                  Operating margin decreased 170 basis points to 3.5%.

•                  Gross margin declined 60 basis points driven by higher off-price sales and product mix impacts in the U.S. business.

•                  Operating expense as a percent of sales increased 110 basis points reflecting impacts from U.S. revenue declines and increased investments in the international business.

•                  Net income decreased 19.4% to $6.3 million.

•                  Diluted earnings per share decreased 18.2% from $0.11 to $0.09.

•                  Cash at the end of the quarter was $189.8 million with no debt outstanding.

Results of Operations for the Three Months Ended July 1, 2005 and July 2, 2004

Revenue

Consolidated revenue growth of 4.4% in the second quarter of 2005 reflected double-digit constant dollar gains in international markets which offset moderate declines in the U.S. International revenues were $104.8 million, 14.9% ahead of the second quarter of 2004, or 10.8% in constant dollars. International gains reflected strong growth in Northern Europe and Asia. U.S. business revenue totaled $135.5 million in the second quarter of 2005, down 2.5% from the prior-year period, reflecting anticipated decreases in footwear sales impacted by retailer caution following soft prior year sell-through results. U.S. revenues were supported by higher levels of off-price sales linked to inventory control efforts, which added approximately 3.0% to overall revenue growth. Global revenue results were pressured by an earlier phasing of customer orders in the first half of 2005, driven in part by an earlier Easter timing this year, which benefited first quarter results. Changes in currency exchange rates were responsible for 1.6% of consolidated revenue growth. We anticipate that negative impacts from foreign exchange rate trends will pressure revenue growth for the balance of this year.

Segments Review

We have three reportable business segments (see Note 9): U.S. Wholesale, U.S. Consumer Direct and International.

Revenues for our U.S. Wholesale business decreased 3.7% to $100.5 million, driven by lower sales of boots, women’s casual and kids’ product. These decreases offset double-digit growth in Timberland brand apparel, Timberland PRO® footwear and outdoor performance footwear sales – and solid gains in men’s casual wholesale footwear revenues.

Timberland’s U.S. Consumer Direct business expanded 1.1% to $35.0 million, benefiting from comparable store sales gains of 1.3% and continued growth in Timberland’s e-commerce business. During the second quarter, we opened two new outlet stores and are targeting additional openings in the range of five stores later this year.

International revenues for the first quarter of 2005 expanded 14.9%, or 10.8% in constant dollars, to $104.8 million. International growth was balanced across major product categories, reflecting strong gains in both footwear and apparel and accessory sales. Overall, International revenues increased to 43.6% of total consolidated revenues.

European revenues were $73.4 million, up 13.9% compared to the prior-year period, with an increase of 9.2% in constant dollars. Revenue growth was driven by continued strong growth in the UK and gains in key expansion markets such as Spain and Scandinavia. European growth continues to be driven by strong footwear growth, supported by double-digit gains in kids’ and boots sales. Apparel revenues were also up solidly, in part reflecting gains in “at-once” sales as customers order relatively closer to need. Apparel sales results continue to benefit from investments in store refurbishments over the past several months. In the second quarter, we continued to expand our integrated presence at retail, adding two specialty stores in London.

In Asia, second quarter of 2005 revenues grew 18.5%, or 16.1% in constant dollars, to $27.7 million, driven by gains in key regions including double-digit growth in Hong Kong, Taiwan, Singapore and Malaysia and solid growth in Japan.  Growth was driven by strong gains in boots, outdoor performance footwear and apparel.

Products

Worldwide footwear revenue was $177.6 million in the second quarter of 2005, up $4.2 million or 2.4% from the prior-year period. Excluding the benefit of foreign exchange, footwear revenues increased 1.2%. Growth was driven by global gains in outdoor performance, kids’, Timberland PRO® series, and men’s casual footwear. Worldwide footwear unit sales were up 5.8%, while the average price decreased by 3.2%, reflecting higher levels of off-price sales in the U.S. and impacts from product and channel mix, offset by foreign exchange rate benefits.

Worldwide apparel and accessories revenue for the second quarter of 2005 grew by 9.0% to $59.6 million. Excluding the benefit of foreign exchange, apparel and accessories revenue increased 7.1%. Apparel and accessories unit sales increased 5.3% while average selling prices increased 3.5%, reflecting favorable foreign currency impacts and product mix benefits.

Channels

Revenue growth in the second quarter of 2005 was balanced across channels, with wholesale revenues up 4.4% to $168.8 million and retail revenues also up 4.4% to $71.5 million. Worldwide comparable store sales increased 0.7%. Globally, we opened ten retail locations and closed two in the second quarter of 2005.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 49.1% for the second quarter of 2005, 60 basis points lower than second quarter 2004 gross margin. The decrease in gross margin reflected lower U.S. gross margins, impacted by higher levels of off-price and discounted sales, and product mix. These impacts were partially offset by favorable international business growth and product mix benefits.

We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $21.8 million and $22.2 million for the second quarters of 2005 and 2004, respectively.

Operating Expense

Operating expense for the second quarter of 2005 was $109.6 million, 7.0% higher than the $102.4 million reported in the 2004 second quarter. As a percentage of revenue, operating expense increased 110 basis points to 45.6%. The operating expense increase was driven by a $3.9 million increase in selling expenses and a $3.2 million increase in general and administrative expenses. Foreign exchange rate changes added $1.4 million, or 1.4%, to overall operating expense growth. We intend to continue to invest behind strategic initiatives, including our global brand building efforts and expect operating expense to outpace revenue growth for the balance of this year. We also will incur one-time pre-tax restructuring costs of approximately $5.5 million in the second half of 2005 related to the closure of our Puerto Rico manufacturing facility (see Note 15).

Selling expense for the second quarter of 2005 was $85.2 million, $3.9 million, or 4.8%, higher than in the second quarter of 2004. The increase was driven by $1.8 million in distribution costs, $1.3 million of costs related to international retail expansion and $0.7 million in product development costs offset by decreases of approximately $0.9 million in marketing expenditures and $0.3 million in incentive compensation programs. Foreign exchange rate changes added $1.3 million, or 1.5%, to overall selling expense growth.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $8.6 million and $7.5 million in the second quarters of 2005 and 2004, respectively.

Advertising expense, which is also included in selling expense, was $4.1 million and $6.3 million in the second quarters of 2005 and 2004, respectively. The decrease primarily reflected reductions in U.S. cooperative advertising costs. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are paid. On both July 1, 2005 and July 2, 2004, we had $0.9 million of prepaid advertising recorded on our consolidated balance sheets.

General and administrative expense for the second quarter of 2005 was $24.3 million, $3.2 million, or 15.3%, higher than the prior-year period. As a percentage of revenue, general and administrative expense increased by 100 basis points, compared with the prior-year period. The increase reflected investments in organizational capability in the international business, enhanced global support services and increased legal and compliance costs. Foreign exchange rate changes also added approximately $0.1 million, or 0.7%, to overall general and administrative expense growth.

Operating Income

Operating income for the second quarter of 2005 was $8.4 million, $3.7 million, or 30.4% lower than second quarter 2004.  Operating income as a percentage of revenue decreased 170 basis points to 3.5%.

Operating income for our U.S. Wholesale segment was $29.0 million, $3.0 million, or 9.4% lower than the prior-year period. The revenue decrease of 3.7% and gross margin decline of 270 basis points were offset by a 90 basis point improvement in operating expense as a percentage of revenue.  These results reflected retailer caution following soft prior year sell-through results and impacts from higher levels of off-price sales related to inventory control efforts. We anticipate these factors will continue to pressure U.S. results for the balance of 2005.

Our U.S. Consumer Direct segment’s operating income for the 2005 second quarter increased to $2.8 million, or 8.3% higher than the prior-year period. Revenue growth of 1.1% was complemented by a 30 basis point increase in gross margin, as well as cost efficiencies, reflecting our focus on enhancing returns at our retail locations.

Operating income for our International segment grew by 17.7% to $9.1 million, driven by revenue growth of 14.9% and an 80 basis point improvement in operating expense as a percentage of sales. Both benefited from favorable foreign exchange rates. The expansion in gross margin also reflected favorable product mix reflecting strong footwear sales.

Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, increased 7.5% to $32.4 million. Unallocated Corporate expenses as a percentage of total revenue increased 40 basis points to 13.5% of total revenue.

Other Income and Taxes

Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.1 million and $0.2 million for the second quarters of 2005 and 2004, respectively. Higher interest rates and higher cash balances supported the increase in net interest income. While we expect continued benefits from relatively higher interest rates this year, we expect the year over year gains in interest income will narrow in future quarters reflecting the seasonality of our cash flow.

Other, net included $0.8 million of foreign exchange losses resulting from the timing of settlement of local currency denominated receivables and payables. These losses were driven by the volatility of exchange rates within the second quarter of 2005, and should not be considered indicative of expected future results.

The effective income tax rate was 34.0% in the second quarter of 2005, compared to 35.5% in the second quarter of 2004. We established a Hong Kong procurement company and international treasury center in Switzerland in the fourth quarter of 2004, which better aligns our organizational structure with our expanding global presence and reduces our estimated taxes on foreign earnings.

Results of Operations for the Six Months Ended July 1, 2005 and July 2, 2004

Revenue

Consolidated revenue growth of 7.7% in the first half of 2005 reflected double-digit constant dollar gains in our International business and modest gains in our U.S. business. U.S. business revenue totaled $290.6 million in the first half of 2005, up 0.9% over the prior-year period. International revenues were $303.8 million, 15.2% ahead of the first half of 2004, or 10.9% in constant dollars. Overall, changes in currency exchange rates were responsible for 2.0% of consolidated revenue growth.

Segments Review

Revenues for our U.S. Wholesale business increased 0.7% to $217.3 million, driven by double-digit growth in Timberland PRO®  footwear, men’s casual footwear, apparel and accessories, and outdoor performance footwear. These gains were offset by declines in women’s casual footwear, impacted by comparisons to a very strong prior year sell-in of select programs such as the Metroslim line, and modest declines in boots and kids’ footwear. Overall, U.S. Wholesale business growth was supported by higher levels of off-price sales related to inventory control efforts.

U.S. Consumer Direct posted solid performance in the first half with comparable store sales gains of 2.6%, supported by solid footwear growth, which benefited from first quarter winter weather conditions. Our e-commerce business also posted strong revenue gains. Sales gains were driven by growth in boots and kids’, offset by modest declines in women’s casual footwear, and apparel. U.S. Consumer Direct revenues for the first half expanded $0.9 million, or 1.3%, to $73.3 million, with overall growth impacted by a decrease in U.S. store count over the past year.

International revenues for the first half of 2005 increased 15.2% to $303.8 million, benefiting from strong growth in our kids’ and boots footwear categories, foreign exchange rate benefits and solid growth from apparel and outdoor performance footwear. Overall, International revenues increased to 51.1% of total consolidated revenues.

European revenues were $235.7 million, up 15.8% compared to the prior-year period, with an increase of 11.1% on a constant dollar basis. Revenues were driven by growth in key European markets such as the UK, Scandinavia, Benelux, Spain, France, and Italy. European footwear sales gains were driven by double-digit constant dollar gains in kids’ and boots. Apparel sales were also up moderately, reflecting benefits from our enhanced focus on Timberland’s core heritage consumer.

In Asia, first half 2005 revenues grew 14.4%, or 11.9% in constant dollars, to $59.3 million, reflecting strong gains in key regions, including double-digit gains in important Southeast Asia markets such as Taiwan and Hong Kong and solid growth in Japan. Growth was driven by strong gains in apparel and key footwear categories such as boots and outdoor performance.

Products

Worldwide footwear revenue was $443.6 million in the first half of 2005, up $30.9 million or 7.5% from the prior-year period. Excluding the benefit of foreign exchange, footwear revenues increased 5.7%. Growth was driven by global gains in kids’, boots, outdoor performance, men’s casual, and Timberland PRO® series footwear. Worldwide footwear unit sales were up 9.4%, while the average price decreased by 1.8%, reflecting higher levels of off-price sales and impacts of product mix, offset by foreign exchange rate benefits.

Worldwide apparel and accessories revenue for the first half of 2005 grew by 7.6% to $144.2 million. Excluding the benefit of foreign exchange, apparel and accessories revenue increased 5.4%. Apparel and accessories unit sales increased 5.3% while average selling prices increased 2.2%, reflecting favorable foreign currency impacts.

Channels

Revenue growth in the first half of 2005 reflected strong global gains in the wholesale channel and solid gains in the consumer direct channels. Global wholesale revenues grew 8.7% to $444.4 million while global consumer direct revenues increased 4.8% to $150.1 million. Worldwide comparable store sales increased 3.1%. Globally, we opened sixteen retail locations and closed thirteen in the first half of 2005.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 51.3% for the first half of 2005, 40 basis points higher than first half 2004 gross margin. Foreign exchange rate trends, benefits from favorable hedge rate changes and lower product related costs drove the improvement, offset by impacts from higher levels of off-price and discounted sales.

We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $43.1 million and $42.3 million for the first halves of 2005 and 2004, respectively.

Operating Expense

Operating expense for the first half of 2005 was $234.8 million, 6.2% higher than the $221.1 million reported in the 2004 first half. As a percentage of revenue, operating expense decreased 60 basis points to 39.5%. The operating expense increase was driven by a $9.3 million increase in selling expenses and a $4.4 million increase in general and administrative expenses. Foreign exchange rate changes added $3.3 million, or 1.5%, to overall operating expense growth.

Selling expense for the first half of 2005 was $186.0 million, $9.3 million, or 5.3% higher than in the first half of 2004. The increase was driven by $3.1 million of costs related to international retail expansion, $3.0 million in distribution costs and $1.1 million in product development costs offset by a decrease of $1.5 million in incentive compensation programs. Foreign exchange rate changes added $3.0 million, or 1.7%, to overall selling expense growth.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $17.6 million and $15.8 million in the first half of 2005 and 2004, respectively.

Advertising expense, which is also included in selling expense, was $11.3 million and $13.7 million in the first halves of 2005 and 2004, respectively. The decrease primarily reflected reductions in U.S. cooperative advertising costs. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are paid.

General and administrative expense for the first half of 2005 was $48.8 million, $4.4 million, or 9.9% higher than the prior-year period. As a percentage of revenue, general and administrative expense increased by 10 basis points, compared with the prior-year period. The increase reflected enhanced global support services, increased legal and compliance costs, investments in organizational capability in the international business and increased costs associated with our incentive compensation programs.  Foreign exchange rate changes also added approximately $0.3 million, or 0.7%, to overall general and administrative expense growth.

Operating Income

Operating income for the first half of 2005 was $70.3 million, $10.5 million, or 17.5% higher than the first half of 2004.  Operating income as a percentage of revenue expanded 100 basis points to 11.8%.

Operating income for our U.S. Wholesale segment was $65.4 million, $3.8 million, or 5.5% lower than the prior-year period. Revenue growth of 0.7% was offset by a 300 basis point decline in gross margin. The decrease in margin was driven by higher levels of off-price sales related to inventory control efforts and product mix impacts.

Our U.S. Consumer Direct segment’s operating income for the 2005 first half increased to $7.2 million, or 21.6% higher than the prior period. The increase was driven by 1.3% revenue growth and a 170 basis point decrease in operating expense as a percentage of sales reflecting leveraged variable store expenses and real estate portfolio management.

Operating income for our International segment grew by 34.3% to $64.3 million for the first half. Revenue growth of 15.2% and a 240 basis point gross margin improvement drove much of the increase. Both benefited from favorable foreign exchange rate changes. The expansion in gross margin also reflected favorable product mix reflecting strong footwear sales and lower product costs resulting from enhanced supply chain execution offset by relatively higher markdowns related to inventory control efforts. Operating expense rates for our International segment decreased 70 basis points.

Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, increased 5.5% to $66.6 million, below the rate of revenue growth. Unallocated Corporate expenses as a percentage of total revenue fell 20 basis points to 11.2% of total revenue.

Other Income and Taxes

Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $2.2 million and $0.4 million for the first halves of 2005 and 2004, respectively. Higher interest rates and higher cash balances supported the increase in net interest income. While we expect continued benefits from relatively higher interest rates this year, we expect the year over year gains in interest income will narrow in future quarters reflecting the seasonality of our cash flow.

Other, net included $0.2 million of foreign exchange gains resulting from the timing of settlement of local currency denominated receivables and payables. These gains were driven by the volatility of exchange rates within the first half of 2005, and should not be considered indicative of expected future results.

The effective income tax rate was 34.0% in the first half of 2005, compared to 35.5% in the first half of 2004. We established a Hong Kong procurement company and international treasury center in Switzerland in the fourth quarter of 2004, which better aligns our organizational structure with our expanding global presence and reduces our estimated taxes on foreign earnings.

Reconciliation of Total and International Revenue Increases To Constant Dollar Revenue Increases

Total Company Revenue Reconciliation:

	For the Three Months Ended July 1, 2005		For the Six Months Ended July 1, 2005
	$ Millions Change	% Change	$ Millions Change	% Change
Revenue increase (GAAP)	$10.1	4.4	$42.5	7.7
Increase due to foreign exchange rate changes	3.7	1.6	11.1	2.0
Revenue increase in constant dollars	6.4	2.8	31.4	5.7

International Revenue Reconciliation:

	For the Three Months Ended July 1, 2005		For the Six Months Ended July 1, 2005
	$ Millions Change	% Change	$ Millions Change	% Change
Revenue increase (GAAP)	$13.6	14.9	$40.0	15.2
Increase due to foreign exchange rate changes	3.7	4.1	11.1	4.3
Revenue increase in constant dollars	9.9	10.8	28.9	10.9

Management provides constant dollar revenue growth for total Company and International results because we use the measure to understand revenue growth excluding any impact from foreign exchange rate changes.

Accounts Receivable and Inventory

Accounts receivable decreased 1.0% to $130.6 million at July 1, 2005, compared with $131.9 million reported at July 2, 2004. Days sales outstanding decreased three days to 49 days reflecting improved collection performance offset by a shift in revenue to later in the quarter. Wholesale days outstanding decreased two days from 61 to 59 days for the second quarters ended July 2, 2004 and July 1, 2005, respectively.

Inventory increased 26.6% to $216.5 million at July 1, 2005 from $170.9 million at July 2, 2004. In the fourth quarter of 2004, we established a Hong Kong procurement company and international treasury center in Switzerland to better align our organizational structure with our expanding global presence and provide enhanced support to our global sourcing operations and International business. Related to the implementation of the new organizational structure, we modified certain sourcing arrangements, which resulted in earlier transfer of title for a portion of the Company’s third party sourced product in 2005. Earlier transfer of title resulted in offsetting higher quarter end inventory and accounts payable balances, as we recognized an inventory asset and related payable roughly two weeks earlier than in the prior-year period. Had similar sourcing arrangements been in effect in the second quarter of 2004, we estimate that inventory and accounts payable balances would have increased by approximately $32.8 million. Adjusting for this change, on a comparable basis, inventory rose 6.3%. Had the new sourcing arrangements been in place in the past, we estimate our annual inventory turns would have been approximately 4.0 times for the second quarter of 2005, compared to 3.9 times for the second quarter of 2004, reflecting continued improvement in our inventory control efforts. The earlier transfer of title has no impact on profit or cash flow.

Liquidity and Capital Resources

Net cash used by operations for the first half of 2005 was $37.5 million, compared with $62.4 million for the first half of 2004. The reduction in use of cash in the first half of 2005 compared with 2004 was primarily due to an increase in accounts payable, strong collection performance and higher net income offset by an increase in inventory.

Net cash used for investing activities amounted to $10.0 million in the first half of 2005, compared with $11.8 million in the first half of 2004. Capital expenditures in 2005 were $9.5 million versus $10.7 million in 2004, primarily driven by International investments.

Net cash used for financing activities was $66.8 million in the first half of 2005, compared with $3.9 million in the first half of 2004. Cash flows from financing activities reflected share repurchases of $80.3 million in the first six months of 2005, compared with $20.1 million in the first six months of 2004. We received cash inflows of $13.5 million in the first half of 2005 from the issuance of common stock related to the exercise of employee stock options, compared with $16.3 million in the first half of 2004.

We have an unsecured committed revolving credit agreement with a group of banks, which matures on April 30, 2007 (“Agreement”), unless prior to April 30, 2006, we elect to extend the final maturity date to April 30, 2008. The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Under certain circumstances, we may increase the committed borrowing limit by $50 million for a total commitment of $250 million. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 3.3% at July 1, 2005), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. At July 1, 2005, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At July 1, 2005, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

We had uncommitted lines of credit available from certain banks totaling $50 million at July 1, 2005. Any borrowings under these lines would be at prevailing money market rates (approximately 3.8% at July 1, 2005). Further, we had an uncommitted letter of credit facility of $75 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

Management believes that our capital needs for 2005 will be met through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in the exhibit to our Annual Report on Form 10-K entitled “Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” and in “Forward-looking Information” below, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

Off Balance Sheet Arrangements

As of July 1, 2005 and July 2, 2004, we had letters of credit outstanding of $32.4 million and $32.8 million, respectively. These letters of credit were issued predominantly for the purchase of inventory. As of July 1, 2005, the Company had $221.0 million in hedging contracts outstanding, all of which are due to settle within the next 10 months (see Note 7).

We have the following off balance sheet arrangements:

(Dollars in Millions)

July 1, 2005	Total Amounts Committed
Lines of credit	$—

Letters of credit	32.4

Hedging contracts	221.0

Total	$253.4

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections–A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable.  SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate affected by a change in accounting principle.  SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements.  The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements”  (“EITF 05-6”).  The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase.  The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Forward-looking Information

As discussed in Exhibit 99.1 entitled “Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995,” of our Annual Report on Form 10-K for the year ended December 31, 2004, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us.  Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to:

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

•                  Our ability to respond to actions of our competitors, some of whom have substantially greater resources than ours;

•                  Our ability to manage the impact of import and export duties including anti-dumping duties that could be imposed by the European Union.

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

We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. At July 1, 2005 and July 2, 2004, we had no short-term or long-term debt outstanding.

Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations by hedging the related transactions with foreign currency forward contracts. Currently, these foreign currency forward contracts will expire in 10 months or less. Based upon sensitivity analysis as of July 1, 2005, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $13.3 million, compared with $17.4 million at July 2, 2004.

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

Based on their evaluation as of July 1, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended July 1, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES(1)

For the Three Fiscal Months Ended July 1, 2005

Period*	Total Number of Shares Purchased **	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

April 2 – April 29	342,942	$36.23	342,942	3,252,162
April 30 – May 27	348,291	35.88	348,291	2,903,871
May 28 – July 1	320,806	38.32	320,806	2,583,065
Q2 Total	1,012,039	$36.77	1,012,039

Footnote (1)

	Announcement Date	Approved Program Size (Shares)	Expiration Date

Program 1	10/16/2003	8,000,000	None

No existing programs expired or were terminated during the reporting period. See Note 13 to our unaudited consolidated financial statements in this Form 10-Q for additional information.

Share and price per share information is adjusted to reflect the Company’s 2-for-1 stock split. The Board approved a 100% increase in shares remaining under its previously announced repurchase program as of the April 14, 2005 record date to reflect the impact of the stock split. The increase was effective immediately after the May 2, 2005 distribution date.

* Fiscal month

**  Based on trade date - not settlement date

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)               We held our Annual Meeting of Stockholders on May 19, 2005 (the “Annual Meeting”).

(b)              At the Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Ian W. Diery	23,494,699	1,666,501
Irene M. Esteves	22,457,994	2,703,206
John A. Fitzsimmons	23,494,463	1,666,501

The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:

Nominee	Total Votes for Each Director	Total Votes Withheld from Each Director
Sidney W. Swartz	82,260,328	1,619,172
Jeffrey B. Swartz	82,630,774	1,248,726
Virginia H. Kent	82,642,490	1,237,010
Kenneth T. Lombard	82,641,765	1,237,735
Edward W. Moneypenny	82,641,343	1,238,157
Peter R. Moore	82,641,515	1,237,985
Bill Shore	82,249,934	1,629,566
Terdema L. Ussery, II	82,640,755	1,238,745

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

THE TIMBERLAND COMPANY
(Registrant)

Date: August 10, 2005	By:	/S/ BRIAN P. MCKEON
Brian P. McKeon
Executive Vice President-Finance and Administration, Chief Financial Officer

Date: August 10, 2005	By:	/S/ JOHN CRIMMINS
John Crimmins
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.