Form 10-Q
period 2005-09-30
TIMBERLAND CO
filed 2005-11-09
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
On November 4, 2005, 53,180,238 shares of the registrant’s Class A Common Stock were outstanding and 11,743,660 shares of the registrant’s Class B Common Stock were outstanding.

Form 10-Q

THE TIMBERLAND COMPANY
FORM 10-Q

Form 10-Q

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	October 1,	December 31,
	2005	2004	2004
Assets
Current assets
Cash and equivalents	$117,634	$119,779	$309,116
Accounts receivable, net of allowance for doubtful accounts of $10,243 at September 30, 2005, $9,276 at October 1, 2004 and $8,927 at December 31, 2004	298,172	279,182	155,024
Inventory	242,622	182,979	128,311
Prepaid expense	31,994	21,335	27,659
Deferred income taxes	23,524	22,400	28,937
Derivative assets	5,122	—	—

Total current assets	719,068	625,675	649,047

Property, plant and equipment, net	77,373	75,812	78,979
Goodwill	14,163	14,163	14,163
Intangible assets	4,579	3,991	5,381
Other assets, net	10,007	9,496	9,940

Total assets	$825,190	$729,137	$757,510

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$125,670	$54,379	$52,370
Accrued expense
Payroll and related	39,520	42,996	55,459
Other	64,173	67,970	68,579
Income taxes payable	47,844	39,976	34,737
Derivative liabilities	—	4,264	15,047

Total current liabilities	277,207	209,585	226,192

Deferred compensation and other liabilities	15,274	11,081	12,543
Deferred income taxes	5,051	8,086	7,268
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 71,688,107 shares issued at September 30, 2005, 89,862,212 shares issued at October 1, 2004 and 90,718,018 shares issued at December 31, 2004	717	899	907
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at September 30, 2005, October 1, 2004 and December 31, 2004	117	117	117
Additional paid-in capital	211,603	214,180	238,829
Deferred compensation	(30,498)	(17,297)	(22,584)
Retained earnings	692,124	830,849	875,887
Accumulated other comprehensive income	10,203	7,454	10,228
Treasury Stock at cost; 17,330,185 Class A shares at September 30, 2005, 32,335,736 Class A shares at October 1, 2004 and 34,098,914 Class A shares at December 31, 2004	(356,608)	(535,817)	(591,877)

Total stockholders’ equity	527,658	500,385	511,507

Total liabilities and stockholders’ equity	$825,190	$729,137	$757,510

Shares have been restated to reflect the 2-for-1 stock split in May 2005.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Revenue	$505,913	$493,933	$1,100,393	$1,045,920
Cost of goods sold	258,555	250,161	547,894	521,200

Gross profit	247,358	243,772	552,499	524,720

Operating expense
Selling	111,259	110,761	297,236	287,429
General and administrative	28,462	26,994	77,304	71,436
Restructuring and related costs	2,531	—	2,531	—

Total operating expense	142,252	137,755	377,071	358,865

Operating income	105,106	106,017	175,428	165,855

Other income/(expense)
Interest income, net	570	196	2,734	636
Other, net	(900)	205	238	411

Total other income/(expense)	(330)	401	2,972	1,047

Income before provision for income taxes	104,776	106,418	178,400	166,902

Provision for income taxes	35,624	37,778	60,656	59,250

Net income	$69,152	$68,640	$117,744	$107,652

Earnings per share
Basic	$1.04	$.98	$1.76	$1.54
Diluted	$1.02	$.96	$1.72	$1.50
Weighted-average shares outstanding
Basic	66,175	69,924	66,892	69,970
Diluted	67,697	71,423	68,359	71,735
Earnings per share and weighted-average shares have been restated to reflect the 2-for-1 stock split in May 2005.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months Ended
	September 30,	October 1,
	2005	2004
Cash flows from operating activities:
Net income	$117,744	$107,652
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	(3,488)	1,323
Amortization of deferred compensation	3,791	2,357
Depreciation and other amortization	18,190	16,585
Loss on disposal of property, plant and equipment	212	86
Tax benefit from stock option plans	6,490	11,579
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(154,003)	(154,386)
Inventory	(116,360)	(63,469)
Prepaid expense	(5,881)	4,471
Accounts payable	79,693	16,733
Accrued expense	(18,837)	(4,354)
Income taxes payable	13,157	12,523
Other liabilities	1,754	—

Net cash used by operating activities	(57,538)	(48,900)

Cash flows from investing activities:
Additions to property, plant and equipment	(15,704)	(15,577)
Other, net	147	(1,561)

Net cash used by investing activities	(15,557)	(17,138)

Cash flows from financing activities:
Common stock repurchases	(128,906)	(74,985)
Issuance of common stock	17,668	19,172

Net cash used by financing activities	(111,238)	(55,813)

Effect of exchange rate changes on cash and equivalents	(7,149)	(173)

Net decrease in cash and equivalents	(191,482)	(122,024)
Cash and equivalents at beginning of period	309,116	241,803

Cash and equivalents at end of period	$117,634	$119,779

Supplemental disclosures of cash flow information:
Interest paid	$290	$356
Income taxes paid	$43,987	$33,853
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

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
In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” in the third quarter and the first nine months of 2005 we recorded $1,295 and $3,223 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. In the third quarter and the first nine months of 2004 we recorded $1,520 and $3,704 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs included in selling expense were $5,733 and $4,839 for the third quarters of 2005 and 2004, and $14,744 and $12,046 for the first nine months of 2005 and 2004, respectively.
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate potential losses primarily based on our historical rate of credit losses and our knowledge of the financial condition of our customers. We also make other estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as described in the “Critical Accounting Policies” discussion in Part I Item 2 of this report.
Note 2. Historical Financial Results
The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Historically, our revenue has been more heavily weighted to the second half of the year.
Note 3. Stock Split
On March 3, 2005, the Company announced that its Board of Directors approved a 2-for-1 split of its Class A and Class B Common Stock. The additional shares were distributed on May 2, 2005, to shareholders of record on April 14, 2005. In addition, the Board of Directors approved the retirement of 10.0 million Class A Treasury shares, on a pre-split basis. The Board also approved a 100% increase in shares remaining under its previously announced October 2003 repurchase program as of the April 14, 2005 record date to reflect the impact of the stock split. The increase was effective immediately after the May 2, 2005 distribution date. The shares presented in the unaudited condensed consolidated balance sheets as of September 30, 2005, October 1, 2004 and December 31, 2004, the number of shares used in the computation of earnings per share in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2005 and October 1, 2004 and the shares and earnings per share in the notes to the unaudited condensed consolidated financial statements were based on the number of shares outstanding after giving effect to the stock split, except as otherwise noted.

Form 10-Q

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
In our unaudited condensed consolidated statements of income, no compensation cost has been recognized for stock option grants issued under any of our stock option plans; however, the Company has recognized compensation cost for restricted stock awards. Had compensation cost for stock option grants issued been determined under the fair value method of SFAS No. 123, our net income and diluted earnings per share for the three and nine months ended September 30, 2005 and October 1, 2004 would have been:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Net income as reported	$69,152	$68,640	$117,744	$107,652
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	1,629	557	2,502	1,520
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	3,822	2,543	8,585	7,734

Pro forma net income	$66,959	$66,654	$111,661	$101,438

Basic earnings per share, as reported	$1.04	$.98	$1.76	$1.54
Pro forma basic earnings per share	$1.01	$.95	$1.67	$1.45
Diluted earnings per share, as reported	$1.02	$.96	$1.72	$1.50
Pro forma diluted earnings per share	$.99	$.93	$1.63	$1.41
The fair value of each stock option granted for the three and nine months ended September 30, 2005 and October 1, 2004 under our plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under our plans for the three and nine months ended September 30, 2005 and October 1, 2004, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Expected volatility	28.3%	34.0%	29.6%	36.4%
Risk-free interest rate	4.0%	2.8%	3.6%	1.8%
Expected lives (years)	4.1	5.3	5.1	4.7
Dividend payments	—	—	—	—
The weighted-average fair values per share of stock options granted, for which exercise price equals market value at the date of grant, were $9.94 and $10.11 for the three months ended September 30, 2005 and October 1, 2004, respectively, and $11.57 and $10.33 for the nine months ended September 30, 2005 and October 1, 2004, respectively.
Note 5. Earnings Per Share
Basic earnings per share excludes common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised. Dilutive securities included in the calculation of diluted weighted-average shares were 1,521,686 and 1,499,620 for the three months ended September 30, 2005 and October 1, 2004, respectively, and 1,467,827 and 1,765,490 for the first nine months of 2005 and 2004, respectively. Anti-dilutive securities excluded from the calculation of diluted weighted-average shares were 902,960 and 1,218,821 for the third quarters of 2005 and 2004, respectively, and 658,534 and 910,028 for the first nine months of 2005 and 2004, respectively.

Form 10-Q

Note 6. Goodwill and Other Intangible Assets
We perform our annual impairment tests at the end of our second fiscal quarter and determined that no impairment of reported goodwill had occurred in 2005.
Information regarding our other intangible assets, which consist of trademarks and patents, follows:

September 30, 2005			October 1, 2004			December 31, 2004
Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
$9,799	$(5,220)	$4,579	$8,595	$(4,604)	$3,991	$10,579	$(5,198)	$5,381
Amortization expense of intangible assets with definite lives was $437 and $378 for the third quarters of 2005 and 2004, respectively, and $1,321 and $1,068 for the first nine months of 2005 and 2004, respectively. The estimated amortization for existing intangible assets as of September 30, 2005, for each of the five succeeding fiscal years is as follows:

2005	2006	2007	2008	2009
$1,782	$1,534	$1,204	$900	$479
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
In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements in non-U.S. Dollar denominated assets, liabilities and income as we purchase and sell goods in local currencies. We have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these exposures. We use derivative instruments, specifically forward contracts, to hedge a portion of our forecasted foreign currency transactions, typically for a period not greater than 18 months. Those derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of September 30, 2005, we had forward contracts maturing at various dates through January 2007 to sell the equivalent of $210,808 in foreign currencies at contracted rates. As of October 1, 2004, we had forward contracts maturing at various dates through January 2006 to sell the equivalent of $231,862 in foreign currencies at contracted rates and to buy the equivalent of $1,071 in foreign currencies at contracted rates.
On September 30, 2005, October 1, 2004 and December 31, 2004, we had derivative assets of $5,122 and derivative liabilities of $4,264 and $15,047, respectively. Those amounts reflect the fair value of our cash flow hedges. The $5,122 derivative assets at September 30, 2005 represent hedges in place through the fourth quarter of 2006.

Form 10-Q

Note 8. Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2005 and October 1, 2004 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September	October 1,	September	October 1,
	30, 2005	2004	30, 2005	2004
Net income	$69,152	$68,640	$117,744	$107,652
Change in cumulative translation adjustment	(699)	(99)	(14,068)	(1,045)
Change in fair value of derivative financial instruments, net of taxes	(1,176)	3,019	14,045	7,193

Comprehensive income	$67,277	$71,560	$117,721	$113,800

For the three months ended September 30, 2005 and October 1, 2004, the after tax hedging gains/(losses) reclassified to earnings were $2,444 and ($2,995), respectively, and for the nine months ended September 30, 2005 and October 1, 2004, the after tax hedging gains/(losses) reclassified to earnings were $1,384 and ($6,262) respectively. For the three months ended September 30, 2005, actual rates of exchange were below hedge contract rates, contributing to the hedging gain. During 2005 actual rates of exchange have been lower than hedge contract rates leading to a hedging gain for the nine months ended September 30, 2005 compared to a hedging loss for the nine months ended October 1, 2004.
Note 9. Business Segments and Geographic Information
We manage our business in three reportable segments, each sharing similar product, distribution and marketing. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International. The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. This segment also includes royalties from licensed products sold in the United States and the management costs and expenses associated with our worldwide licensing efforts. This segment now includes certain marketing expenses and value added services previously included in Unallocated Corporate. The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States and our e-commerce business. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels to sell footwear, apparel and accessories), independent distributors and licensees.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on operating contribution, which represents pre-tax income before unallocated corporate expenses, interest and other expenses, net, and operating cash flow measurements. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, manufacturing/sourcing assets, computers and related equipment, and United States transportation and distribution equipment.

Form 10-Q

For the Three Months Ended September 30, 2005 and October 1, 2004

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated
2005
Revenue	$220,694	$46,595	$238,624	$—	$505,913
Operating income/(loss)	78,364	5,512	76,643	(55,413)	105,106
Income/(loss) before income taxes	78,364	5,512	76,643	(55,743)	104,776
Total assets	291,324	34,424	369,029	130,413	825,190
Goodwill	6,804	794	6,565	—	14,163

2004
Revenue	$234,287	$50,456	$209,190	$—	$493,933
Operating income/(loss)	84,893	6,728	60,547	(46,151)	106,017
Income/(loss) before income taxes	84,893	6,728	60,547	(45,750)	106,418
Total assets	242,190	34,128	292,360	160,459	729,137
Goodwill	6,804	794	6,565	—	14,163
For the Nine Months Ended September 30, 2005 and October 1, 2004

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated
2005
Revenue	$438,036	$119,899	$542,458	$—	$1,100,393
Operating income/(loss)	143,748	12,746	140,939	(122,005)	175,428
Income/(loss) before income taxes	143,748	12,746	140,939	(119,033)	178,400

2004
Revenue	$450,067	$122,823	$473,030	$—	$1,045,920
Operating income/(loss)	154,057	12,679	108,417	(109,298)	165,855
Income/(loss) before income taxes	154,057	12,679	108,417	(108,251)	166,902

Form 10-Q

Note 10. Inventory
Inventory consists of the following:

	September 30,	October 1,	December 31,
	2005	2004	2004

Materials	$3,792	$4,093	$3,752
Work-in-process	2,068	1,875	1,364
Finished goods	236,762	177,011	123,195

Total	$242,622	$182,979	$128,311

In the fourth quarter of 2004, we established a Hong Kong procurement company and an international treasury center in Switzerland. Related to the implementation of the new organizational structure, we modified certain sourcing arrangements, which resulted in earlier transfer of title for a portion of the Company’s third party sourced product in 2005. Earlier transfer of title resulted in offsetting higher quarter end inventory and accounts payable balances, as we recognized an inventory asset and related payable roughly two weeks earlier than in the prior year period. Had similar sourcing arrangements been in effect in the third quarter of 2004, we estimate that inventory and accounts payable balances would have increased by approximately $43.5 million. Adjusting for this change, on a comparable basis, inventory rose 7.1%.
Note 11. Restricted Stock Awards and Other
In 2004, our Board of Directors approved future awards of restricted share grants of Class A Common Stock under the Company’s 1997 Incentive Plan, as amended, and a cash incentive award. The award of these restricted share grants and the cash incentive award is based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2004 performance targets, 275,117 of restricted shares with a value of $10,873 were awarded on July 5, 2005 and will vest equally over three years from the award date. An additional grant, based on the achievement of a separate performance target, of 200,000 restricted shares with a value of $7,904 was also awarded on July 5, 2005 and will vest two years after the award date. These shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. Accordingly, we recorded deferred compensation on our balance sheet to reflect these future awards. For the period January 1, 2005 through December 31, 2006, grants of $9,185 and $9,509 will be made in 2006 and 2007, respectively, if certain targeted performance goals are achieved. The award amount will vary based upon the degree to which these performance goals are attained. The number of shares to be awarded will be determined by the share price at that date. Additionally, a cash incentive award of up to $3,000 may be awarded in 2007 based on the achievement of a performance target over a three year measurement period from January 1, 2004 to December 31, 2006.
In March 2005, our Board of Directors approved an additional cash incentive award. This cash incentive award of up to $1,250 is based on achievement of a performance target over a one year measurement period from January 1, 2005 to December 31, 2005, and may be awarded in 2007.
Note 12. Restructuring and Related Costs
On July 6, 2005, the Company announced plans to consolidate our Caribbean manufacturing operations. We will be closing our Puerto Rico manufacturing facility at the end of 2005 and expanding our manufacturing volume in the Dominican Republic. The consolidation of operations will produce greater operational efficiencies.
The following table sets forth our restructuring activity through September 30, 2005.

			Restructuring
			Liabilities at
	Total	Cash	September 30,
	Charges(1)	Payments	2005
Severance and employment related charges	$2,283	$61	$2,222
Other charges	33	9	24
Total
Total	$2,316	$70	$2,246
Total

(1)	Total charges do not include $215 of accelerated depreciation resulting from the change in estimated useful lives of assets related to the planned closing of our manufacturing facility in Puerto Rico.

Form 10-Q

Severance and employment related charges consist primarily of severance, health benefits and other employee related costs as a result of terminating approximately 300 employees under this restructuring plan. Other charges consist of fees related to the closing of our manufacturing facility in Puerto Rico.
We expect to incur additional charges of approximately $2.5 million in the fourth quarter of 2005 and $0.5 million in the first quarter of 2006 to cover severance and employment related charges and other costs, for a total of approximately $5.5 million of restructuring and related costs associated with closing our manufacturing facility in Puerto Rico. We expect to complete the restructuring plan in the first quarter of 2006 and continue to make cash payments for severance benefits through the second quarter of 2007.
Note 13. Income Taxes
The effective tax rate for the three and nine months ended September 30, 2005 and October 1, 2004 was 34.0% and 35.5%, respectively. We established a Hong Kong procurement company and an international treasury center in Switzerland in the fourth quarter of 2004, which better aligns our organizational structure with our expanding global presence and reduces our estimated taxes on foreign earnings.
Note 14. Share Repurchase
On September 23, 2003, our Board of Directors approved an additional repurchase of 4,000,000 shares of our Class A Common Stock. On March 3, 2005, our Board of Directors approved a 100% increase in shares remaining under its previously announced October 2003 repurchase program as of April 14, 2005, the record date of the 2-for-1 stock split. The increase was effective immediately after the May 2, 2005 distribution date. On August 12, 2005, our Board of Directors approved an additional repurchase of 2,000,000 shares of our Class A Common Stock. As of September 30, 2005, on a post split basis, 3,101,386 shares remained under these authorizations. Shares repurchased on a post split basis totaled 1,481,679 during the quarter ended September 30, 2005. We may use repurchased shares to offset future issuances under the Company’s stock-based employee incentive plans or for other purposes. From time to time, we use Rule 10b5-1 plans to facilitate share repurchases.
Note 15. Litigation
We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.
Note 16. Subsequent Event
On November 7, 2005, the Company signed a definitive agreement to acquire 100% of the outstanding stock of SmartWool Corporation, a privately held company that designs, develops, markets and distributes premium performance socks, apparel and accessories for men, women and children. The purchase price is estimated to be approximately $82 million and will be funded through our existing cash balances and short-term borrowings. The SmartWool organization will operate as a wholly-owned subsidiary of The Timberland Company. The acquisition is expected to be completed by mid December. The transaction should have minimal impact on fourth quarter 2005 earnings.

Form 10-Q

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the unaudited condensed consolidated financial statements and related notes. Included are a discussion and reconciliation of total Company and International revenue growth to constant dollar revenue growth and a discussion and reconciliation of diluted earnings per share (“EPS”) excluding restructuring and related costs to diluted EPS. Constant dollar revenue growth, which excludes the impact of changes in foreign exchange rates, and diluted EPS excluding restructuring and related costs are not Generally Accepted Accounting Principle (“GAAP”) performance measures. We provide constant dollar revenue growth for total Company and International results because we use the measure to understand revenue growth excluding any impact from foreign exchange rate changes. Management provides diluted EPS excluding restructuring and related costs because we use the measure to understand earnings excluding these identifiable expenses.
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
Recent Developments
On November 7, 2005, the Company signed a definitive agreement to acquire 100% of the outstanding stock of SmartWool Corporation, a privately held company that designs, develops, markets and distributes premium performance socks, apparel and accessories for men, women and children. The purchase price is estimated to be approximately $82 million and will be funded through our existing cash balances and short-term borrowings. The SmartWool organization will operate as a wholly-owned subsidiary of The Timberland Company. The acquisition is expected to be completed by mid December. The transaction should have minimal impact on fourth quarter 2005 earnings.
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
To deliver against our long-term goals, we are focused on driving progress on key strategic fronts. These include enhancing our leadership position in our core footwear business, capturing the opportunity that we see for outdoor-inspired apparel, extending brand reach through development of new brand platforms and brand building licensing arrangements, expanding geographically, and driving operational and financial excellence while setting the standard for commitment to the community and striving to be a global employer of choice.
Highlights of our third quarter of 2005 financial performance, compared to the third quarter of 2004, include the following:
•	Revenues increased 2.4% over record prior year results to $506 million.

•	Operating profit decreased $0.9 million to $105.1 million, including impacts from $2.5 million of restructuring and related costs related to the consolidation of our Caribbean manufacturing operations.

•	Operating margin decreased 70 basis points to 20.8%; 50 basis points of the decline resulted from the restructuring and related costs.

Form 10-Q

•	Gross margin declined 50 basis points driven by U.S. product mix impacts, higher levels of sales allowances, and moderately higher product costs.

•	Operating expense as a percentage of sales increased 20 basis points after restructuring and related costs, but declined 30 basis points before restructuring and related costs, reflecting cost control measures and timing of second half marketing expenditures.

•	Net income increased $0.5 million to $69.2 million.

•	Diluted EPS increased 6.3% from $0.96 to $1.02. Excluding restructuring and related costs, diluted EPS was $1.05, up 9.4%.

•	Cash at the end of the quarter was $117.6 million with no debt outstanding.
Results of Operations for the Three Months Ended September 30, 2005 and October 1, 2004
Revenue
Consolidated revenue growth of 2.4% in the third quarter of 2005 reflected double-digit constant dollar gains in international markets which offset moderate declines in the U.S. International revenues were $238.6 million, 14.1% ahead of the third quarter of 2004, or 14.2% in constant dollars. International gains reflected strong growth in northern Europe and Asia. U.S. business revenue totaled $267.3 million in the third quarter of 2005, down 6.1% from the prior year period, reflecting soft U.S. boot sales and comparisons to strong prior year sell-in results. We anticipate that current trends in the U.S. will continue in the fourth quarter, reflecting challenging comparisons in boots and women’s casual footwear and concerns about the overall consumer climate. Foreign exchange rate changes had minimal impact on overall growth. We are also expecting negative impacts from foreign exchange rate changes to reduce overall fourth quarter revenue by approximately 2.0%.
Segments Review
We have three reportable business segments (see Note 9): U.S. Wholesale, U.S. Consumer Direct and International.
Revenues for our U.S. Wholesale business decreased 5.8% to $220.7 million, driven by lower sales of women’s casual footwear in comparison to a very strong prior year sell-in of select women’s programs, and boots. These decreases were offset by gains in Timberland PRO® series and kids’ footwear.
Timberland’s U.S. Consumer Direct revenues decreased 7.7% to $46.6 million, impacted by a reduction in net doors and a decline in comparable store sales of 7.1%. The comparable stores sales decline was impacted by soft back-to-school results indicative of a relatively soft retail climate as well as lower levels of promotions in key categories such as apparel. In the fourth quarter, we are targeting approximately three store openings.
International revenues for the third quarter of 2005 expanded 14.1%, or 14.2% in constant dollars, to $238.6 million. International growth was driven by strong gains in footwear and moderate gains in apparel offset by declines in accessory sales. Overall, International revenues increased to 47.2% of total consolidated revenues for the quarter.
European revenues were $196.6 million, up 13.8% compared to the prior year period, with an increase of 14.3% in constant dollars. Revenue growth was driven by continued strong growth in the UK, increased sales at pan-European accounts and gains in key expansion markets such as Scandinavia. European growth continues to be driven by strong footwear growth, supported by double-digit gains in kids’, boots, women’s casual and outdoor performance footwear sales, in part driven by an earlier phasing of wholesale orders in the second half of 2005, benefiting third quarter results. Apparel revenues also increased as we continue to benefit from investments to strengthen our offering and enhance our retail presence. In the third quarter, we added one new retail store and expect to add approximately three new stores later this year.
In Asia, third quarter 2005 revenues grew 10.0%, or 9.5% in constant dollars, to $32.5 million, driven by gains in key regions including double-digit growth in Taiwan, Hong Kong, Malaysia and Singapore and modest growth in Japan. Growth was driven by strong gains in outdoor performance and men’s casual footwear, and apparel.

Form 10-Q

Products
Worldwide footwear revenue was $399.0 million in the third quarter of 2005, up $10.9 million or 2.8% from the prior year period. On a constant dollar basis, footwear revenues increased 3.2%. Growth was driven by global gains in kids’, outdoor performance, men’s casual, and Timberland PRO® series footwear. Worldwide footwear unit sales were up 1.8%, while the average price increased by 1.0%, reflecting impacts from product and geographic mix.
Worldwide apparel and accessories revenue of $101.5 million for the third quarter of 2005 was relatively flat compared to the prior year. On a constant dollar basis, apparel and accessories revenue increased 0.7%. Apparel and accessories unit sales increased 2.9% while average selling prices fell 2.8%, reflecting product and channel mix and higher levels of off-price sales.
Channels
Revenue growth in the third quarter of 2005 was driven by growth in wholesale revenues, which were up 3.1% to $420.2 million. Retail revenues declined 0.8% to $85.7 million, reflecting a 3.2% decline in global comparable sales impacted by soft sales results in U.S. stores, which offset gains internationally.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 48.9% for the third quarter of 2005, 50 basis points lower than in the third quarter of 2004. Gross margins were affected by U.S. product mix impacts and higher levels of sales allowances. Product costs were also somewhat higher in Q3. We anticipate product cost trends will continue in future quarters as we face increasing pressure from macro factors such as higher oil-based commodity costs and comparisons to strong prior year performance. In the third quarter, these factors were partially offset by favorable impacts from foreign exchange hedges, which contributed 130 basis points of benefit, and business mix benefits from strong international sales.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $32.7 million and $26.5 million for the third quarters of 2005 and 2004, respectively.
Operating Expense
Operating expense for the third quarter of 2005 was $142.3 million, 3.3% higher than the $137.8 million reported in the 2004 third quarter. This includes the impact of restructuring and related costs of $2.5 million related to the consolidation of our Caribbean manufacturing facilities (see Note 12). As a percentage of revenue, operating expense increased by 20 basis points to 28.1%. Excluding restructuring and related costs, operating expense decreased by 30 basis points to 27.6%, and growth was controlled to 1.4%, with spending increases related primarily to growth in our international business. Low operating expense growth in part reflected the phasing of our brand building activities in the second half of 2005 to place greater emphasis on Holiday activities.
The operating expense increase was driven by a $0.5 million increase in selling expenses, a $1.5 million increase in general and administrative expense and restructuring and related costs of $2.5 million related to the consolidation of our Caribbean manufacturing facilities. Foreign exchange rate changes decreased overall operating expense by $0.8 million, or 0.6%.
Selling expense for the third quarter of 2005 was $111.3 million, $0.5 million, or 0.4%, higher than in the third quarter of 2004. The increase was driven by $2.3 million of costs related to international retail expansion, $1.4 million in product development costs and $0.8 million in distribution costs offset by decreases of $3.5 million in marketing expenditures and $2.2 million in incentive compensation programs. Foreign exchange rate changes decreased overall selling expense by $0.6 million, or 0.5%.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $9.9 million and $9.6 million in the third quarters of 2005 and 2004, respectively.
Advertising expense, which is also included in selling expense, was $8.5 million and $11.3 million in the third quarters of 2005 and 2004, respectively. The decrease primarily reflected reductions in U.S. cooperative advertising costs. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are paid. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets on September 30, 2005 and October 1, 2004

Form 10-Q

was $3.7 million and $2.2 million, respectively.
General and administrative expense for the third quarter of 2005 was $28.5 million, $1.5 million, or 5.4%, higher than the prior year period. As a percentage of revenue, general and administrative expense increased by 20 basis points, compared with the prior year period. The increase reflected investments in strategic initiatives, global support services and organizational capability in the international business offset by a decrease of $0.9 million in incentive compensation. Foreign exchange rate changes decreased overall general and administrative expense by $0.2 million, or 0.9%.
Operating Income
Operating income for the third quarter of 2005 was $105.1 million, $0.9 million, or 0.9% lower than third quarter 2004. Operating income as a percentage of revenue decreased 70 basis points to 20.8%. Excluding restructuring and related costs, operating income increased by $1.6 million and operating profit as a percentage of revenue dropped 20 basis points to 21.3%. Trends in our U.S. business, combined with plans to shift second half global brand building investments to the fourth quarter, will likely pressure fourth quarter operating profits in comparison to the prior year.
Operating income for our U.S. Wholesale segment was $78.4 million, 7.7% lower than the prior year period. The revenue decrease of 5.8% and gross margin decline of 230 basis points were partially offset by a 160 basis point improvement in operating expense as a percent of revenue, reflecting cost control efforts. Sales results reflected lower sales of women’s casual and boot product, impacted by retailer caution following soft prior year sell-through results. Gross margin rates were negatively impacted by product mix and higher levels of sales allowances. Given current trends, we anticipate continued pressure on U.S. Wholesale sales and gross margins in the fourth quarter of 2005.
U.S. Consumer Direct segment operating income for the third quarter of 2005 was $5.5 million, down 18.1% from the prior year period reflecting a 7.1% decrease in comparable store sales and impacts from a reduction in net doors over the last year. Sales results reflected a relatively soft back-to-school season, impacted by challenging overall market conditions. Gross margins were relatively the same as the prior year, while operating expense as a percentage of sales increased 150 basis points against a smaller revenue base.
Operating income for our International segment grew by 26.6% to $76.6 million, driven by revenue growth of 14.1%, a 220 basis point improvement in gross margin rates, and a 90 basis point improvement in operating expense as a percentage of revenues. Sales results reflected strong footwear gains and benefits from an earlier phasing of customer orders in the second half of 2005 relative to the prior year. Improvements in gross margin reflected favorable foreign exchange rate changes and product mix driven by strong footwear sales.
Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, increased 20.1% to $55.4 million. Unallocated Corporate expenses as a percentage of total revenue increased 160 basis points to 11.0% of total revenue. Excluding restructuring and related costs of $2.5 million resulting from the consolidation of our Caribbean manufacturing operations, Unallocated Corporate expenses increased 14.6% from the prior year and increased 110 basis points to 10.5% of total revenue.
Other Income and Taxes
Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $0.6 million and $0.2 million for the third quarters of 2005 and 2004, respectively. Higher interest rates supported the increase in net interest income.
Other, net included $0.9 million of foreign exchange losses resulting from the timing of settlement of local currency denominated receivables and payables. These losses were driven by the volatility of exchange rates within the third quarter of 2005, and should not be considered indicative of expected future results.
The effective income tax rate was 34.0% in the third quarter of 2005, compared to 35.5% in the third quarter of 2004. We established a Hong Kong procurement company and an international treasury center in Switzerland in the fourth quarter of 2004, which better aligns our organizational structure with our expanding global presence and reduces our estimated taxes on foreign earnings.

Form 10-Q

Results of Operations for the Nine Months Ended September 30, 2005 and October 1, 2004
Revenue
Consolidated revenues of $1,100.4 million reflected growth of 5.2% in the first nine months of 2005, comprised of double-digit constant dollar gains in our International business which offset modest declines in our U.S. business. U.S. business revenue totaled $557.9 million in the first nine months of 2005, down 2.6% from the prior year period. International revenues were $542.5 million, 14.7% ahead of the first nine months of 2004, or 12.4% in constant dollars. Overall, changes in currency exchange rates were responsible for 1.0% of consolidated revenue growth.
Segments Review
Revenues for our U.S. Wholesale business decreased 2.7% to $438.0 million. Double-digit growth in Timberland PRO® series and outdoor performance footwear, and solid growth in men’s casual footwear and apparel and accessories, were offset by declines in women’s casual footwear, impacted by comparisons to a very strong prior year sell-in of select programs, and a modest decline in boots.
U.S. Consumer Direct sales were $119.9 million, down 2.4% compared to the prior year, impacted by a reduction in net doors and comparable store sales declines of 1.4%. Sales results reflected gains in accessories and men’s casual and kids’ footwear, offset by declines in women’s casual footwear, apparel and boots.
International revenues for the first nine months of 2005 increased 14.7%, or 12.4% on constant dollar basis, to $542.5 million, benefiting from strong growth in our kids’ and boots footwear categories, foreign exchange rate benefits and solid growth from apparel and outdoor performance footwear. Overall, International revenues increased to 49.3% of total consolidated revenues.
European revenues were $432.3 million, up 14.9%, or 12.6% on a constant dollar basis, compared to the prior year period. Revenues were driven by double-digit growth in key European markets such as the UK, pan-European accounts, and Scandinavia and moderate growth in Spain, Italy, Germany and France. European footwear sales gains were driven by double-digit constant dollar gains in kids’ and boots as well as solid growth in outdoor performance, women’s casual and men’s casual. Apparel sales were also up moderately, reflecting benefits from our enhanced focus on Timberland’s core heritage consumer.
In Asia, revenues grew 12.8%, or 11.0% in constant dollars, to $91.8 million, reflecting double-digit gains in key Southeast Asia markets such as Taiwan and Hong Kong and solid growth in Japan. Growth was driven by strong gains in apparel and key footwear categories such as outdoor performance, men’s casual and boots.
Products
Worldwide footwear revenue was $842.6 million in the first nine months of 2005, up 5.2% from the prior year period. On a constant dollar basis, footwear revenues increased 4.5%. Growth was driven by global gains in kids’, boots, outdoor performance, men’s casual, and Timberland PRO® series footwear. Worldwide footwear unit sales were up 5.7%, while the average price decreased by 0.5%, reflecting higher levels of off-price sales and impacts of product mix, offset by foreign exchange rate benefits.
Worldwide apparel and accessories revenue for the first nine months of 2005 grew by 4.4% to $245.7 million. On a constant dollar basis, apparel and accessories revenue increased 3.3%. Apparel and accessories unit sales increased 4.3% while average selling prices were relatively unchanged.
Channels
Revenue growth in the first nine months of 2005 reflected solid global gains in the wholesale channel and moderate gains in the consumer direct channels. Global wholesale revenues grew 5.9% to $864.6 million while global consumer direct revenues increased 2.7% to $235.8 million. Worldwide comparable store sales increased 0.7%. Globally, we opened twenty-two retail locations and closed fourteen in the first nine months of 2005.

Form 10-Q

Gross Profit
Gross profit as a percentage of sales, or gross margin, was 50.2% for the first nine months of 2005, unchanged from gross margin for the first nine months of 2004. Favorable foreign exchange benefits and international mix benefits were offset by U.S. product mix impacts and the impacts from higher levels of off-price and discounted sales.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $75.9 million and $68.9 million for the first nine months of 2005 and 2004, respectively.
Operating Expense
Operating expense for the first nine months of 2005 was $377.1 million, 5.1% higher than the $358.9 million reported in the first nine months of 2004. This includes the impact of restructuring and related costs of $2.5 million related to the consolidation of our Caribbean manufacturing facilities. As a percentage of revenue, operating expense remained flat at 34.3%. Excluding restructuring and related costs, operating expense as a percentage of revenue decreased by 30 basis points to 34.0%, and growth was controlled to 4.4%, with spending increases related primarily to growth in our international business.
The operating expense increase was driven by a $9.8 million increase in selling expenses, a $5.9 million increase in general and administrative expense and restructuring and related costs of $2.5 million related to the consolidation of our Caribbean manufacturing facilities. Foreign exchange rate changes added $2.6 million, or 0.7%, to overall operating expense growth.
Selling expense for the first nine months of 2005 was $297.2 million, $9.8 million, or 3.4% higher than in the first nine months of 2004. The increase was driven by $5.4 million of costs related to international retail expansion, $3.8 million in distribution costs and $2.6 million in product development costs offset by decreases of $3.7 million in incentive compensation programs and $3.2 in marketing expenditures. Foreign exchange rate changes added $2.5 million, or 0.9%, to overall selling expense growth.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $27.5 million and $25.4 million in the first nine months of 2005 and 2004, respectively.
Advertising expense, which is also included in selling expense, was $19.8 million and $25.0 million in the first nine months of 2005 and 2004, respectively. The decrease primarily reflected reductions in U.S. cooperative advertising costs. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are paid.
General and administrative expense for the first nine months of 2005 was $77.3 million, $5.9 million, or 8.2% higher than the prior year period. As a percentage of revenue, general and administrative expense increased by 20 basis points, compared with the prior year period. The increase reflected investments in global support services, organizational capability in the international business and strategic initiatives. Foreign exchange rate changes related to overall general and administrative expense remained relatively flat.
Operating Income
Operating income for the first nine months of 2005 was $175.4 million, $9.6 million, or 5.8% higher than the first nine months of 2004. Operating income as a percentage of revenue was unchanged at 15.9%.
Operating income for our U.S. Wholesale segment was $143.7 million, 6.7% lower than the prior year period. Revenue decreased by 2.7% while gross margin declined by 260 basis points. The decrease in gross margin was driven by higher levels of off-price sales related to inventory control efforts and product mix impacts. Operating expense as a percentage of revenue improved by 120 basis points to 11.0%, reflecting cost control efforts and the phasing of brand building efforts to place greater emphasis on the 2005 Holiday season.
Our U.S. Consumer Direct segment’s operating income for the first nine months of 2005 increased modestly to $12.7 million, 0.5% higher than the prior period. Revenues decreased 2.4% reflecting a comparable store sales decline of 1.4%. Gross margin rates remained relatively flat while operating expenses as a percentage of sales improved 20 basis points, reflecting our focus on improving returns in our retail portfolio.

Form 10-Q

Operating income for our International segment grew by 30.0% to $140.9 million for the first nine months. Strong profit gains were driven by 14.7% revenue gains and a 230 basis point gross margin improvement, reflecting favorable foreign exchange hedge rate changes and benefits from strong footwear sales. Operating expense rates improved by 80 basis points, reflecting benefits from sales leverage.
Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, increased 11.6% to $122.0 million. Unallocated Corporate expenses as a percentage of total revenue fell 60 basis points to 11.1% of total revenue. Excluding restructuring and related costs of $2.5 million resulting from the consolidation of our Caribbean manufacturing operations, Unallocated Corporate expenses increased 9.3% from the prior year and fell 40 basis points to 10.9% of total revenue.
Other Income and Taxes
Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $2.7 million and $0.6 million for the first nine months of 2005 and 2004, respectively. Higher interest rates and higher cash balances supported the increase in net interest income.
Other, net included $0.6 million of foreign exchange losses resulting from the timing of settlement of local currency denominated receivables and payables. These losses were driven by the volatility of exchange rates within the first nine months of 2005, and should not be considered indicative of expected future results.
The effective income tax rate was 34.0% in the first nine months of 2005, compared to 35.5% in the first nine months of 2004. We established a Hong Kong procurement company and an international treasury center in Switzerland in the fourth quarter of 2004, which better aligns our organizational structure with our expanding global presence and reduces our estimated taxes on foreign earnings.
Reconciliation of Total and International Revenue Increases To Constant Dollar Revenue Increases
Total Company Revenue Reconciliation:

	For the Three Months		For the Nine Months
	Ended September 30, 2005		Ended September 30, 2005
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue increase (GAAP)	$12.0	2.4%	$54.5	5.2%
(Decrease)/increase due to foreign exchange rate changes	(0.3)	(0.1%)	10.8	1.0%

Revenue increase in constant dollars	$12.3	2.5%	$43.7	4.2%
International Revenue Reconciliation:

	For the Three Months		For the Nine Months
	Ended September 30, 2005		Ended September 30, 2005
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue increase (GAAP)	$29.4	14.1%	$69.4	14.7%
(Decrease)/increase due to foreign exchange rate changes	(0.3)	(0.1%)	10.8	2.3%

Revenue increase in constant dollars	$29.7	14.2%	$58.6	12.4%
Management provides constant dollar revenue growth for total Company and International results because we use the measure to understand revenue growth excluding any impact from foreign exchange rate changes.

Form 10-Q

Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs

	For the Three Months	For the Nine Months
	Ended September 30, 2005	Ended September 30, 2005

Diluted EPS (GAAP)	$1.02	$1.72
Per share impact of restructuring and related costs	(0.03)	(0.03)

Diluted EPS excluding restructuring and related costs	$1.05	$1.75
Management provides diluted EPS excluding restructuring and related costs because we use the measure to understand earnings excluding these identifiable expenses.
Accounts Receivable and Inventory
Accounts receivable increased 6.8% to $298.2 million at September 30, 2005, compared with $279.2 million reported at October 1, 2004. Days sales outstanding increased two days to 53 days reflecting a shift in revenue to later in the quarter offset by improved collection performance. Wholesale days outstanding increased one day from 55 to 56 days for the third quarters ended October 1, 2004 and September 30, 2005, respectively.
Inventory increased 32.6% to $242.6 million at September 30, 2005 from $183.0 million at October 1, 2004. In the fourth quarter of 2004, we established a Hong Kong procurement company and an international treasury center in Switzerland to better align our organizational structure with our expanding global presence and provide enhanced support to our global sourcing operations and International business. Related to the implementation of the new organizational structure, we modified certain sourcing arrangements, which resulted in earlier transfer of title for a portion of the Company’s third party sourced product in 2005. Earlier transfer of title resulted in offsetting higher quarter end inventory and accounts payable balances, as we recognized an inventory asset and related payable roughly two weeks earlier than in the prior year period. Had similar sourcing arrangements been in effect in the third quarter of 2004, we estimate that inventory and accounts payable balances would have increased by approximately $43.5 million. Adjusting for this change, on a comparable basis, inventory rose 7.1%. Had the new sourcing arrangements been in place in the past, we estimate our annual inventory turns would have been 3.9 times for both the third quarters of 2005 and 2004. The earlier transfer of title has no impact on profit or cash flow.
Liquidity and Capital Resources
Net cash used by operations for the first nine months of 2005 was $57.5 million, compared with $48.9 million for the first nine months of 2004. The increase in the use of cash in the first nine months of 2005 compared with 2004 was primarily due to an increase in inventory and prepaid expenses and reduced accrued expenses offset by an increase in accounts payable, the timing of tax payments and higher net income.
Net cash used for investing activities amounted to $15.6 million in the first nine months of 2005, compared with $17.1 million in the first nine months of 2004. Capital expenditures in 2005 were $15.7 million versus $15.6 million in 2004, primarily driven by investments in our international business and manufacturing and distribution equipment.
Net cash used for financing activities was $111.2 million in the first nine months of 2005, compared with $55.8 million in the first nine months of 2004. Cash flows from financing activities reflected share repurchases of $128.9 million in the first nine months of 2005, compared with $75.0 million in the first nine months of 2004. We received cash inflows of $17.7 million in the first nine months of 2005 from the issuance of common stock related to the exercise of employee stock options, compared with $19.2 million in the first nine months of 2004.
We have an unsecured committed revolving credit agreement with a group of banks, which matures on April 30, 2007 (“Agreement”), unless prior to April 30, 2006, we elect to extend the final maturity date to April 30, 2008. The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Under certain circumstances, we may increase the committed borrowing limit by $50 million for a total commitment of $250 million. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 3.7% at September 30, 2005), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. At September 30, 2005, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted

Form 10-Q

quarterly. At September 30, 2005, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
We had uncommitted lines of credit available from certain banks totaling $50 million at September 30, 2005. Any borrowings under these lines would be at prevailing money market rates (approximately 4.2% at September 30, 2005). Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.
Management believes that our capital needs for the balance of 2005 will be met through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in the exhibit to our Annual Report on Form 10-K entitled “Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” and in “Forward-looking Information” below, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.
Off Balance Sheet Arrangements
As of September 30, 2005 and October 1, 2004, we had letters of credit outstanding of $14.0 million and $18.8 million, respectively. The reduction in letters of credit outstanding was driven by a decrease in the number of vendors requiring letters of credit for payment. These letters of credit were issued predominantly for the purchase of inventory. As of September 30, 2005, the Company had $210.8 million in hedging contracts outstanding, all of which are due to settle within the next 16 months (see Note 7).
We have the following off balance sheet arrangements:
(Dollars in Millions)

Total Amounts
September 30, 2005	Committed

Lines of credit	$—
Letters of credit	14.0
Hedging contracts	210.8

Total	$224.8

We use funds from operations and unsecured committed and uncommitted lines of credit as the primary sources of financing for our seasonal and other working capital requirements. Our principal risks to these sources of financing are the impact on our financial condition from economic downturns, a decrease in the demand for our products, increases in the prices of materials and a variety of other factors. We anticipate that capital requirements for the balance of 2005 will be met through the use of our current cash balances, through our existing credit facility (which places certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contains certain other financial and operating covenants) and through cash flow from operations, without the need for additional permanent financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities.

Form 10-Q

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

Form 10-Q

Forward-looking Information
As discussed in Exhibit 99.1 entitled “Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995,” of our Annual Report on Form 10-K for the year ended December 31, 2004, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to:
•	Our ability to successfully market and sell our products in a highly competitive industry and in view of changing consumer trends, consumer acceptance of products, and other factors affecting retail market conditions, including the current U.S. economic environment and the global economic and political uncertainties resulting from the continuing war on terrorism;

•	Our ability to adapt to potential changes in duty structures in countries of import and export including anti-dumping measures being considered by the European Union with respect to leather footwear imported from China and Vietnam and safety footwear imported from China and India;

•	Our ability to locate and retain independent manufacturers to produce lower cost, high-quality products with rapid turnaround times;

•	Our ability to manage our foreign exchange rate risks;

•	Our reliance on a limited number of key suppliers;

•	Our ability to obtain adequate materials at competitive prices;

•	Our ability to successfully invest in our infrastructure and product based upon advance sales forecasts;

•	Our ability to recover our investment in, and expenditures of, our retail organization through adequate sales at such retail locations; and

•	Our ability to respond to actions of our competitors, some of whom have substantially greater resources than ours.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Form 10-Q

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
We utilize cash from operations and U.S. dollar denominated borrowings to fund our working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. In addition, we use derivative instruments in our hedging of foreign currency transactions. These debt instruments and derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Cash balances are invested in high-grade securities with terms less than three months.
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. At September 30, 2005 and October 1, 2004, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations by hedging the related transactions with foreign currency forward contracts. Currently, these foreign currency forward contracts will expire in 16 months or less. Based upon sensitivity analysis as of September 30, 2005, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $20.4 million, compared with $23.5 million at October 1, 2004.
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
Based on their evaluation as of September 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Form 10-Q

Part II OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the Three Fiscal Months Ended September 30, 2005

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs
July 2 – July 29	164,288	$37.59	164,288	2,418,777
July 30 – August 26	541,848	33.93	541,848	3,876,929
August 27 – September 30	775,543	33.26	775,543	3,101,386

Q3 Total	1,481,679	$33.98	1,481,679
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date
Program 1	10/16/2003	8,000,000	None
Program 2	10/27/2005	2,000,000	None
No existing programs expired or were terminated during the reporting period. See Note 14 to our unaudited condensed consolidated financial statements in this Form 10-Q for additional information.
Except for the shares in program 2, share and price per share information is adjusted to reflect the Company’s 2-for-1 stock split. The Board approved a 100% increase in shares remaining under its previously announced October 2003 repurchase program as of the April 14, 2005 record date to reflect the impact of the stock split. The increase was effective immediately after the May 2, 2005 distribution date.

*	Fiscal month

**	Based on trade date — not settlement date

Form 10-Q

Item 6. EXHIBITS
     (a) Exhibits.

Exhibit 31.1 –	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 –	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 –	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2 –	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)

	By:	/S/ BRIAN P. MCKEON

Date: November 9, 2005		Brian P. McKeon
Executive Vice President-Finance and Administration, Chief
Financial Officer

	By:	/S/ JOHN CRIMMINS

Date: November 9, 2005		John Crimmins
Vice President, Corporate Controller and Chief Accounting Officer

Form 10-Q

EXHIBIT INDEX

Exhibit	Description
Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.