Form 10-K
period 2005-12-31
TIMBERLAND CO
filed 2006-03-16
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-9548

The Timberland Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0312554 (I.R.S. Employer Identification No.)
200 Domain Drive, Stratham, New Hampshire (Address of Principal Executive Offices)	03885 (Zip Code)

Registrant’s telephone number, including area code:
(603) 772-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑ Yes     ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was $2,057,934,009 on July 1, 2005, which was the last business day of the Company’s second fiscal quarter in 2005. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the Company. See Item 12 of this Form 10-K. 51,927,152 shares of Class A Common Stock and 11,743,660 shares of Class B Common Stock of the Company were outstanding on February 24, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

The Timberland Company was incorporated in Delaware on December 20, 1978. We are the successor to the Abington Shoe Company, which was incorporated in Massachusetts in 1933. We refer to The Timberland Company, together with its subsidiaries, as “we”, “our”, “us”, “Timberland” or the “Company.”

We design, develop, engineer, market and distribute, under the Timberland®, Timberland PRO®, SmartWool®, Timberland Boot Companytm and Miōntm brands, premium quality footwear, apparel and accessories products for men, women and children. These products provide functional performance, classic styling and lasting protection from the elements. We believe that the combination of these features makes our products an outstanding value and distinguishes us from our competitors.

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

Our principal strategic goal is to become the authentic outdoor brand of choice globally by offering an integrated product selection of footwear, apparel and accessories for men, women and children that is inspired by the outdoors. Our ongoing efforts to achieve this strategic goal include (i) enhancing our leadership position in our core footwear business globally through an increased focus on consumer segment development and technological innovation, (ii) expanding our global apparel business by leveraging the brand’s rugged heritage and consumer trust, (iii) extending enterprise reach through the development of new brand platforms such as SmartWool®, Timberland Boot Companytm and Miōntm, (iv) expanding our brands geographically, (v) driving operational and financial excellence, (vi) setting the standard for commitment to the community and (vii) striving to be a global employer of choice.

SmartWool Corporation

On December 20, 2005 we acquired SmartWool Corporation based in Steamboat Springs, Colorado. SmartWool designs, develops, markets and distributes premium performance wool-based socks, apparel and accessories for men, women and children. SmartWool® products are available in the United States, Canada, Europe and Asia.

Products

Our products fall into two primary groups: (1) footwear and (2) apparel and accessories (including product care and licensed products). The following table presents the percentage of our total product revenue (excluding royalties from third-party distributors and licensees) derived from our sales of footwear and of apparel and accessories for the past three years:

Product	2005	2004	2003

Footwear	77.5%	77.6%	76.7%
Apparel and Accessories	22.5%	22.4%	23.3%

Footwear

In 1973, we produced our first pair of waterproof leather boots under the Timberland® brand. We offer a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components and advanced construction methods. Our key Timberland® brand footwear categories are boots, men’s and women’s casual, kids’ and outdoor performance. The Timberland PRO® series for skilled tradespeople and working professionals is an additional footwear category we developed to address a consumer group’s distinct needs. Similarly, in 2005 we introduced Timberland Boot Companytm work-wear inspired footwear that is featured in a new Timberland Boot Companytm concept store in London and also introduced Miōntm outdoor performance footwear. We intend to continue our efforts to extend our brand reach through these and other initiatives. This extension of the brand’s reach through complementary sub-brands and new brands like the Timberland PRO® series, Timberland Boot Companytm brand, and Miōntm brand and our development of our core footwear business is intended to advance our goal of becoming a leading global brand. Our advanced concepts team continues to focus on developing the next innovations in footwear technologies, materials, constructions and processes including cross-category technology developments, including our new PreciseFittm system which will be included in certain footwear products in 2006. Technology that is or will be incorporated in most of our footwear products is discussed below in Footwear Technology.

Boots

Our key boots categories include Classic Boots, in basic, premium, chukka and oxford versions, as well as Roll-Tops and Nellies. Another important boot category is our Classic Sport Boots, built for the outdoorsman consumer. A few of the key products in this category include the Field Boot, Splitrock, Euro Hiker, Bromilly and Euro Dub Hiker, which are light and flexible, built to be rugged and durable, while still allowing for enhanced agility. Some of the principal features of these boot products include premium waterproof leather, direct-attach and seam-sealed waterproof construction, rubber lug outsoles for superior traction and abrasion resistance, shock diffusion plates, durable laces, padded collars for comfortable fit, enhanced insulation, rustproof hardware for durability and moisture-wicking components for comfort and breathability. We continue our focus on reducing the seasonality of our boots business, adding new boots that enhance breathability and comfort in warm weather months and active and casual based sandals to broaden the core product range. We are also focused on expanding our women’s boot business, supported by the introduction of women’s specific collections like the Bezel, Picudilla and Canarsie which blend functional practicality with fashion elements.

Men’s Casual

Our Timberland® men’s casual footwear series includes Boat, Casual, Rugged Casual, Work Casual, Casual Sport, Sandals and Timberland® LTD. Featured footwear products in these categories include boat shoes, casual bucks, loafers, sandals, oxfords, chukkas, boots and slip-ons for use in the office, home or outdoors. Our focus in the development of this line of footwear is to combine the rugged heritage of Timberland with premium leathers and functional offerings. Men’s casual footwear is rooted in craftsmanship and innovation, creating products that possess superior materials and enhanced comfort. Many of our men’s footwear products incorporate our innovative Smart Comforttm system, which provides superior comfort while preserving the shape and style of the footwear. Expanding Timberland’s reach of casual product, we introduced the Timberland Boot Companytm line in the United Kingdom to provide a relevant assortment with distinctive leathers and silhouettes built upon our heritage of leather innovation.

Women’s Casual

Timberland® women’s casual footwear line includes Casual, Natural Casual and Sport footwear with a focus on providing versatile, refined and feminine styling for the modernist consumer. To provide unparalleled comfort without sacrificing style, many of our women’s styles also incorporate our innovative Comforiatm system. To expand Timberland’s reach with our target consumers, we plan to add dedicated design resources closer to market in Europe and expand the luxury sport footwear category for women.

Kids’

Timberland® kids’ footwear products are take-down versions of our high-quality adult footwear products complemented by product designed and engineered for kids’ only. This line includes boots, outdoor sport, sandals and casual product categories. Featured products in the boots series include the Field Boot, 6” Premium, Euro Hiker and Euro Dub families that combine rugged durability, quality and craftsmanship. The

Casual line features product focusing on fit and functionality and includes Safari, Pawtuckaway, and Timber-Tots series providing premium leathers, linings and details. Many of our kids’ footwear products incorporate the Smart Comforttm system.

Outdoors

Outdoor Performance

Our Timberland® outdoor performance footwear series continues to address the needs of outdoor recreationalists of all levels, offering technical, end-use driven products for outdoor adventures from summit to sea and everywhere in between. Across this series of footwear we continue to target three core categories — hiking, sport utility and water sports.

In 2005, we partnered with elite athletes in the design and development of two key new programs. World renowned high altitude adventurer Ed Viesturs helped to develop the new Cadion hiking program (which has won acclaim as a market-leading lightweight hiker), while the athletes of Team GoLite/Timberland collaborated in the development of Timberland’s first outdoor multi-sport shoe geared toward adventure racing. We also marked 2005 with the launch of the successful Power Lounger series — versatile after-sport shoes featuring a SmartWool® lining, an industry first. The line continues to be built upon the Timberland® Agile IQ platform, which addresses key areas of traction, shock absorption and fit to deliver out of the box comfort and enhance control and position sense on the trail.

Building on the Company’s long-term initiative to offer premium quality and performance to the entry-level consumer, we introduced the Chochorua Trail waterproof hiker in sporting goods and department stores worldwide. This value-based series, which started with the White Ledge series in 2004, will be expanded into the sport utility category in 2006.

Miōntm Footwear

We introduced a new performance water line in 2005 under our new Miōntm brand. Miōntm water shoes include a performance water shoe, a performance sandal, a guide slide and a pro thong for men, women and children. Miōntm footwear is designed for comfort and versatility in all wet conditions for the outdoor adventurer’s active lifestyle. Miōntm footwear features an Ergomorphictm footbed that permanently molds itself to each individual foot, a rib structure that wraps around the foot in critical areas to ensure the foot is held in place, a climbing-grade spiral cord that traces the rib structure to secure the foot and an outsole constructed of Gripsticktm Wet/Dry Traction rubber, which combines multi-directional QuadCuttm siping and proprietary compounds that improve grip in wet conditions.

Timberland PRO® Series

We continue to expand and broaden our offering of high performance work shoes specifically designed for working professionals who need the best in comfort, durability and protection under the Timberland PRO® series sub-brand. In 2005, we continued to expand the TiTAN® collection by introducing hiking silhouettes and oxford styles. All TiTAN® styles feature the innovative TiTAN® safety toe and our exclusive PowerFittm Comfort system, which provides superior fit, cushioning and shock absorption. In addition to the TiTAN® styles, the Timberland PRO® series offering was expanded through the introduction of new waterproof models in the industrial hiking category — a fast growing part of the work footwear market serving the younger tradesperson. We also introduced our first metatarsal protection footwear (MetGuard) which provides ultimate protection in heavy duty environments such as foundries and steel mills. All of our waterproof styles utilize seam-sealed or membrane constructions and temperature regulating foot beds, and all of our safety toe styles meet ANSI/ASTM standards. Most styles also come with slip, abrasion and oil-resistant outsoles, as well as electrical hazard protection.

Footwear Technology

We continue to incorporate our patent pending, technological innovation, the Smart Comforttm system, in many of our men’s, women’s and kids’ footwear categories. The Smart Comforttm system allows the footwear to expand and contract with the changing shape of the foot during the walking motion, while preserving the essential style of the footwear. Footwear incorporating the Smart Comforttm system provides superior comfort in a product that retains its shape. The Smart Comforttm system’s expandable upper allows the shoe to follow the natural movements of the foot without pinching the top of the foot. A three-zone, multi-density footbed system provides even pressure distribution under the foot. These systems work together to distribute forces and provide superior comfort everywhere the shoe touches the foot.

We recently announced the development of a new patent-pending Timberland® PreciseFittm system which will be incorporated into select styles of men’s footwear lines in 2006. The PreciseFittm system will enable consumers to customize their fit through a system of forefoot inserts. Each pair of footwear will include a set of inserts of varying thicknesses that lock onto a removable footbed, creating optimal volume in each shoe and allowing for differences between the left and right foot. This tailored fit works in conjunction with the Smart Comforttm system to give consumers a high level of fit and comfort.

Many Timberland® footwear products offer or will be designed to offer other advanced technologies developed by us that combine some or all of the following features:

•	Footwear Modular System — our patent pending modular shoe technology which enables the user to customize the walking platform/footbed and shell of a shoe for multiple end use situations;

•	Endoskeletontm internal suspension system — our patented technology designed to control heel impact deflection and provide arch support, forefoot flexibility and torsional stiffness for comfort and performance;

•	B.S.F.P.tm motion efficiency system — our design which delivers improved traction, energy-return and length of wear;

•	Independent Suspension Networktm system (ISNtm) — our multi-density sole with independent lugs adapts to the terrain, keeping the foot level on uneven ground for superior stability, traction and comfort;

•	Advanced Combination Construction (ACC) — a construction method that delivers improved forefoot flexibility for maneuverability and rear foot stability on rugged terrain;

•	Timberland® Agile IQ system — our outdoor performance footwear technology which delivers improved traction, shock absorption and fit for improved control and sense of position;

•	Comforiatm system — our women’s footwear technology enabling comfort with style, regardless of footwear style or heel height; and

•	Guaranteed waterproof construction.

Apparel and Accessories

Timberland® and Timberland PRO® Series

We believe that continuing to develop and expand our apparel business is important to our global brand aspirations. In 2005 we realigned our personnel, processes and products to re-establish the core positioning of the apparel offer in each geographical region to position the business for growth. With a goal to elevate the apparel offer of the brand from the grass roots up, we re-evaluated the price value equation of every existing product and redefined the materials and signature details that would tell a unique Timberland story and set criteria for future execution on all product lines. This involved a new focus on our design and manufacturing processes, resulting in a consolidation of our Essentials, or basics, program, ensuring a global consistency in our design language, and creating economies of scale, without compromising our commitment to regional geographic differentiation. We also continued to leverage our International Design Centre (IDC) in London which enables us to get closer to the target consumer to evaluate their needs.

Timberland’s apparel offer for men continues to represent a rugged casual line that includes outerwear and sportswear that combine performance benefits and technical fabrics for the outdoors with versatile styling. Timberland also offers a women’s apparel line which is primarily distributed in Europe. While we also continued to offer Timberland PRO® apparel in 2005, we will discontinue this line in the U.S. during 2006.

In 2005, we underpinned the men’s and women’s apparel lines with a commitment to our ‘Earthkeepers’ initiative that reflects the intersection of product design and environmental stewardship. Organic cotton, recycled yarns, and low impact materials that are biodegradable and sustainable, along with earth friendly manufacturing processes, have all been introduced into the line to ensure we create an ongoing commitment to minimize our environmental impact. We also continued our efforts to refine the Timberland® Limited Collection, a premium offering of apparel for our international consumers. This line both compliments and elevates our overall apparel assortment.

SmartWool

Our acquisition of SmartWool Corporation at the end of 2005 is part of our ongoing efforts to extend our enterprise’s reach by offering our customers an expanded line of apparel and accessories. SmartWool is a leading provider of premium performance wool-based socks, apparel and accessories for men, women, and children. Our key SmartWool® product categories are performance and lifestyle socks for men, women and children and 100% SmartWool® Next-to-Skin apparel in core baselayer styles for men and women. The classic outdoor series includes the Hiking Light Crew and Hiking Medium Crew for the outdoor and snow-sport consumer. SmartWool has also expanded its apparel line through its Versawear offering of the men’s Swoop Tee and women’s Limit Top, which provide users a natural fiber alternative to synthetic materials. SmartWool® products vaporize moisture, control temperature and odor and are guaranteed not to shrink.

Third-party Licensing

Third-party licensing enables us to expand our brand reach to appropriate and well-defined categories and to benefit from the expertise of the licensees in a manner that reduces the risks to us associated with pursuing these opportunities. We receive a royalty on sales of our licensed products. Our Timberland® accessories products for men, women and children include all products other than footwear and apparel products. Many of these products, including packs and travel gear, watches, men’s belts, wallets, socks, gloves, sunglasses, eyewear and ophthalmic frames, and hats and caps, are designed, manufactured and distributed pursuant to licensing agreements with third parties. We also license rights to children’s apparel in the U.S., Europe and Asia. We continue to focus on improving our licensed products and distribution and to build better integration across these products to present a seamless brand worldwide. In 2005, we entered into a new license agreement for packs and travel gear. In 2004, we entered into a license agreement for the introduction of Timberland PRO® footwear and apparel in Europe in order to leverage our licensee’s knowledge of the European safety market, as well as their existing customer relationships. Our boys’ apparel line in the U.S. was also expanded in 2004 to include an infants’ apparel line.

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

The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. The U.S. Wholesale segment also includes royalties from licensed products sold in the United States and the management costs and expenses associated with our worldwide licensing efforts. The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States as well as our e-commerce business. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States. This includes our subsidiaries (which use wholesale and retail channels to sell footwear and apparel and accessories), independent distributors and licensees.

The following table presents the percentage of our total revenue generated by each of these reporting segments for the past three years:

	2005	2004	2003

U.S. Wholesale	42.1%	44.3%	46.6%
U.S. Consumer Direct	13.6%	14.3%	14.9%
International	44.3%	41.4%	38.5%

More detailed information regarding these reportable segments, and each of the geographic areas in which we operate, is set forth in Note 15 to our consolidated financial statements, entitled “Business Segments and Geographic Information,” included in Item 8 of this Form 10-K.

U.S. Wholesale

Our wholesale customer accounts within the United States include independent retailers, better-grade department stores, outdoor specialty stores, national athletic accounts, general sporting goods retailers and other national accounts. Many of these wholesale accounts merchandise our products in selling areas dedicated exclusively to our products, or “concept shops.” These “concept shops” display the breadth of our product line and brand image to consumers, and are serviced through a combination of field and corporate-based sales teams responsible for these distribution channels. We also service our wholesale accounts through our principal showroom in New York City and regional showrooms in Dallas, Texas and Miami, Florida. We have continued our efforts to expand the brand geographically by penetrating markets in areas beyond our traditional strength in the Northeast U.S.

U.S. Consumer Direct

At December 31, 2005, we operated 21 specialty stores and 57 factory outlet stores in the United States. We also sell products through our internet store timberland.com.

Timberland® Specialty Stores.  These stores carry current season, first quality merchandise and provide:

•	an environment to showcase our products as an integrated source of footwear and apparel and accessories;

•	sales and consumer-trend information, including 2005 wear testing of the Fells and Power Lounger footwear series and PreciseFittm system, which assists us in developing our marketing strategies and point-of-purchase marketing materials; and

•	an opportunity to develop training and customer service programs, which also serve as models that may be adopted by our wholesale customers.

Timberland® Factory Outlet Stores.  These stores serve as a primary channel for the sale of excess, damaged or discontinued products. We view these factory outlet stores as a way to preserve the integrity of the Timberland® brand, while maximizing the return associated with the sale of such products.

Timberland.com.  Our online store allows U.S. consumers to purchase current season, first quality merchandise over the internet. This internet site also provides information about Timberland, including the reports we file with or furnish to the Securities and Exchange Commission, investor relations, corporate governance, community involvement initiatives and employment opportunity information. Additionally, the site serves to reinforce our marketing efforts.

International

We sell our products internationally through operating divisions in the United Kingdom, Italy, France, Germany, Switzerland, Spain, Japan, Hong Kong, Singapore, Taiwan, Malaysia and Canada. Most of these operating divisions provide support for the sale of our products to wholesale customers and operate Timberland® specialty stores and factory outlet stores in their respective countries. At December 31, 2005, we operated 117 specialty stores and shops and 28 factory outlet stores in Europe and Asia. In 2005 we also launched the Timberland® brand in China and established a new subsidiary in Switzerland to directly offer products to customers that were formerly serviced under an agency agreement. As discussed above, we also introduced Timberland Boot Companytm products and concept store in the United Kingdom, which features a new line of work wear-inspired boots, jeans and jackets targeting a younger consumer. We intend to continue expanding the Timberland® brand into new markets and consumer segments to support our goal of becoming a top global brand.

Timberland® products are sold elsewhere in Europe, Asia, the Middle East, Africa, Central America and South America by distributors, franchisees and commissioned agents, some of which also may operate Timberland® specialty and factory outlet stores located in their respective countries.

Distribution

We distribute our products through three Company-managed distribution facilities which are located in Danville, Kentucky; Ontario, California and Enschede, Holland and through third-party managed distribution facilities which are located in Asia.

Advertising and Marketing

Timberland’s mission is to equip people to make a difference in their world. This is reflected in the way we design, manufacture and market our products. Our marketing programs and promotions are designed to increase consumer awareness of and purchase intent for Timberland as a premium brand that equips consumers through the use of purposeful product. These programs and promotions are increasingly delivered throughout the year, rather than only during select seasons as has historically been the case.

In 2005, we continued to build on the consumer segmentation approach that we launched in 2004. This approach helps us identify target consumers and provides insight into the needs and purchasing behavior of each unique consumer group that we target. Our deeper understanding of consumers enables us to improve our product development and go-to-market execution and further differentiate Timberland products for consumers where they shop. We also continued to elevate our brand voice through the Make it bettertm marketing campaign. This integrated communications platform spanned print, outdoor, internet, experiential marketing and point-of-sale with an overarching goal to inspire and engage our consumers. Our print campaign focused on publications like Men’s Journal, Sports Illustrated, GQ, Outside, Rolling Stone, Backpacker and Cargo. Timberland also ran out-of-home advertising in markets such as New York, Washington DC, Chicago and Seattle. Our internet campaign utilized sites such as weather.com, cnet.com, espn.com and aol.com. Our Community Builder’s Tour, which unites local residents, community organizations and select retailers around Timberland’s ethic of service, continued in 2005, with events in Philadelphia, Baltimore and Atlanta.

Our marketing efforts were supported by distributor and licensee funded marketing campaigns, developed in close concert with Timberland to ensure consistent and effective brand presentation.

Seasonality

In 2005, as has been historically the case, our revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to our operations represented a larger percentage of revenue in the first two quarters of 2005 than in the last two quarters of 2005. We expect this seasonality to continue in 2006.

Backlog

At December 31, 2005, our backlog of orders from our customers was $381 million. Excluding SmartWool our backlog of orders from our customers was $369 million, compared with $386 million at December 31, 2004 and $332 million at December 31, 2003. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2006. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year because backlog only relates to wholesale orders for the next season, is affected by the timing of customers’ orders and product availability and excludes potential sales in our retail stores during the year.

Manufacturing

We continue to operate manufacturing facilities in the Dominican Republic. However, we closed our Puerto Rico footwear manufacturing facility at the end of 2005 due, in part, to the loss of certain tax benefits. We relocated some of the manufacturing capacity to our state-of-the-art footwear manufacturing facility in the Dominican Republic and expanded production capability in that location. We believe we benefit from our internal manufacturing capability which provides us with sourcing for fashion and core assortment, planning efficiencies and lead time reduction, refined production techniques and favorable duty rates and tax benefits. During 2005, we manufactured approximately 10% of our footwear unit volume in Puerto Rico and the Dominican Republic, compared to approximately 9% during 2004 and 10% during 2003. The remainder of our footwear products and all of our apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, Mexico, Africa, and South and Central America. Approximately 90% of the Company’s 2005 footwear unit volume was produced in Asia by independent manufacturers in China, Vietnam and Thailand. Three of these manufacturers produced approximately 17% to 20% each of the Company’s 2005 footwear volume. The Company continually evaluates footwear production sources in other countries to maximize cost efficiencies and to keep pace with advanced production techniques.

We maintain a product quality management group, which develops, reviews and updates our quality and production standards. To help ensure such standards are met, the group also conducts product quality audits at our factories and distribution centers and our independent manufacturers’ factories and distribution centers. We have offices in Bangkok, Thailand; Zhu Hai, China; Hong Kong; Istanbul, Turkey and Ho Chi Minh City, Vietnam to supervise our sourcing activities conducted in the Asia-Pacific region.

Materials

In 2005, nine suppliers provided, in the aggregate, approximately 82% of our leather purchases. Two of these suppliers together provided approximately 31% of our leather purchases in 2005. We historically have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations. However, our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant, unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. We attempt to manage this risk, as we do with all other footwear and non-footwear materials, on an ongoing basis by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. No assurances can be given that such factors will protect us from future changes in the prices for such materials.

In addition, we have established a central network of suppliers through which our footwear manufacturing facilities and independent footwear manufacturers can purchase materials. We seek sources of materials local to manufacturers, in an effort to reduce lead times while maintaining our high quality standards. We believe that key strategic alliances with leading materials vendors help reduce the cost and provide greater consistency of materials procured to produce Timberland® products and improve compliance with our production standards. In 2005, we renewed contracts with global vendors for box toes and counters, cellulose and nonwoven insole board, Ströbel® construction insole materials and thread, and entered into new global contracts for pvc compounds and synthetic suede lining materials. Global contracts remained in effect for packaging, laces, soling components, waterproof membrane gasket material, waterproof seam seal adhesives, topline reinforcement tape and packaging labels.

Trademarks and Trade Names; Patents; Research & Development

Our principal trade name is The Timberland Company and our principal trademarks are TIMBERLAND and the TREE DESIGN LOGO, which have been registered in the United States and many foreign countries. Some of our other trademarks or registered trademarks are: 24/7 Comfort Suspension, ArchLogic, Balm Proofer, Boot Sauce, Blackridge Mountain, B.S.F.P., Cast-Bond, Comforia, Earthkeepers, Endoskeleton, Ergomorphic, Gripstick, Independent Suspension Network, ISN, Jackson Mountain, Ladder Lock, Made To Work, Make it better, Miōn, Path of Service, PowerFit, PreciseFit, PRO 24/7, PRO 24/7 Comfort Suspension, Pull On Your Boots, Pull On Your Boots and Make a Difference, QuadCut, SafeGrip, Smart Comfort, SmartWool, Splash Blaster, TBL, Timberland Boot Company, Timberland PRO, Timber Trail, TiTAN, Trail Grip, Weathergear, Waximum and Workboots For The Professional.

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

We conduct research, design and development efforts for our products, including field testing of a number of our products to evaluate and improve product performance. Our Invention Factory, an advanced concepts footwear team, continued its efforts in 2005 to develop future technologies for our footwear products. We have also dedicated resources to an international design and development team based in Europe. Our expenses relating to research, design and development have not represented a material expenditure relative to our other expenses.

Competition

Our footwear and apparel and accessories products are marketed in highly competitive environments that are subject to changes in consumer preference. Although the footwear industry is fragmented to a great degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, we face competition from retailers that have established products under private labels and from direct mail companies in the United States. The competition from some of these competitors is particularly strong where such competitor’s business is focused on one or a few product categories or geographic regions in which we also compete. However, we do not believe that any of our principal competitors offer a complete line of products that provides the same quality and performance as the complete line of Timberland®, Timberland PRO®, SmartWool®, Timberland Boot Companytm and Miōntm footwear and apparel and accessories products.

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

Employees

At December 31, 2005, we had approximately 5,300 employees worldwide. Our management considers our employee relations to be good. None of our employees is represented by a labor union, and we have never suffered a material interruption of business caused by labor disputes involving our own employees.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, exhibits and amendments to those reports that are filed with or furnished to the Securities and Exchange Commission are made available free of charge through our website www.timberland.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. The charters for the Audit, Governance and Nominating, and Management Development and Compensation committees of our Board of Directors as well as our Corporate Governance Principles and Code of Ethics are available free of charge through our website www.timberland.com. You may request a copy of any of the above documents by writing to the Secretary, The Timberland Company, 200 Domain Drive, Stratham, New Hampshire 03885.

We submitted to the New York Stock Exchange in 2005 the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Executive Officers of the Registrant

The following table lists the names, ages and principal occupations during the past five years of our executive officers. All executive officers serve at the discretion of our Company’s Board of Directors.

Name	Age	Principal Occupation During the Past Five Years

Sidney W. Swartz	70	Chairman of the Board since June 1986; Chief Executive Officer and President, June 1986 — June 1998.
Jeffrey B. Swartz	46	President and Chief Executive Officer since June 1998. Jeffrey Swartz is the son of Sidney Swartz.
Kenneth P. Pucker	43	Chief Operating Officer since July 2001; Executive Vice President since September 1999.
Brian P. McKeon	43	Executive Vice President — Finance and Administration since May 2002 and Chief Financial Officer since March 2000; Senior Vice President — Finance and Administration, March 2000 — May 2002.
Michael J. Harrison	45	Senior Vice President — Worldwide Sales and Marketing since February, 2006; Senior Vice President and General Manager — International, November 2003 — February 2006; Telos Partners Ltd: Consultant, April 2001 — October 2003; Procter & Gamble: Vice President, Western Europe, Cosmetics and Skin Care and Global Design, April 1999 — April 2001.
Gary S. Smith	42	Senior Vice President — Supply Chain Management since February 2002; McKinsey & Company: Partner, August 1994 — February 2002.
Marc Schneider	46	Senior Vice President, Global Product Management since September 2002; Vice President — Apparel, January 1999 — September 2002.
Bruce A. Johnson	49	Senior Vice President — Human Resources since June 2003; Dupont Textile and Interiors: Vice President — Human Resources, June 2002 — May 2003; The Timberland Company: Vice President — Human Resources, June 2000 — June 2002.
John Crimmins	49	Vice President, Corporate Controller and Chief Accounting Officer since August 2002; Interactiveprint: Chief Financial Officer, July 1999 — January 2002.
Danette Wineberg	59	Vice President and General Counsel since October 1997 and Secretary since July 2001.

ITEM 1A.  RISK FACTORS

CAUTIONARY STATEMENTS FOR PURPOSES
OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Timberland Company (the “Company”) wishes to take advantage of The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. Prospective information is based on management’s then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions used in making such expectations or forecasts, may become inaccurate. The following discussion identifies important factors that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

We operate in a highly competitive industry.

We market our products in highly competitive environments. Many of our competitors are larger and have substantially greater resources for marketing, research and development and other purposes. These competitors include athletic and other footwear companies, branded apparel companies and private labels established by retailers. Furthermore, efforts by our footwear competitors to dispose of their excess inventory could put downward pressure on retail prices and could cause our wholesale customers to redirect some of their purchases away from our products.

Our products may not appeal to consumers.

As we continue to market established products and develop new products, our success depends in large part on our ability to anticipate, understand and react to changing consumer demands. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The success of our products and marketing strategy will also depend on a favorable reception by our wholesale customers. We cannot ensure that any existing products or brands will continue to be successfully received by consumers or our wholesale customers. We cannot ensure that any new products or brands that we introduce will be successfully received by consumers or our wholesale customers. We believe that our more fashion-focused boots, men’s apparel and women’s footwear products are more susceptible to changing fashion trends and consumer preferences than our other products. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business. At the same time, our focus on tight management of inventory may result, from time to time, in not having an adequate supply of products to meet consumer demand and cause us to lose sales.

We conduct business outside the United States which exposes us to foreign currency, import restrictions and duties and other risks.

We manufacture and source a majority of our products outside the United States. Our products are sold in the U.S. and internationally. Accordingly, we are subject to the risks of doing business abroad, including, among other risks, foreign currency exchange rate risks, import restrictions, anti-dumping investigations, political or labor disturbances, expropriation and acts of war. The European Union is considering imposition of anti-dumping measures, including increased import duties, with respect to leather footwear imported from China and Vietnam and safety footwear imported from China and India. The imposition of such measures could adversely impact our ability to source footwear from the affected countries in a cost effective manner because of higher costs to us and potentially our customers. Although we pay for the purchase and manufacture of our products primarily in U.S. dollars, we are routinely subject to currency rate movements on non-U.S. denominated assets, liabilities and income as we sell goods in local currencies through our foreign subsidiaries. No assurances can be given that we will be protected from future changes in foreign currency exchange rates that may impact our financial condition or performance.

We depend on independent manufacturers to produce the majority of our products and our business could suffer if we need to replace manufacturers or suppliers or find additional capacity.

During 2005, we manufactured approximately 10% of our footwear unit volume. Independent manufacturers and licensees in Asia, Europe, Mexico, Africa and South and Central America produced the remainder of our footwear products and all of our apparel and accessories products. Independent manufacturers in China, Vietnam and Thailand produced approximately 90% of our 2005 footwear unit volume. Three of these manufacturers produced approximately 17% to 20% each of our 2005 footwear volume. If we experience a significant increase in demand or a manufacturer is unable to ship orders of our products in a timely manner or to meet our quality standards, then we could miss customer delivery date requirements for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. We compete with other companies for the production capacity of our manufacturers and import quota capacity. Any long-term economic downturn could cause our suppliers to fail to make and ship orders placed by us. There is no assurance that we will be able to maintain current relationships with our current manufacturers or locate additional manufacturers that can meet our requirements or manufacture on terms that are acceptable to us.

The loss of one or more of our major suppliers for materials may interrupt our supplies.

We depend on a limited number of key sources for leather, our principal material, and other proprietary materials used in our products. In 2005, nine suppliers provided, in the aggregate, approximately 82% of our leather purchases. Two of these suppliers provided approximately 31% of our leather purchases in 2005. While historically we have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations, there have been significant changes in the prices for these materials. Our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. Increasing oil-related product costs could also adversely impact gross margins. As we discussed in our public filings with the Securities and Exchange Commission during 2001, leather hide prices increased significantly in 2001 and adversely impacted our gross margins that year. No assurances can be given that we will be protected from future changes in the prices for such materials.

Our business could be adversely impacted by any disruption to our supply chain.

Independent manufacturers manufacture a majority of our products outside of our principal sales markets, which requires us to transport our products through third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages or other factors could adversely impact our financial performance.

Our business could be adversely impacted by the financial instability of our customers.

We sell our products to wholesale customers and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. The financial difficulties of a customer could cause us to curtail doing business with that customer. Our inability to collect from our customers could have an adverse effect on our business or our financial condition.

We depend on sales forecasts which may not be accurate and may result in higher infrastructure and product investments.

We base our investments in infrastructure and product, in part, on sales forecasts. We do business in highly competitive markets, and our business is affected by a variety of factors, including brand awareness, product innovations, retail market conditions, economic and other factors, changing consumer preferences, fashion trends, seasonality and weather conditions. One of our principal challenges is to predict these factors to enable us to match the production of our products with demand. If sales forecasts are not achieved, these investments could represent a higher percentage of revenue, and we may experience higher inventory levels and associated carrying costs, all of which could adversely affect our financial performance.

Declines in revenue in our retail stores could adversely affect profitability.

We have made significant capital investments in opening retail stores and incur significant expenditures in operating these stores. The higher level of fixed costs related to our retail organization can adversely affect profitability, particularly in the first half of the year, as our revenue historically has been more heavily weighted to the second half of the year. Our ability to recover the investment in and expenditures of our retail organization can be adversely affected if sales at our retail stores are lower than anticipated. Our gross margin could be adversely affected if off-price sales increase as a percentage of revenue.

We rely on our licensing partners to help us preserve the value of our brand.

Since late 1994, we have entered into several licensing agreements which enable us to expand our brand to product categories and geographic territories in which we have not had an appreciable presence. The risks associated with our own products also apply to our licensed products. There are also any number of possible risks specific to a licensing partner’s business, including, for example, risks associated with a particular licensing partner’s ability to obtain capital, manage its labor relations, maintain relationships with its suppliers, manage its credit risk effectively and maintain relationships with its customers. Although our license agreements prohibit licensing partners from entering into licensing arrangements with certain of our competitors, generally our licensing partners are not precluded from offering, under other brands, the types of products covered by their license agreements with us. A substantial portion of sales of the licensed products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses.

The loss of key executives could cause our business to suffer, and control by members of the Swartz family and the anti-takeover effect of multiple classes of stock could discourage attempts to acquire us.

Sidney W. Swartz, our Chairman, Jeffrey B. Swartz, our President and Chief Executive Officer, and other executives have been key to the success of our business to date. The loss or retirement of these or other key executives could adversely affect us. Sidney W. Swartz and various trusts established for the benefit of his family or for charitable purposes, hold approximately 70% of the combined voting power of our capital stock in the aggregate, enabling him to control our affairs and to influence the election of the three directors entitled to be elected by the holders of Class A common stock voting separately as a class. Members of the Swartz family will, unless they sell substantially all of their Class B common stock, have the ability, by virtue of their stock ownership, to prevent or cause a change in control of the Company.

Our charter documents and Delaware law may inhibit a change of control that stockholders may consider favorable.

Under our Certificate of Incorporation, the Board of Directors has the ability to issue and determine the terms of preferred stock. The ability to issue preferred stock coupled with the anti-takeover provisions of Delaware law could delay or prevent a change of control or change in management that might provide stockholders with a premium to the market price of their common stock.

Our inability to attract and retain qualified employees could impact our business.

We compete for talented employees within our industry. We must maintain competitive compensation packages to recruit and retain qualified employees. Our failure to attract and retain qualified employees could adversely affect the sales, design and engineering of our products.

Our ability to protect our trademarks and other intellectual property rights may be limited.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. We cannot ensure that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot ensure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. We are also susceptible to injury from parallel trade and counterfeiting of our products. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

We cannot assure the successful implementation of our strategy.

As part of our growth strategy, we seek to enhance the premium positioning of our brand, to extend our brands into complementary product categories and consumer groups, to expand geographically and to improve our operational performance. There can be no assurance that we will be able to successfully implement any or all of these strategies, which could lead to a decline in our results in operations, which in turn could have a negative effect on our stock.

The value of our brand, and our sales, could be diminished if we are associated with negative publicity.

While our staff and third-party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers and licensees, we do not control these vendors or independent manufacturers or their labor practices. A violation of our vendor policies, labor laws or other laws by these vendors or independent manufacturers could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity, for these or other reasons, regarding our Company, brand or products, including licensed products, could adversely affect our reputation and sales.

Risks Related to Our Industry

We face intense competition in the worldwide footwear and apparel industry, which may impact our sales.

We face a variety of competitive challenges from other domestic and foreign footwear and apparel producers, some of which may be significantly larger and more diversified and have greater financial and marketing resources than we have. We compete with these companies primarily on the basis of anticipating and responding to changing consumer demands in a timely manner, maintaining favorable brand recognition, developing innovative, high-quality products in sizes, colors and styles that appeal to consumers, providing strong and effective marketing support, creating an acceptable value proposition for retail customers, ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers, and obtaining sufficient retail floor space and effective presentation of our products at retail. Increased competition in the worldwide footwear and apparel industries, including internet-based competitors, could reduce our sales, prices and margins and adversely affect our results of operations.

A downturn in the economy may affect consumer purchases of discretionary items and retail products, which could adversely affect our sales.

The industries in which we operate are cyclical. Many factors affect the level of consumer spending in the footwear and apparel industries, including, among others, general business conditions, interest rates, the availability of consumer credit, weather, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in the economies in which we, or our licensing partners, sell our products, whether in the United States or abroad, may adversely affect our sales. Our gross margin could also be adversely affected if off-price sales increase as a percentage of revenue.

Retail trends could result in downward pressure on our prices.

With the growing trend toward retail trade consolidation, we increasingly depend upon a reduced number of key retailers whose bargaining strength is growing. Changes in the policies of these retail trade customers, such as increased at-once ordering, limitations on access to shelf space and other conditions may result in lower net sales. Further consolidations in the retail industry could result in price and other competition that could damage our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Since April 1994, we have leased our worldwide headquarters located in Stratham, New Hampshire. Our current lease for this property expires in September 2010, with the option to extend the term for two additional five-year periods. We consider our headquarters facilities adequate and suitable for our current needs.

We lease our manufacturing facilities located in Santiago, Dominican Republic, under leasing arrangements, which expire on various dates through 2009. We own our distribution facility in Danville, Kentucky, and we lease our facilities in Ontario, California and Enschede, Holland. The Company and its subsidiaries lease all of their specialty and factory outlet stores. Our subsidiaries also lease office and warehouse space to meet their individual requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various litigation and legal matters that have arisen in the ordinary course of business. We believe that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table presents the high and low closing sales prices of our Class A Common Stock for the past two years, as reported by the New York Stock Exchange and restated to reflect the 2-for-1 stock split in May 2005.

	2005		2004
	High	Low	High	Low

First Quarter	$36.55	$31.62	$31.44	$24.73
Second Quarter	39.69	34.53	33.42	29.32
Third Quarter	40.75	32.17	32.33	26.33
Fourth Quarter	33.76	27.40	33.57	28.37

As of February 24, 2006, the number of record holders of our Class A Common Stock was 788 and the number of record holders of our Class B Common Stock was 6. The closing sales price of our Class A Common Stock on February 24, 2006 was $34.86 per share.

We have never declared a dividend on either the Company’s Class A or Class B Common Stock. Our ability to pay cash dividends is limited pursuant to loan agreements (see notes to the Company’s consolidated financial statements). The Company has no plans to issue a cash dividend at this time.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

For the Three Fiscal Months Ended December 31, 2005

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased**	Paid per Share	Plans or Programs	or Programs***

October 1 — October 28	513,155	$31.98	513,155	2,588,231
October 29 — November 25	504,940	31.02	504,940	2,083,291
November 26 — December 31	607,711	32.47	607,711	1,475,580

Q4 Total	1,625,806	$31.86	1,625,806

Footnote(1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	10/16/2003	8,000,000	None
Program 2	10/27/2005	2,000,000	None
Program 3	02/09/2006	6,000,000	None

Program 1 was completed on December 1, 2005. No other existing programs expired or were terminated during the reporting period. See Note 16 to our consolidated financial statements, entitled “Stockholders’ Equity”, included in Item 8 of this Form 10-K for additional information.

Share and price per share information in Program 1 are adjusted to reflect the Company’s 2-for-1 stock split. The Board approved a 100% increase in shares remaining under its previously announced October 2003 repurchase program as of the April 14, 2005 record date to reflect the impact of the stock split. The increase was effective immediately after the May 2, 2005 distribution date.

*	Fiscal Month

**	Based on trade date — not settlement date

***	Excluding the 6,000,000 shares under Program 3.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Statement of Income Data

Years Ended December 31,	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)

Revenue	$1,565,681	$1,500,580	$1,342,123	$1,190,896	$1,183,623
Net income before cumulative effect of change in accounting principle	164,624	152,693	117,879	90,200	106,741
Net income(1)	164,624	152,693	117,879	95,113	106,741
Earnings per share before cumulative effect of change in accounting principle
Basic	$2.48	$2.19	$1.66	$1.21	$1.37
Diluted	$2.43	$2.14	$1.62	$1.18	$1.33
Earnings per share — net income
Basic	$2.48	$2.19	$1.66	$1.27	$1.37
Diluted	$2.43	$2.14	$1.62	$1.25	$1.33

(1)	In 2002, we recorded a $4,913 after-tax gain from the cumulative effect of a change in accounting principle.

Earnings per share have been restated to reflect the 2-for-1 stock split in May 2005.

Selected Consolidated Balance Sheet Data

December 31,	2005	2004	2003	2002	2001
	(Dollars in thousands)

Cash and equivalents	$213,163	$309,116	$241,803	$141,195	$105,658
Working capital	372,260	422,855	342,569	286,027	277,041
Total assets	788,654	757,510	641,716	538,671	504,612
Total long-term debt	—	—	—	—	—
Stockholders’ equity	528,187	511,507	428,463	372,785	359,238

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the consolidated financial statements and related notes. Included herein are discussions and reconciliations of total Company and International revenue growth to constant dollar revenue growth, diluted earnings per share (“EPS”) to diluted EPS excluding restructuring and related costs and diluted EPS to diluted EPS excluding restructuring and related costs and including stock-based employee compensation costs. Constant dollar revenue growth, which excludes the impact of changes in foreign exchange rates, diluted EPS excluding restructuring and related costs and diluted EPS excluding restructuring and related costs and including stock-based employee compensation costs are not Generally Accepted Accounting Principle (”GAAP”) performance measures. We provide constant dollar revenue growth for total Company and International results because we use the measure to understand revenue growth excluding any impact from foreign exchange rate changes. Management provides diluted EPS excluding restructuring and related costs because we use the measure to understand earnings excluding these identifiable expenses. Management provides diluted EPS excluding restructuring and related costs and including stock-based employee compensation costs to provide comparability to future reported results that will include stock-based employee compensation costs as prescribed by Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment.”

Recent Developments

On December 20, 2005 the Company completed its acquisition of SmartWool Corporation (“SmartWool”), a company that designs, develops, markets and distributes premium performance socks, apparel and accessories for men, women and children. The purchase price was $81.3 million, net of cash acquired, and was funded through our existing cash balances. Due to the timing of the close, SmartWool had a minimal impact on 2005 earnings. We anticipate the acquisition of SmartWool will add approximately $0.03 to our diluted EPS in 2006, with benefits weighted toward the second half of the year.

On February 9, 2006, the Company announced that its Board of Directors authorized the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. This additional program supplements the Company’s current share authorization, of which approximately 1.5 million shares were outstanding as of December 31, 2005.

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

To deliver against our long-term goals, we are focused on driving progress on key strategic fronts. These include enhancing our leadership position in our core footwear business, capturing the opportunity that we see for outdoor-inspired apparel, extending enterprise reach through development of new brand platforms and brand building licensing arrangements, expanding geographically and driving operational and financial excellence while setting the standard for commitment to the community and striving to be a global employer of choice.

Highlights of our 2005 financial performance include the following:

•	Revenue increased 4.3% to $1,565.7 million, driven by 11.6% growth in our International operations, which offset a 0.8% decline in our U.S. business.

•	Operating profits increased 4.9% to $245.4 million.

•	Operating margin increased from 15.6% to 15.7% reflecting moderate gross margin gains and controlled cost growth, which offset impacts from restructuring charges related to the consolidation of our Caribbean manufacturing facilities.

•	Net income increased 7.8% to $164.6 million.

•	Diluted earnings per share increased by 13.6% from $2.14 to $2.43.

•	Net cash provided by operating activities decreased 1.3% to $182.3 million.

•	5,356,696 shares of our Class A Common Stock were repurchased during the year.

Restructuring charges related to the consolidation of our Caribbean manufacturing facilities reduced operating profits by $4.3 million. Excluding this impact, operating profit, net income and diluted EPS increased 6.7%, 10.6% and 15.4%, respectively, in 2005. For 2006, we are targeting mid single-digit revenue growth and moderate declines in comparable EPS to 2005. For the purpose of comparison, we estimate that 2005 diluted EPS would have been approximately $2.35, after excluding restructuring costs and including costs related to stock options and our employee stock purchase plan (see Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs and Including Stock-Based Employee Compensation Costs below). Restructuring costs related to the Company’s Caribbean manufacturing operations were $4.3 million in 2005 and are estimated to be approximately $0.3 million in Q1 2006.

Our financial outlook reflects anticipated pressure on gross margins in 2006, driven by product mix changes and macro factors such as higher oil-related product costs. We are also planning for high single-digit growth in operating expenses, driven by investments to advance Timberland’s global development and organization capability and by incremental equity-based compensation costs, reflecting new accounting requirements. Impacts from these factors are expected to be greater in the first half of 2006.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. The Company is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our consolidated financial statements:

Sales Returns and Allowances

Our revenue consists of sales to wholesale customers, retail store revenues, license fees and royalties. We record wholesale revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of sale and the agreement with the customer. Retail store revenues are recorded at the time of the sale. License fees and royalties are recognized as earned per the terms of our licensing and royalty agreements. We record reductions to revenue for estimated wholesale and retail customer returns and allowances. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received. Our total reserves for sales returns and allowances were $43.9 million at December 31, 2005 and $42.0 million at December 31, 2004. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from our estimates. If we determine that increases or decreases to sales returns and allowances are appropriate, we record either a reduction or an increase in sales in the period in which we make such a determination.

Allowance for Doubtful Accounts

We make ongoing estimates for losses relating to our allowance for uncollectible accounts receivable resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based upon our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowances for doubtful accounts totaled $8.8 million and $8.9 million at December 31, 2005 and 2004, respectively. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. Furthermore, we provide for estimated losses resulting from disputes, which arise with respect to the gross carrying value of our receivables and the amounts which customers owe to us. The settlement or resolution of these differences could result in future changes to these estimates. If we determine that increases or decreases to the allowance for doubtful accounts are appropriate, we record either an increase or decrease to selling expense in the period in which we make such a determination.

Inventory Valuation

We value our inventory at the lower of cost (first-in, first-out) or market value. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of the inventory, we provide a reserve for the difference as a charge to cost of sales. Our reserves related to inventory valuation totaled $10.8 million at December 31, 2005 and $10.0 million at December 31, 2004. If actual market conditions are more or less favorable than our estimates, adjustments to our inventory reserves may be required. The adjustments would decrease or increase our cost of sales and net income in the period in which they are recognized.

Derivatives

We are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as we purchase and sell goods in foreign markets in their local currencies. We use derivative instruments, specifically forward contracts, to hedge a portion of our forecasted foreign currency transactions. We use our operating budget and periodic forecasts to estimate future economic exposure and to determine the appropriate levels and timing of related hedging transactions. We closely monitor our foreign currency exposure and adjust our hedge positions accordingly. Our estimates of anticipated transactions could fluctuate over time and could vary from the ultimate transactions (see Note 4 to our consolidated financial statements in Item 8 of this Form 10-K). Future operating results could be impacted by adjustments to these estimates.

Contingencies

In the ordinary course of business we are involved in legal proceedings involving contractual and employment relationships, product liabilities, trademark rights and a variety of other matters. We record contingent liabilities when it is probable that a liability has been incurred and the amount of the loss is estimable. We disclose a contingent liability when there is at least a reasonable possibility that a loss has been incurred. Estimating probable losses requires analysis and judgment about the potential actions. Therefore, actual losses in any future period are inherently uncertain. We do not believe that any pending legal proceeding or claims will have a material impact on our financial statements. However, if actual or estimated probable future losses exceed our recorded liability, we would record additional expense during the period in which the loss or change in estimate occurred.

Long-lived Assets

When events or circumstances indicate that the carrying value of a long-lived asset may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair market value. We estimate future undiscounted cash flows using assumptions about expected future operating performance. Those estimates of undiscounted cash flows could differ from actual cash flows due to, among other things, technological changes, economic conditions or changes to business operations. For fiscal 2005, 2004 and 2003, no significant impairment related to the carrying value of our long-lived assets has been recorded.

Incentive Compensation Accruals

We use incentive compensation plans to link compensation to the achievement of specific annual performance targets. We accrue for this liability during each year based on certain estimates and assumptions. The amount paid, based on actual performance, could differ from our accrual.

Income Taxes

We record deferred tax assets and liabilities based upon temporary book to tax differences. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If we were unable to generate sufficient future taxable income in these jurisdictions, an adjustment could be required in the net carrying value of the deferred tax assets, which would result in additional income tax expense in our consolidated statements of income. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation adjustment quarterly.

We estimate what the effective tax rate will be for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, the estimate is refined based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual rate. In the fourth quarter of 2005, we adjusted our effective tax rate estimate to 33.9% from the previous estimate of 34.0% used for the first three quarters of 2005.

We have provided reserves for certain tax matters, both domestic and foreign, which we believe could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate.

Results of Operations

Years Ended December 31,	2005		2004		2003
	(Amounts in thousands, except per share data)

Revenue	$1,565,681	100.0%	$1,500,580	100.0%	$1,342,123	100.0%
Gross profit	776,905	49.6	739,075	49.3	624,457	46.5
Operating expense	531,523	33.9	505,212	33.7	440,155	32.8
Operating income	245,382	15.7	233,863	15.6	184,302	13.7
Interest income/(expense), net	3,335	0.2	1,095	0.1	(96)	0.0
Other income/(expense), net	336	0.0	1,775	0.1	(1,449)	0.1
Net income	$164,624	10.5	$152,693	10.2	$117,879	8.8
Earnings per share
Basic	$2.48		$2.19		$1.66
Diluted	$2.43		$2.14		$1.62
Weighted-average shares outstanding
Basic	66,325		69,628		70,996
Diluted	67,774		71,311		72,951

Earnings per share and weighted-average shares have been restated to reflect the 2-for-1 stock split in May 2005.

2005 Compared to 2004

Revenue

Consolidated revenue growth of 4.3% in 2005 reflected strong gains in our International operations, offset by a slight decline in our U.S. business. Revenue from the U.S. business totaled $872.4 million in 2005, down 0.8% from the prior year. International revenues were $693.3 million, 11.6% ahead of 2004, up 11.4% in constant dollars. For 2006, we are targeting revenue growth in the mid single-digit range leveraging continued global expansion of the Timberland® brand and benefits from our development of new brand platforms.

Segments Review

We have three reportable business segments (see Note 15 to the consolidated financial statements in Item 8 of this Form 10-K): U.S. Wholesale, U.S. Consumer Direct and International.

Revenues for our U.S. Wholesale business decreased 0.8% to $659.8 million. Growth in Timberland PRO® series footwear, apparel, men’s casual footwear, kids footwear and accessories was offset by significant declines in our women’s casual business, and moderate declines in boots. Declines in sales to independent accounts and department stores were partially offset by increases in sales through discount channels and athletic/national accounts.

The U.S. Consumer Direct business, comprised of Company owned and operated specialty and factory outlet stores and e-commerce in the U.S., recorded $212.6 million in sales, down $1.5 million or 0.7% compared with 2004. Overall, comparable store sales excluding our e-commerce business were down 0.8%. Declines in women’s casual footwear, apparel, boots and kids footwear were partially offset by gains in outdoor performance footwear, men’s casual footwear and apparel.

International revenues increased 11.6% to $693.3 million benefiting from the execution of our growth strategies in Europe and Asia as well as the continued growth of our Canadian subsidiary. Overall, International revenues increased to 44.3% of total consolidated revenues. The European business produced $535.9 million of revenue, growing 11.9%, or 11.5% on a constant dollar basis, driven by strong gains in the U.K., pan-European accounts and our Europe distributor business and growth in Italy, Germany, Scandinavia and Spain. Growth in Europe was driven by strong gains in footwear across major product categories and solid gains in apparel sales. In Asia, revenues grew 10.0% to $133.4 million, up 11.1% excluding foreign exchange, driven by double-digit gains in Taiwan, Hong Kong, our Asian distributor business, Singapore and Malaysia and moderate growth in Japan. This growth reflects benefits from our efforts to upgrade Timberland’s retail and wholesale distribution throughout the region. Asia’s growth reflected strong gains in footwear and apparel sales.

Products

Worldwide footwear revenue was $1,200.1 million in 2005, up $46.8 million or 4.1% from 2004. Growth was driven by gains in kids, men’s casual, outdoor performance, boots, and Timberland PRO® series footwear offset by a significant decline in our U.S. women’s casual footwear business. Worldwide footwear unit sales were up 3.9% while the average price increased by 0.1%, reflecting impacts from product and geographic mix.

Worldwide apparel and accessories revenue increased by 4.7% to $348.9 million, 5.2% excluding impacts from foreign exchange rate changes. Apparel and accessories unit sales increased by 4.4%, while average selling prices increased 0.2%, reflecting product and channel mix.

Channels

Revenue growth reflected global gains across both our wholesale and consumer direct channels. Globally, our wholesale business recorded $1,178.0 million of revenue in 2005, a 4.7% increase. Consumer direct revenues, which include our specialty retail stores, our factory outlet stores and our e-commerce business, were up 3.4% to $387.7 million. We opened 29 stores, shops and outlets worldwide in 2005 and closed 14.

Gross Profit

Our gross profit as a percentage of sales, or gross margin, for 2005 was 49.6% as compared to 49.3% for 2004, an improvement of 30 basis points. Favorable foreign exchange benefits and international mix benefits were partially offset by U.S. product mix impacts and impacts from higher levels of off-price and discounted sales. We anticipate pressure on gross margins in 2006 in the range of 100 to 200 basis points, reflecting impacts from unfavorable product mix shifts and macro factors, including higher oil-related costs.

We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $101.4 million and $97.3 million for 2005 and 2004, respectively.

Operating Expense

Operating expense was $531.5 million in 2005, $26.3 million, or 5.2% higher than the $505.2 million reported in 2004. The operating expense increase was driven by a $12.0 million increase in selling expense, a $10.0 million increase in general and administrative expense and restructuring and related costs of $4.3 million related to the consolidation of our Caribbean manufacturing facilities. Foreign exchange rate changes offset total operating expense growth by $1.9 million, or 0.4%. As a percentage of revenue, operating expense increased 20 basis points to 33.9% compared to 33.7% in 2004. Excluding restructuring and related costs, operating expense as a percentage of revenue was unchanged, and growth was controlled to 4.4%, with spending increases related primarily to growth in our International business. We are planning for high single-digit growth in operating expenses in 2006, driven by investments to advance Timberland’s global development and organization capability and by incremental equity-based compensation costs, reflecting new accounting requirements.

Selling expense was $417.4 million, an increase of $12.0 million, or 3.0% compared with the prior year. The increase was driven by $8.7 million of costs related to international retail expansion, $5.6 million in distribution costs, and $3.2 million in product development costs offset by a decrease of $8.3 million in global incentive compensation programs. Foreign exchange rate changes also decreased selling expense by $1.9 million or 0.5%.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $37.8 million and $33.9 million in 2005 and 2004, respectively.

Advertising expense, which is also included in selling expense, was $36.6 million and $42.4 million in 2005 and 2004, respectively. The decrease primarily reflected reductions in U.S. cooperative advertising costs. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. As of December 31, 2005 and December 31, 2004, we had $1.2 million and $0.7 million of prepaid advertising recorded on our consolidated balance sheets, respectively.

General and administrative expense was $109.8 million, an increase of $10.0 million, or 10.1% compared with last year. As a percentage of revenue, general and administrative expense increased 30 basis points over 2004. The increase was driven by $3.8 million in investments in organizational capability, $3.0 million in legal and compliance costs and $2.2 million in global support services and business development costs. Foreign exchange rate changes had little impact on general and administrative expense.

Operating Income

Operating income was $245.4 million in 2005 and $233.9 million in 2004. As a percentage of revenue, operating income was 15.7% in 2005 and 15.6% in 2004. Excluding restructuring cost impacts, operating income as a percentage of revenue was 15.9% in 2005.

Operating income for our U.S. Wholesale segment was $217.0 million, $5.2 million or 2.4% lower than the prior year. Revenue declines of 0.8% and gross margin deterioration of 140 basis points, were offset by a 8.7% decline in operating expenses resulting from cost control measures. The margin deterioration was driven by a shift in product mix, impacted by lower U.S. boot sales, and relatively higher levels of off-price and discount sales.

Our U.S. Consumer Direct segment’s operating income increased by 2.7% to $36.3 million. Revenue was down 0.7% to $212.6 million, reflecting a comparable stores sales decline of 0.8%. The sales decline was offset as gross margin improved by 80 basis points reflecting less promotional activity than the prior year. Operating expenses remained flat to the prior year.

Operating income for our International segment grew by 29.0% to $168.8 million. Revenue growth of 11.6% and gross margin improvement of 220 basis points drove much of the increase. Both benefited from favorable foreign exchange rate changes. Lower product related costs and more favorable product mix also supported the margin improvement. Operating expense rates for our International segment decreased by

100 basis points as strong revenue growth enabled operating expense leverage despite continued investment in international retail expansion and organizational capability.

Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, increased to $176.7 million or 11.3% of total revenue, a 100 basis point increase over prior year. Excluding restructuring and related costs of $4.3 million resulting from the consolidation of our Caribbean manufacturing operations, Unallocated Corporate expenses increased 70 basis points to 11.0% of revenue. This increase reflects investments in global organization capability, higher legal and compliance costs and costs associated with business development activities.

Other Income and Taxes

Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $3.3 million and $1.1 million in 2005 and 2004, respectively. Higher interest rates supported the increase in net interest income.

Other, net included $0.2 million of foreign exchange losses resulting from the timing of settlement of local currency denominated assets and liabilities. In 2004, we had a gain of $1.0 million. These results were driven by the volatility of exchange rates during the respective reporting periods, and should not be considered indicative of expected future results.

The effective income tax rate was 33.9% in 2005, compared to 35.5% in 2004 (see Note 12 to the consolidated financial statements included in Item 8 of this Form 10-K). We established a Hong Kong procurement company and an international treasury center in Switzerland in the fourth quarter of 2004, which better aligns our organizational structure with our expanding global presence and reduces our estimated taxes on foreign earnings.

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

Segments Review

Revenues for our U.S. Wholesale business increased by 6.3% to $665.2 million. Growth was driven primarily by our kids’, women’s casual, boots, Timberland PRO® series and outdoor performance footwear categories. Strong growth in Timberland brand apparel sales were offset by declines in Timberland PRO® apparel sales, reflecting Sears’ decision to de-emphasize work wear apparel as a category in their stores. The U.S. wholesale business growth reflected the expansion of our business with independent accounts, discount channels, athletic and other national footwear retailers and department stores.

The U.S. Consumer Direct business recorded $214.1 million in sales, up $14.1 million or 7.1% compared with 2003. Overall, comparable store sales excluding our e-commerce business were up 2.6%. Gains were driven primarily by increases in boots, apparel and accessories, and men’s and women’s casual footwear.

International revenues increased 20.3% to $621.2 million benefiting from the execution of our growth strategies in Europe and Asia as well as the continued growth of our Canadian subsidiary. Overall, International revenues increased to 41.4% of total consolidated revenues. The European business produced $479.0 million of revenue, growing 19.1% including the benefit of favorable exchange rate fluctuations, or 8.4% on a constant dollar basis. Growth was driven by strong gains in the UK, Germany, our Europe distributor business and growth in other key markets, including France, Italy, Scandinavia and Spain and in both wholesale and retail channels. Our footwear business posted strong growth across Europe driven by double-digit gains in boots, kids’ and women’s casual products. Footwear revenue growth offset constant dollar declines in apparel and accessories revenue. In Asia, revenues grew 22.3% to $121.3 million, up 17.4% excluding foreign exchange, driven by double-digit gains in Japan, Hong Kong, Taiwan, Malaysia and our distributor business. This growth reflects continued benefits from our successful efforts to upgrade Timberland’s retail and wholesale distribution throughout the region. Our footwear business in Asia expanded significantly reflecting strong growth in men’s casual, boots, women’s casual and kids’ footwear, offsetting declines in our outdoor performance business. Our apparel and accessories business also posted strong gains.

Products

Worldwide footwear revenue was $1,153.2 million in 2004, up $134.9 million or 13.2% from 2003, or 9.9% excluding the benefit of foreign exchange rate changes. Growth was driven by strong global gains in boots, kids’, and men’s and women’s casual footwear. Worldwide footwear unit sales were up 16.1% while the average price decreased by 2.5%, reflecting business mix impacts and higher markdowns offset by favorable foreign exchange rates.

Worldwide apparel and accessories revenue increased by 7.6% to $333.3 million. Excluding impacts from foreign exchange rate changes, the growth was 2.3%, reflecting 2.5% growth from apparel and a slight increase in our accessories business. Apparel and accessories unit sales increased by 3.0%, with average selling prices up 4.5%, due to favorable foreign exchange and product mix changes.

Channels

Revenue growth reflected global gains across both our wholesale and consumer direct channels. Globally, our wholesale business recorded $1,125.6 million of revenue in 2004, a 12.4% increase. Consumer direct revenues were up 10.2% to $375.0 million. In 2004, we opened 20 stores, shops and outlets globally, closed 17 and transferred seven South Korean shops to our new distributor for that country, Kolon Fashion and Culture.

Gross Profit

Our gross profit as a percentage of sales, or gross margin, for 2004 was 49.3% as compared to 46.5% for 2003, an improvement of 280 basis points. Foreign exchange rate changes contributed 170 of the 280 basis point improvement. Additionally, we experienced benefits from lower product related costs of approximately 120 basis points, driven primarily by efficiencies in our supply chain operations. These improvements were partially offset by negative impacts from higher levels of markdowns and sales allowances, primarily in the U.S.

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

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $33.9 million and $31.2 million in 2004 and 2003, respectively.

Advertising expense, which is also included in selling expense, was $42.4 million and $33.9 million in 2004 and 2003, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. As of December 31, 2004 and December 31, 2003, we had $0.7 million and $1.1 million of prepaid advertising recorded on our consolidated balance sheets, respectively.

General and administrative expense was $99.8 million, an increase of $16.1 million, or 19.2% compared with last year. As a percentage of revenue, general and administrative expense increased 40 basis points over 2003. The increase was driven by approximately $6.1 million in corporate support principally for strategic initiatives and Sarbanes-Oxley compliance efforts and $2.6 million in costs associated with the Company’s incentive compensation programs. Foreign exchange rate changes also added $2.2 million, or 2.6% to overall general and administrative expense growth.

Operating Income

Operating income was $233.9 million in 2004 and $184.3 million in 2003. As a percentage of revenue, operating income was 15.6% in 2004 and 13.7% in 2003.

Operating income for our U.S. Wholesale segment was $222.3 million, $13.1 million or 6.2% higher than prior year. Revenue growth of 6.3% was complemented by a 40 basis point increase in gross margin, offset by a 40 basis point increase in operating expense as a percentage of sales reflecting increased support behind brand building efforts. The margin improvement was driven by lower product costs offset by higher levels of markdown and sales allowances, reflecting soft market conditions during the winter holiday season.

Our U.S. Consumer Direct segment’s operating income increased by 17.8% to $35.3 million, driven by 7.1% revenue growth, a 110 basis point improvement in gross margin and cost efficiencies that resulted in a 40 basis point decrease in U.S. Consumer Direct operating expense rate.

Operating income for our International segment grew by 62.6% to $130.9 million. Revenue growth of 20.3% and gross margin improvement of 520 basis points drove much of the increase. Both benefited from favorable foreign exchange rate changes. Lower product related costs and more favorable product mix also supported the margin improvement. Operating expense rates for our International segment decreased by 30 basis points reflecting strong revenue growth that enabled operating expense leverage despite increased investment in retail, International product development capability and marketing.

Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, increased to $154.7 million or 10.3% of total revenue, a 20 basis point increase over prior year. Increased incentive compensation accruals, increased support of key brand building initiatives, including the launch of our Make it bettertm marketing campaign, and investments in enhanced product development capacity were partially offset by efficient execution of our supply chain operations, which produced favorable variances against our standard costs.

Other Income and Taxes

Interest income/(expense), net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.1 million and $(0.1) million in 2004 and 2003, respectively. Higher interest rates and increased cash balances supported the increase in net interest income.

Other, net included $1.0 million of foreign exchange gains resulting from the timing of settlement of local currency denominated assets and liabilities in 2004. In 2003, this amount was immaterial. These results were driven by the volatility of exchange rates during the respective reporting periods, and should not be considered indicative of expected future results.

The effective income tax rate was 35.5% in 2004 and 2003 (see Note 12 to the consolidated financial statements included in Item 8 of this Form 10-K).

In the fourth quarter of 2004, we established a Hong Kong procurement company and an international treasury center in Switzerland to better align our organizational structure with our expanding global presence.

Reconciliation of Total Company and International Revenue Increases to Constant Dollar Revenue Increases

Total Company Revenue Reconciliation:

	For the Year Ended		For the Year Ended
	December 31, 2005		December 31, 2004
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue increase (GAAP)	$65.1	4.3%	$158.5	11.8%
Increase due to foreign exchange rate changes	1.2	0.0%	49.0	3.6%

Revenue increase in constant dollars	$63.9	4.3%	$109.5	8.2%

International Revenue Reconciliation:

	For the Year Ended		For the Year Ended
	December 31, 2005		December 31, 2004
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue increase (GAAP)	$72.0	11.6%	$105.0	20.3%
Increase due to foreign exchange rate changes	1.2	0.2%	49.0	9.5%

Revenue increase in constant dollars	$70.8	11.4%	$56.0	10.8%

Management provides constant dollar revenue growth for total Company and International results because we use the measure to understand revenue growth excluding any impact from foreign exchange rate changes.

Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs and Including Stock-Based Employee Compensation Costs

	For the Year Ended	For the Year Ended
	December 31, 2005	December 31, 2004

Diluted EPS (GAAP)	$2.43	$2.14
Per share impact of restructuring and related costs	.04	—

Diluted EPS excluding restructuring and related costs	2.47	$2.14
Per share impact of stock-based employee compensation costs	(.12)	(.12)

Diluted EPS excluding restructuring and related costs and including stock-based employee compensation costs	$2.35	$2.02

Management provides diluted EPS excluding restructuring and related costs because we use the measure to understand earnings excluding these identifiable expenses. Management provides diluted EPS excluding restructuring and related costs and including stock-based employee compensation costs to provide comparability to future reported results that will include stock-based employee compensation costs as prescribed by SFAS 123(R), “Share Based Payment.”

Accounts Receivable and Inventory

Accounts receivable was $168.8 million as of December 31, 2005. Excluding SmartWool’s $12.8 million, accounts receivable increased 0.6% to $156.0 million as of December 31, 2005, compared with $155.0 million as of December 31, 2004 and $125.1 million as of December 31, 2003. The relatively flat accounts receivable in 2005 reflected solid collection efforts and improved timing of shipments in the fourth quarter. The increase in 2004 compared to 2003 was due to later timing of shipments in the fourth quarter, in part due to congestion in U.S. west coast ports. Days sales outstanding were 33 days (30 days excluding SmartWool) as of December 31, 2005, compared with 31 days as of December 31, 2004 and 27 days as of December 31, 2003. Wholesale days sales outstanding were 39 days (36 days excluding SmartWool), 38 days and 34 days at the end of 2005, 2004 and 2003, respectively.

Inventory increased 30.3% to $167.1 million as of December 31, 2005 from $128.3 million as of December 31, 2004 and $119.6 million as of December 31, 2003. In the fourth quarter of 2004, we established a Hong Kong procurement company and an international treasury center in Switzerland to better align our organizational structure with our expanding global presence and provide enhanced support to our global sourcing operations and International business. Related to the implementation of the new organizational structure, we modified certain sourcing arrangements, which resulted in earlier transfer of title for a portion of the Company’s third party sourced product in 2005. Earlier transfer of title resulted in offsetting higher quarter end inventory and accounts payable balances, as we recognized an inventory asset and related payable roughly two weeks earlier than in the prior year period. Had similar sourcing arrangements been in effect for 2004, we estimate that inventory and accounts payable balances would have increased by approximately $35.2 million. Inventory on hand as of December 31, 2005 also included $9.5 million of inventory related to SmartWool. Inventory, adjusted for these two factors, decreased 3.6% compared to the prior year level. We estimate our annual inventory turns, excluding SmartWool and assuming the new sourcing arrangements had been in place in the past, would have been 4.2 times in both 2005 and 2004.

Liquidity and Capital Resources

Net cash provided by operations for 2005 was $182.3 million, compared with $184.7 million in 2004. Timberland’s primary source of operating cash flow was net income of $164.6 million. A net decrease in operating working capital provided $7.7 million in cash flow primarily due to controlled growth of receivables and disciplined inventory management and the timing of vendor payments. Additional cash was provided from the timing of tax payments. Our cash provided by operations was negatively impacted by reduced accruals associated with foreign currency contracts, executive compensation and transportation costs, compared to 2004.

Net cash used for investing activities amounted to $107.7 million in 2005, compared with $25.8 million in 2004. The increase was primarily attributable to the use of $81.3 million, net of cash acquired, for the acquisition of SmartWool on December 20, 2005. Capital expenditures in 2005 were $26.2 million, compared to $24.1 million in 2004.

Net cash used for financing activities was $160.6 million in 2005, compared with $98.5 million in 2004. Cash flows from financing activities reflected increased share repurchases of $181.5 million in 2005, compared with $131.7 million in 2004. We received cash inflows of $20.8 million in 2005 from issuance of common stock primarily related to the exercise of employee stock options, compared with $33.1 million in 2004.

Net cash provided by operations for 2004 was $184.7 million, compared with $199.0 million in 2003. The decrease in cash generated in 2004, compared with 2003, was primarily due to increases in accounts receivable and inventory, offset by higher earnings, tax benefits from equity compensation and increases in accounts payable reflecting later timing of inventory receipts compared with 2003. Net income was $152.7 million in 2004, compared with $117.9 million in 2003. Accounts receivable increased at the end of 2004, compared with 2003. The increase in 2004 compared to 2003 was due to later timing of shipments in the fourth quarter, in part due to congestion in U.S. west coast ports. Despite these timing impacts, receivable collections remained strong, reflected in a reduction in overdue receivables as a percentage of total, compared to 2003.

Net cash used for investing activities amounted to $25.8 million in 2004, compared with $20.5 million in 2003. Increases were related to higher net investments in our international business and in information systems. Capital expenditures in 2004 were $24.1 million versus $24.9 million in 2003.

Net cash used for financing activities was $98.5 million in 2004, compared with $84.8 million in 2003. Cash flows from financing activities reflected share repurchases of $131.7 million in 2004, compared with $103.8 million in 2003. The Company received cash inflows of $33.0 million in 2004 from the issuance of common stock primarily related to the exercise of employee stock options, compared with $19.0 million in 2003.

On April 30, 2004, we entered into an amended and restated unsecured committed revolving credit agreement with a group of banks, which matures on April 30, 2007 (“Agreement”), unless prior to April 30, 2006, we elect to extend the final maturity date to April 30, 2008. The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Under certain circumstances, we may increase the committed borrowing limit by $50 million for a total commitment of $250 million. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 4.3% at December 31, 2005), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. At December 31, 2005, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At December 31, 2005, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

On December 20, 2005, we entered into a $4.5 million committed revolving credit agreement that matures on December 19, 2006 to provide for SmartWool’s working capital requirements. Up to $3 million of the facility may be used for letters of credit.

We had uncommitted lines of credit available from certain banks totaling $50 million at December 31, 2005. Borrowings under these lines were at prevailing money market rates (approximately 4.8% at December 31, 2005). Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

As of December 31, 2005 and 2004, we had no borrowings outstanding, under any of our credit facilities.

Management believes that our capital needs and our share repurchase program for 2006 will be funded through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in Item 1A, Risk Factors, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

Aggregate Contractual Obligations

At December 31, 2005, we have the following contractual obligations due by period:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in Millions)

Operating leases (see Note 14)	$178.9	$38.0	$61.8	$43.5	$35.6
Deferred compensation plan(2) (see Note 6)	10.1	1.9	1.7	1.2	5.3
Other long term liabilities	3.2	—	3.2	—	—
Purchase obligations(1)	214.4	214.4	—	—	—

Total	$406.6	$254.3	$66.7	$44.7	$40.9

(1)	Purchase obligations consist of open production purchase orders for sourced footwear, apparel and accessories, materials used to manufacture footwear and open purchase orders for U.S. operating expense purchases relating to goods or services ordered in the normal course of business. In addition, we have less than $4.0 million of open purchase orders for International operating expense purchases relating to goods or services ordered in the normal course of business which are not included in the table. We expect these International commitments to come due in 2006.

(2)	Our deferred compensation plan liability was $10.1 million as of December 31, 2005, compared with $8.2 million at December 31, 2004 and $5.4 million at December 31, 2003. The liability increased primarily due to contributions to the plan.

Off Balance Sheet Arrangements

As of December 31, 2005, 2004 and 2003, we had letters of credit outstanding of $24.6 million, $35.1 million and $27.0 million, respectively. These letters of credit were issued predominantly for the purchase of inventory. The reduction in letters of credit outstanding in 2005 is attributable to more vendors transitioning to open account payment arrangements. As of December 31, 2005, the Company had $157.4 million in foreign currency contracts outstanding, all of which are due to settle within the next 13 months (see Note 8 to the consolidated financial statements included in Item 8 to this Form 10-K).

We have the following off-balance sheet arrangements:

Total Amounts
December 31, 2005	Committed
(Dollars in millions)

Lines of credit	$—
Letters of credit	24.6
Foreign currency contracts	157.4

Total	$182.0

We use funds from operations and unsecured committed and uncommitted lines of credit as the primary sources of financing for our seasonal and other working capital requirements. Our principal risks to these sources of financing are the impact on our financial condition from economic downturns, a decrease in the demand for our products, increases in the prices of materials and a variety of other factors. We anticipate that capital requirements for 2006 will be met through the use of our current cash balances, through our existing credit facilities (which places certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contains certain other financial and operating covenants) and through cash flow from operations, without the need for additional permanent financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities.

New Accounting Pronouncements

A discussion of new accounting pronouncements is included in the “Summary of Significant Accounting Policies” note (see Note 1 to the consolidated financial statements included in Item 8 to this Form 10-K).

Forward-looking Information

As discussed in Item 1A, Risk Factors, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to:

•	Our ability to successfully market and sell our products in a highly competitive industry and in view of changing consumer trends, consumer acceptance of products, and other factors affecting retail market conditions, including the current U.S. economic environment and the global economic and political uncertainties resulting from the continuing war on terrorism;

•	Our ability to adapt to potential changes in duty structures in countries of import and export including anti-dumping measures being considered by the European Union with respect to leather footwear imported from China and Vietnam and safety footwear imported from China and India;

•	Our ability to locate and retain independent manufacturers to produce lower cost, high-quality products with rapid turnaround times;

•	Our ability to manage our foreign exchange rate risks;

•	Our reliance on a limited number of key suppliers;

•	Our ability to obtain adequate materials at competitive prices;

•	Our ability to successfully invest in our infrastructure and product based upon advance sales forecasts;

•	Our ability to recover our investment in, and expenditures of, our retail organization through adequate sales at such retail locations; and

•	Our ability to respond to actions of our competitors, some of whom have substantially greater resources than we have.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. At December 31, 2005, December 31, 2004 and December 31, 2003, we had no short-term or long-term debt outstanding.

Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations by hedging the related transactions with foreign currency forward contracts. These foreign currency forward contracts will expire in 13 months or less. Based upon sensitivity analysis as of December 31, 2005, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $14.9 million, compared with $24.4 million at December 31, 2004. The decrease at December 31, 2005, compared with December 31, 2004, is related to our choice to hedge a lesser portion of our 2006 exposure at December 31, 2005 than the portion of our 2005 exposure that was hedged at December 31, 2004, as determined in accordance with our hedging policy, as well as a reduction of our foreign currency denominated net assets at December 31, 2005 compared with December 31, 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands, except share and per share data)

ASSETS
Current assets
Cash and equivalents	$213,163	$309,116
Accounts receivable, net of allowance for doubtful accounts of $8,755 in 2005 and $8,927 in 2004	168,831	155,024
Inventory	167,132	128,311
Prepaid expense	33,502	27,659
Deferred income taxes	26,934	28,937
Derivative assets	6,044	—

Total current assets	615,606	649,047

Property, plant and equipment, net	82,372	78,979
Goodwill	39,503	14,163
Intangible assets, net	40,909	5,381
Other assets, net	10,264	9,940

Total assets	$788,654	$757,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$97,294	$52,370
Accrued expense
Payroll and related	48,721	55,459
Other	53,121	68,579
Income taxes payable	44,210	34,737
Derivative liabilities	—	15,047

Total current liabilities	243,346	226,192

Deferred compensation and other long-term liabilities	16,046	12,543
Deferred income taxes	1,075	7,268
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 71,804,959 shares issued at December 31, 2005 and 90,718,018 shares issued at December 31, 2004	718	454
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at December 31, 2005 and December 31, 2004	117	59
Additional paid-in capital	214,483	238,829
Deferred compensation	(27,166)	(22,584)
Retained earnings	739,004	876,398
Accumulated other comprehensive income	8,696	10,228
Treasury Stock at cost; 18,921,290 Class A shares at December 31, 2005 and 34,098,914 Class A shares at December 31, 2004	(407,665)	(591,877)

Total stockholders’ equity	528,187	511,507

Total liabilities and stockholders’ equity	$788,654	$757,510

Shares have been restated to reflect the 2-for-1 stock split in May 2005.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands, except per share data)

Revenue	$1,565,681	$1,500,580	$1,342,123
Cost of goods sold	788,776	761,505	717,666

Gross profit	776,905	739,075	624,457

Operating expense
Selling	417,441	405,412	356,447
General and administrative	109,831	99,800	83,708
Restructuring and related costs	4,251	—	—

Total operating expense	531,523	505,212	440,155

Operating income	245,382	233,863	184,302

Other income/(expense)
Interest income/(expense), net	3,335	1,095	(96)
Other, net	336	1,775	(1,449)

Total other income/(expense)	3,671	2,870	(1,545)

Income before provision for income taxes	249,053	236,733	182,757
Provision for income taxes	84,429	84,040	64,878

Net income	$164,624	$152,693	$117,879

Earnings per share
Basic	$2.48	$2.19	$1.66
Diluted	$2.43	$2.14	$1.62
Weighted-average shares outstanding
Basic	66,325	69,628	70,996
Diluted	67,744	71,311	72,951

Earnings per share and weighted-average shares have been restated to reflect the 2-for-1 stock split in May 2005.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

						Accumulated
	Class A	Class B	Additional			Other			Total
	Common	Common	Paid-In	Deferred	Retained	Comprehensive	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Compensation	Earnings	Income/(Loss)	Stock	Income	Equity
	(Dollars in thousands)

Balance, January 1, 2003	$415	$76	$142,883	$(3,078)	$605,826	$(9,837)	$(363,500)		$372,785

Issuance/conversion of shares of common stock	16	(7)	23,105	(6,942)	—	—	2,839		19,011
Amortization of deferred compensation	—	—	—	1,811	—	—	—		1,811
Repurchase of common stock	—	—	—	—	—	—	(103,807)		(103,807)
Tax benefit from stock option plans	—	—	9,641	—	—	—	—		9,641
Comprehensive income:
Net income	—	—	—	—	117,879	—	—	$117,879	117,879
Translation adjustment	—	—	—	—	—	13,304	—	13,304	13,304
Change in fair value of derivatives, net of taxes	—	—	—	—	—	(2,161)	—	(2,161)	(2,161)

Comprehensive income	—	—	—	—	—	—	—	$129,022	—

Balance, December 31, 2003	431	69	175,629	(8,209)	723,705	1,306	(464,468)		428,463

Issuance/conversion of shares of common stock	23	(10)	46,338	(18,007)	—	—	4,253		32,597
Amortization of deferred compensation	—	—	—	3,108	—	—	—		3,108
Reduction in loan on restricted stock	—	—	—	524	—	—	—		524
Repurchase of common stock	—	—	—	—	—	—	(131,662)		(131,662)
Tax benefit from stock option plans	—	—	16,862	—	—	—	—		16,862
Comprehensive income:
Net income	—	—	—	—	152,693	—	—	$152,693	152,693
Translation adjustment	—	—	—	—	—	8,305	—	8,305	8,305
Change in fair value of derivatives, net of taxes	—	—	—	—	—	617	—	617	617

Comprehensive income	—	—	—	—	—	—	—	$161,615	—

Balance, December 31, 2004	454	59	238,829	(22,584)	876,398	10,228	(591,877)		511,507

Issuance of shares of common stock	8	—	22,162	(11,636)	—	—	10,682		21,216
Retirement of shares of common stock	(100)	—	(53,565)	—	(301,604)	—	355,269		—
Amortization of deferred compensation	—	—	—	7,054	—	—	—		7,054
Repurchase of common stock	—	—	—	—	—	—	(181,739)		(181,739)
Tax benefit from stock option plans	—	—	7,057	—	—	—	—		7,057
2-for-1 stock split	356	58	—	—	(414)	—	—		—
Comprehensive income:
Net income	—	—	—	—	164,624	—	—	$164,624	164,624
Translation adjustment	—	—	—	—	—	(16,453)	—	(16,453)	(16,453)
Change in fair value of derivatives, net of taxes	—	—	—	—	—	14,921	—	14,921	14,921

Comprehensive income	—	—	—	—	—	—	—	$163,092	—

Balance, December 31, 2005	$718	$117	$214,483	$(27,166)	$739,004	$8,696	$(407,665)		$528,187

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$164,624	$152,693	$117,879
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(10,361)	(1,825)	(1,346)
Amortization of deferred compensation	7,054	3,108	1,811
Depreciation and other amortization	24,475	23,496	21,833
Loss on disposal of property, plant and equipment	111	86	1,637
Tax benefit from stock option plans	7,057	16,862	9,641
Increase in other long term liabilities	2,340	—	—
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(11,723)	(24,781)	15,933
Inventory	(32,502)	(7,325)	4,798
Prepaid expense	(7,728)	(711)	(2,672)
Accounts payable	51,893	9,823	(325)
Accrued expense	(22,250)	6,308	22,746
Income taxes payable	9,292	6,943	7,097

Net cash provided by operating activities	182,282	184,677	199,032

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(81,807)	—	—
Additions to property, plant and equipment	(26,172)	(24,095)	(24,855)
Other	248	(1,732)	4,393

Net cash used by investing activities	(107,731)	(25,827)	(20,462)

Cash flows from financing activities:
Common stock repurchases	(181,469)	(131,662)	(103,807)
Issuance of common stock	20,838	33,123	19,011

Net cash used by financing activities	(160,631)	(98,539)	(84,796)

Effect of exchange rate changes on cash and equivalents	(9,873)	7,002	6,834

Net (decrease)/increase in cash and equivalents	(95,953)	67,313	100,608
Cash and equivalents at beginning of year	309,116	241,803	141,195

Cash and equivalents at end of year	$213,163	$309,116	$241,803

Supplemental disclosures of cash flow information:
Interest paid	$374	$368	$854
Income taxes paid	$78,259	$61,748	$49,236

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

1.	Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “Timberland” or the “Company”). All intercompany transactions have been eliminated in consolidation.

Nature of Operations

We design, develop, engineer, market and distribute premium-quality footwear, apparel and accessories products for men, women and children. Our products are sold primarily through independent retailers, better-grade department stores, athletic stores and other national retailers that reinforce the high level of quality, performance and service associated with Timberland. In addition, our products are sold in Timberland® specialty stores, in Timberland® factory outlet stores, through e-commerce and through franchisees in Europe. Our products are sold throughout the U.S., Canada, Europe, Asia, Latin America and the Middle East.

Our footwear, apparel and accessories products are marketed in highly competitive environments that are subject to change in consumer preferences. Footwear accounted for approximately 77% of our revenue in each of the years 2005, 2004 and 2003. Geographically, 56%, 59% and 62%, respectively, of our revenue was from our domestic businesses. From a channel perspective, 75% of our revenue was from our wholesale business in each of the years 2005, 2004 and 2003.

We manage our business in three major segments, each sharing similar product, distribution and marketing: U.S. Wholesale, U.S. Consumer Direct and International. We sourced approximately 90% of our footwear products from unrelated manufacturing vendors in each of the years 2005, 2004 and 2003. The remainder is produced in our manufacturing facilities in the Dominican Republic. All of our apparel and accessories products are sourced from unrelated manufacturing vendors.

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

In 2005 and 2004 we recorded $4,774 and $5,565 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. For the second half of 2003, we recorded $3,015 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. For the first six months of 2003, shipping reimbursements of approximately $2,100 were recorded as an offset to selling expenses. Shipping costs are included in selling expense and were approximately $19,963, $17,100 and $15,300 for 2005, 2004 and 2003, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the actual market value differs from the carrying value of our inventory, we make an adjustment to reduce the value of our inventory.

Translation of Foreign Currencies

Most of our subsidiaries have adopted their local currencies as their functional currencies. We translate financial statements denominated in foreign currencies by translating balance sheet accounts at the end of period exchange rates and statement of income accounts at the average exchange rates for the period. Cumulative translation gains and losses are recorded in accumulated other comprehensive income in stockholders’ equity and changes in cumulative translation gains and losses are reflected in accumulated other comprehensive income/(loss). Realized gains and losses are reflected in net income.

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

Derivatives are recognized at fair value and included in either “Derivative assets” or “Derivative liabilities” on our consolidated balance sheets. Changes in fair value of derivatives that are not designated as hedges are recorded in income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset by the change in fair value of the hedged asset, liability, or firm commitment through earnings or deferred and included in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative’s change in fair value is immediately recognized in earnings.

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

Property, Plant and Equipment

We record property and equipment at cost. We provide for depreciation using the straight-line method over the estimated useful lives of the assets or over the terms of the related leases, if such periods are shorter. The principal estimated useful lives are: building and improvements, 4 to 20 years; machinery and equipment, 3 to 12 years; lasts, patterns and dies, 3 years.

Goodwill

Goodwill and intangible assets with indefinite lives are measured for impairment at least annually or when events indicate that impairment exists. We perform our annual impairment tests at the end of our second

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal quarter and determined that no impairment of reported goodwill had occurred in 2005, 2004 and 2003 (see Note 5).

Other Assets

Included in other assets are short-term and long-term investments which are classified in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

Earnings Per Share

Basic earnings per share excludes common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised and restricted stock vested. The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the years ended December 31, 2005, 2004 and 2003:

	2005			2004			2003
		Weighted-	Per-		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share	Net	Average	Share
December 31,	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$164,624	66,325	$2.48	$152,693	69,628	$2.19	$117,879	70,996	$1.66
Effect of dilutive securities	—	1,419	(.05)	—	1,683	(.05)	—	1,955	(.04)

Diluted EPS	$164,624	67,744	$2.43	$152,693	71,311	$2.14	$117,879	72,951	$1.62

Earnings per share and weighted-average shares have been restated to reflect the 2-for-1 stock split in May 2005.

The following options were outstanding as of December 31, 2005, 2004 and 2003, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

December 31,	2005	2004	2003

Options to purchase shares of common stock on a post split basis (in thousands)	722	986	1,132

Long-lived Assets

We periodically evaluate the carrying values and estimated useful lives of our long-lived assets, primarily property, plant and equipment and intangible assets. When factors indicate that such assets should be evaluated for possible impairment, we use estimates of future operating results and cash flows to determine whether the assets are recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

We apply the intrinsic value method in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock plans, SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement 123” for disclosure purposes.

In our consolidated financial statements, no compensation cost has been recognized for stock option grants issued under any of our stock option plans; however, the Company has recognized compensation cost for restricted stock awards. Had compensation cost for stock option grants issued been determined under the fair value method of SFAS 123, our net income and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been:

December 31,	2005	2004	2003

Net income, as reported	$164,624	$152,693	$117,879
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	4,663	2,005	1,168
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	12,927	10,394	8,823

Pro forma net income	$156,360	$144,304	$110,224

Basic earnings per share, as reported	$2.48	$2.19	$1.66
Pro forma basic earnings per share	$2.36	$2.07	$1.55
Diluted earnings per share, as reported	$2.43	$2.14	$1.62
Pro forma diluted earnings per share	$2.31	$2.02	$1.51

Earnings per share have been restated to reflect the 2-for-1 stock split in May 2005.

The fair value of each stock option granted in 2005, 2004 and 2003 under our plans was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants issued under our plans in 2005, 2004 and 2003, respectively:

	2005	2004	2003

Expected volatility	29.5%	35.9%	40.8%
Risk-free interest rate	3.6%	1.9%	1.7%
Expected lives (years)	5.1	4.6	4.7
Dividend payments	—	—	—

The weighted-average fair values per share of stock options granted, for which exercise price equals market value at the date of grant, were $11.49, $10.21 and $7.57 on a post split basis for the years ended December 31, 2005, 2004 and 2003, respectively.

Comprehensive Income

Comprehensive income is the combination of reported net income and other comprehensive income/(loss), which is comprised of foreign currency translation adjustments and changes in the fair value of derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income/(loss) as of December 31, 2005 and 2004 were:

	2005	2004

Cumulative translation adjustment	$2,954	$19,406
Fair value of derivatives, net of taxes	5,742	(9,178)

Total	$8,696	$10,228

Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable (see Notes 12 and 18).

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment” (SFAS 123(R)). This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123(R) is effective for us as of January 1, 2006.

We historically accounted for share-based payments to employees under APB Opinion 25’s intrinsic value method. As such, we have not recognized compensation expense for options granted to employees. We will adopt the provisions of SFAS 123(R) under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS 123(R) and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS 123(R) is recognized based on the grant date fair values as determined under SFAS 123. We estimate the adoption of SFAS 123(R) will materially increase our stock compensation expense and decrease our net income and basic and diluted earnings per share. However, adoption of SFAS 123(R) will have no adverse impact on our financial position. For fiscal 2006, we estimate the additional compensation cost resulting from the adoption of SFAS 123(R) will decrease net income by approximately $6 million. This amount is subject to revisions as we finalize certain assumptions related to 2006, including the size and nature of awards, stock price volatility, average life of option and forfeiture rates. In 2004, we modified our equity-based compensation programs for senior management to shift from option grants to performance-based programs using restricted stock grants. We estimate that total costs associated with equity-based compensation programs will increase moderately in 2006 over pro forma 2005 levels, assuming prior expensing of option costs.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows as was previously required. We cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 regarding the Staff’s interpretation of SFAS 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB 107 in connection with our adoption of SFAS 123(R).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion 20 and FASB Statement 3.” SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable. SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change of estimate affected by a change in accounting principle. SFAS 154 also carries forward without change the guidance in APB Opinion 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. We are required to adopt SFAS 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance for inventory pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current period charges. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, prospectively. Implementation of this statement is not expected to have any material effect on the Company’s financial statements.

2.	Stock Split

On March 3, 2005, the Company announced that its Board of Directors approved a 2-for-1 split of its Class A and Class B Common Stock. The additional shares were distributed on May 2, 2005, to shareholders of record on April 14, 2005. In addition, the Board of Directors approved the retirement of 10.0 million Class A Treasury shares, on a pre-split basis. The Board also approved a 100% increase in shares remaining under its previously announced October 2003 repurchase program as of the April 14, 2005 record date to reflect the impact of the stock split. The increase was effective immediately after the May 2, 2005 distribution date. The shares presented in the consolidated balance sheets as of December 31, 2005 and 2004, the number of shares used in the computation of earnings per share in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003, and the shares and earnings per share in the notes to the consolidated financial statements were based on the number of shares outstanding after giving effect to the stock split, except as otherwise noted.

3.	Acquisitions

On December 20, 2005, we acquired 100% of the stock of SmartWool Corporation (“SmartWool”) for an aggregate purchase price of approximately $81.3 million, net of cash acquired. SmartWool, based in Steamboat Springs, Colorado, designs, develops, markets and distributes premium performance wool-based socks, apparel and accessories for men, women and children. The acquisition is intended to support our efforts to extend our enterprise’s reach by offering our customers an expanded line of apparel and accessories. SmartWool is reported as part of the U.S. Wholesale business. Transaction costs related to this acquisition totaled $0.4 million of direct acquisition costs. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations for SmartWool in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For this acquisition, we obtained a valuation from an independent appraiser for the amounts assigned to intangible assets. The final allocation of the purchase price will be completed when certain estimates relative to transaction costs are finalized. The allocation of the purchase price as of December 31, 2005 is as follows:

		Life
	Amount	(In Years)

Assets and liabilities acquired, including cash	$20,899
Trademarks	31,170	indefinite
Other intangible assets	5,380	1 to 6 years
Goodwill	24,911

Total purchase price	82,360
Less: cash acquired	(1,027)

Net cash paid	$81,333

On October 31, 2005, we acquired 100% of the stock of our Swiss distributor for an aggregate purchase price of $0.5 million, of which $0.4 million related to goodwill.

We have not presented pro forma financial information as the historical operations of SmartWool and the Swiss distributor were not material to our consolidated financial statements.

4.	Derivatives

All derivatives entered into by the Company are either designated cash flow hedges or undesignated hedges of intercompany assets and liabilities. Cash flow hedges are derivative contracts hedging forecasted transactions. Our undesignated hedges are derivatives hedging existing foreign currency assets or liabilities. The change in value of cash flow hedges is recorded in other comprehensive income until the hedged transaction affects earnings at which point the other comprehensive income is reclassified to earnings. The change in value of undesignated hedges is recorded in earnings and is largely offset by the change in the fair value of the underlying asset or liability. We are required to measure the effectiveness of our hedges. If it is determined that a hedge is not effective, the ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

In the normal course of business, the financial position and results of operations of the Company are routinely subject to currency rate movements in non-U.S. Dollar denominated assets, liabilities and income as we purchase and sell goods in local currencies. We have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these exposures. We use derivative instruments, specifically forward contracts, to hedge a portion of our forecasted foreign currency transactions, typically for a period not greater than 18 months. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. As of December 31, 2005, we had forward contracts maturing at various dates through January 2007 to sell the equivalent of $190,394 in foreign currencies at contracted rates and to buy the equivalent of $32,975 in foreign currencies at contracted rates. As of December 31, 2004, we had forward contracts maturing at various dates through January 2006 to sell the equivalent of $246,215 in foreign currencies at contracted rates and to buy the equivalent of $16,092 in foreign currencies at contracted rates. The decrease in the value of the contracts held at December 31, 2005 compared with December 31, 2004 is related to our choice to hedge a lesser portion of our 2006 exposure at December 31, 2005 than the portion of our 2005 exposure that was hedged at December 31, 2004, as determined in accordance with our hedging policy, as well as a reduction of our foreign currency denominated net assets at December 31, 2005 compared with December 31, 2004.

We also hedge the foreign currency exchange risk on existing intercompany assets and liabilities using forward contracts. Gains and losses related to forward contracts hedging foreign currency exchange risk on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intercompany asset and liability balances are reflected in earnings immediately and largely offset the remeasurement of those assets and liabilities.

On December 31, 2005, we had $6,044 in derivative assets on our consolidated balance sheet. On December 31, 2004, we had $15,047 in derivative liabilities on our consolidated balance sheet. Those amounts reflect the fair value of our foreign exchange contracts, which hedge forecasted future currency exposure, as measured in accordance with SFAS 133. The fair value of the contracts is an asset when our contract rates are above current forward foreign exchange rates and is a liability when our contract rates are below current forward foreign exchange rates. The offset to those assets and liabilities is in other comprehensive income/(loss) and is discussed in Note 1 to the Company’s consolidated financial statements. The $6,044 derivative assets at December 31, 2005 represent hedges in place through the fourth quarter of 2006.

For the periods ended December 31, 2005, 2004 and 2003, we recorded, in cost of goods sold and other income/(expense), net, in our income statement, after tax hedging gains/(losses) of $3,540, $(12,977) and $(19,041), respectively. For the periods ended December 31, 2005, 2004 and 2003, the after tax hedging gains/(losses) reclassified to earnings were $3,711, $(11,139), and $(17,595) respectively. Based on exchange rates at December 31, 2005, we estimate that the $6,044 in derivative assets on our consolidated balance sheet as of December 31, 2005 will be reclassified to earnings in 2006.

5.	Goodwill and Other Intangible Assets

Intangible assets consist of trademarks and other intangible assets. Other intangible assets consist of customer, patent and non-competition related intangible assets.

Intangible assets consist of the following:

	2005			2004
			Net			Net
		Accumulated	Book		Accumulated	Book
December 31,	Gross	Amortization	Value	Gross	Amortization	Value

Trademarks (indefinite lives)	$31,170	$—	$31,170	$—	$—	$—
Trademarks (finite lives)	7,899	(4,963)	2,936	8,667	(4,835)	3,832
Other intangible assets (finite lives)	7,549	(746)	6,803	1,912	(363)	1,549

Total	$46,618	$(5,709)	$40,909	$10,579	$(5,198)	$5,381

We amortize intangible assets with finite useful lives assuming no expected residual value. The weighted-average amortization period for all intangible assets subject to amortization was 3.9 and 3.4 years as of December 31, 2005 and 2004, respectively. Amortization expense related to these intangible assets was $1,809, $1,662 and $1,414 in 2005, 2004 and 2003, respectively. We estimate future amortization expense from intangible assets held as of December 31, 2005 to be $2,638, $2,178, $1,874, $1,401 and $999 in 2006, 2007, 2008, 2009 and 2010, respectively.

A summary of goodwill activity follows:

Year Ended December 31,	2005	2004

Balance at beginning of period	$14,163	$14,163
Additions from acquisitions	25,340	—

Balance at end of period	$39,503	$14,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Deferred Compensation Plan

On January 1, 2001, we established an irrevocable grantor’s trust to hold assets to cover benefit obligations under the Company’s Deferred Compensation Plan (the “Plan”). Our obligations under the Plan consist of our unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, (ii) additional amounts, if any, that we may, from time to time, credit to the Plan, and (iii) notional earnings on the foregoing amounts. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. The Plan assets, which reside in long-term “Other assets, net” on our consolidated balance sheets, were $8,653 and $7,084 as of December 31, 2005 and 2004, respectively. The securities that comprise the Plan assets are designated as trading securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our liability for the Plan assets, which is included in “Deferred compensation and other long-term liabilities” on our consolidated balance sheets, was $10,117 and $8,174 as of December 31, 2005 and 2004, respectively. Section 409A of the Internal Revenue Code subjects amounts deferred after December 31, 2004, to new rules governing deferral elections and payment of deferred compensation. Proposed regulations under Section 409A were issued on October 4, 2005, and formal plan amendments to comply with the new rules are required by December 31, 2006.

7.	Credit Agreements

We have an unsecured committed revolving credit agreement with a group of banks, which matures on April 30, 2007 (“Agreement”), unless prior to April 30, 2006, we elect to extend the final maturity date to April 30, 2008. The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Under certain circumstances, we may increase the committed borrowing limit by $50 million for a total commitment of $250 million. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 4.3% at December 31, 2005), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. At December 31, 2005, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At December 31, 2005, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

On December 20, 2005, we entered into a $4.5 million committed revolving credit agreement that matures on December 19, 2006 to provide for SmartWool’s working capital requirements. Up to $3 million of the facility may be used for letters of credit.

We had uncommitted lines of credit available from certain banks totaling $50 million at December 31, 2005. Borrowings under these lines were at prevailing money market rates (approximately 4.8% at December 31, 2005). Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

As of December 31, 2005 and 2004 we had no borrowings outstanding under any of our credit facilities. As of December 31, 2005 and 2004, we had letters of credit outstanding of $24,600 and $35,100, respectively, which were issued primarily for the purchase of inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Financial Instruments and Concentration of Credit Risk

The following table illustrates the U.S. dollar equivalent of foreign exchange contracts at December 31, 2005 and 2004 along with maturity dates, net unrealized gain/(loss) and net unrealized gain/(loss) deferred. Unrealized gains or losses are determined based on the difference between the settlement and year-end foreign exchange rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract
	Amount					Net Unrealized
	(U.S. $	Maturity	Unrealized	Unrealized	Net Unrealized	Gain/(Loss)
December 31, 2005	Equivalent)	Date	Gross Gain	Gross (Loss)	Gain/(Loss)	Deferred

Pounds Sterling	$22,948	2006	$1,132	$(12)	$1,120	$1,122
Pounds Sterling	8,855	2007	223	(9)	214	214
Euro	81,705	2006	3,757	(101)	3,656	3,610
Euro	13,462	2007	340	(14)	326	326
Japanese Yen	19,933	2006	581	(8)	573	568
Japanese Yen	6,150	2007	220	(17)	203	204
Canadian Dollar	5,639	2006	—	(8)	(8)	—
New Zealand Dollar	(1,273)	2006	—	—	—	—

Total	$157,419		$6,253	$(169)	$6,084	$6,044

	Contract
	Amount					Net Unrealized
	(U.S. $	Maturity	Unrealized	Unrealized	Net Unrealized	Gain/(Loss)
December 31, 2004	Equivalent)	Date	Gross Gain	Gross (Loss)	Gain/(Loss)	Deferred

Pounds Sterling	$36,641	2005	$117	$(1,298)	$(1,181)	$(1,191)
Pounds Sterling	13,181	2006	13	(320)	(307)	(307)
Euro	117,697	2005	65	(10,441)	(10,376)	(10,434)
Euro	21,527	2006	—	(2,032)	(2,032)	(2,032)
Japanese Yen	24,282	2005	—	(589)	(589)	(513)
Japanese Yen	10,983	2006	—	(570)	(570)	(570)
Canadian Dollar	5,812	2005	—	(22)	(22)	—

Total	$230,123		$195	$(15,272)	$(15,077)	$(15,047)

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

9.	Fair Value of Financial Instruments

The estimated fair values of Timberland’s financial instruments are as follows:

	2005		2004
	Carrying		Carrying
	or Contract	Fair	or Contract	Fair
December 31,	Amount	Value	Amount	Value

Cash and equivalents(1)	$213,163	$213,163	$309,116	$309,116
Foreign currency contracts(2)	$157,419	$151,335	$230,123	$245,200

(1)	The carrying amounts of cash and equivalents approximate their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The fair value of foreign currency contracts is estimated by obtaining the appropriate year-end rates as of December 31, 2005 and 2004.

10.	Inventory

Inventory consists of the following:

December 31,	2005	2004

Materials	$3,483	$3,752
Work-in-process	762	1,364
Finished goods	162,887	123,195

Total	$167,132	$128,311

11.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2005	2004

Land and improvements	$501	$501
Building and improvements	51,608	48,778
Machinery and equipment	149,021	140,395
Lasts, patterns and dies	27,710	23,848

Total cost	228,840	213,522
Less: accumulated depreciation	(146,468)	(134,543)

Net property, plant and equipment	$82,372	$78,979

Depreciation expense was $22,438, $21,581 and $20,107 for the three years ended December 31, 2005, 2004 and 2003, respectively.

12.	Income Taxes

The components of income before taxes are as follows:

December 31,	2005	2004	2003

Domestic	$148,292	$211,789	$167,034
International	100,761	24,944	15,723

Total	$249,053	$236,733	$182,757

The components of the provision for income taxes are as follows:

	2005		2004		2003
December 31,	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$62,030	$(5,244)	$63,803	$(2,157)	$48,807	$(1,192)
State	15,629	(5,117)	10,981	332	8,841	(154)
Puerto Rico	258	—	380	—	390	—
Foreign	16,873	—	10,701	—	8,186	—

Total	$94,790	$(10,361)	$85,865	$(1,825)	$66,224	$(1,346)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount computed using the statutory federal income tax rate of 35% due to the following:

December 31,	2005		2004		2003

Federal income tax at statutory rate	$87,169	35.0%	$82,857	35.0%	$63,965	35.0%
Federal tax exempt operations in Puerto Rico	(3,897)	(1.6)	(3,567)	(1.5)	(3,604)	(2.0)
State taxes, net of applicable federal benefit	6,833	2.7	7,353	3.1	5,647	3.1
Other, net	(5,676)	(2.2)	(2,603)	(1.1)	(1,130)	(0.6)

Total	$84,429	33.9%	$84,040	35.5%	$64,878	35.5%

The tax effects of temporary differences and carry-forwards that give rise to significant portions of prepaid tax assets and deferred tax liabilities consist of the following:

	2005		2004
December 31,	Assets	Liabilities	Assets	Liabilities

Current:
Inventory	$5,163	$—	$3,754	$—
Receivable allowances	14,877	—	14,254	—
Employee benefits accruals	4,210	—	2,261	—
Forward currency contracts	—	(302)	5,868	—
Other	2,986	—	2,800	—

Total current	$27,236	$(302)	$28,937	$—

Non-current:
Accelerated depreciation and amortization	$301	$—	$4,025	$—
Puerto Rico tollgate taxes	—	(2,470)	—	(2,470)
Undistributed foreign earnings	—	(5,554)	—	(7,985)
Deferred compensation	5,177	—	3,507	—
Other (including certain state taxes)	1,471	—	—	(4,345)
Net operating loss carry-forwards	806	—	512	—
Less valuation allowance	(806)	—	(512)	—

Total non-current	$6,949	$(8,024)	$7,532	$(14,800)

Our consolidated income before taxes included earnings from our subsidiary in Puerto Rico, which are substantially exempt from Puerto Rico income tax under an exemption which expires in 2012 and federal income taxes under an exemption which became limited after 2001 and expires after 2005. Deferred tollgate taxes have been provided on all of the accumulated earnings of the subsidiary in Puerto Rico, which are subject to tollgate tax.

The Company has indefinitely reinvested approximately $73,544 of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxes if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $19,118.

We have provided reserves for certain tax matters, both domestic and foreign, which we believe could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Other Accrued Expenses

Other accrued expenses consist of the following:

December 31,	2005	2004

Professional services and corporate expenses	$17,755	$16,533
Freight, duties and taxes	11,196	15,579
Marketing related expenses	10,857	13,592
Rent	6,123	3,516
Foreign exchange contracts closed	—	9,922
Other accrued expenses	7,190	9,437

Total	$53,121	$68,579

14.	Lease Commitments

We lease our corporate headquarters facility and other management offices, manufacturing facilities, retail stores, showrooms, two distribution facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2020. The approximate minimum rental commitments under all non-cancelable leases as of December 31, 2005 are as follows:

2006	$38,048
2007	33,665
2008	28,114
2009	22,857
2010	20,641
Thereafter	35,546

Total	$178,871

Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require us to pay real estate taxes, maintenance and other expenses. The aggregate base rent obligation for a lease is expensed on a straight-line basis over the term of the lease. Rent expense for all operating leases was $41,803, $40,117 and $35,589 for the years ended December 31, 2005, 2004 and 2003, respectively. Percentage rent, based on sales levels, for the years ended December 31, 2005, 2004 and 2003 was $12,680, $12,612 and $7,345, respectively.

15.	Business Segments and Geographic Information

We manage our business in three reportable segments, each sharing similar product, distribution and marketing. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International. The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. This segment also includes SmartWool, royalties from licensed products sold in the United States and the management costs and expenses associated with our worldwide licensing efforts. This segment now includes certain marketing expenses and value added services previously included in Unallocated Corporate. The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States and our e-commerce business. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels to sell footwear and apparel and accessories), independent distributors and licensees.

The Unallocated Corporate component of segment reporting consists primarily of the corporate finance, information services, legal and administrative expenses, United States distribution expenses, a majority of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States marketing expenses and other costs incurred in support of company-wide activities. Beginning in 2004, this segment now includes costs related to worldwide product development, which were previously included in U.S. Wholesale. In the table below, Unallocated Corporate expenses for 2003 increased by $15,586 to reflect this reclassification. For 2005 and 2004 worldwide product development cost was $24,113 and $22,243, respectively. Unallocated Corporate also includes total other income/(expense), which is primarily interest income/(expense), net, and other miscellaneous income/(expense), net. Such income/(expense) is not allocated among the reported business segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on operating contribution, which represents pre-tax income before unallocated corporate expenses, interest and other income/(expense), net, and operating cash flow measurements. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, manufacturing/sourcing assets, computers and related equipment, and United States transportation and distribution equipment.

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated

2005
Revenue	$659,784	$212,645	$693,252	$—	$1,565,681
Depreciation and amortization	868	2,491	6,610	21,560	31,529
Operating income/(loss)	217,045	36,282	168,780	(176,725)	245,382
Interest income, net	—	—	—	3,335	3,335
Other, net	—	—	—	336	336

Income/(loss) before income taxes	$217,045	$36,282	$168,780	$(173,054)	$249,053

Total assets	$249,444	$30,299	$360,044	$148,867	$788,654
Goodwill	31,715	794	6,994	—	39,503
Expenditures for capital additions	1,941	3,428	8,616	12,187	26,172

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated

2004
Revenue	$665,222	$214,110	$621,248	$—	$1,500,580
Depreciation and amortization	608	2,422	6,046	17,528	26,604
Operating income/(loss)	222,289	35,345	130,879	(154,650)	233,863
Interest income, net	—	—	—	1,095	1,095
Other, net	—	—	—	1,775	1,775

Income/(loss) before income taxes	$222,289	$35,345	$130,879	$(151,780)	$236,733

Total assets	$153,218	$25,984	$266,807	$311,501	$757,510
Goodwill	6,804	794	6,565	—	14,163
Expenditures for capital additions	1,166	2,122	10,355	10,452	24,095

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated

2003
Revenue	$625,843	$200,003	$516,277	$—	$1,342,123
Depreciation and amortization	888	2,456	5,393	14,907	23,644
Operating income/(loss)	209,222	30,013	80,504	(135,537)	184,302
Interest income, net	—	—	—	(96)	(96)
Other, net	—	—	—	(1,449)	(1,449)

Income/(loss) before income taxes	$209,222	$30,013	$80,504	$(136,982)	$182,757

Total assets	$123,421	$26,582	$198,464	$293,249	$641,716
Goodwill	6,804	794	6,565	—	14,163
Expenditures for capital additions	662	1,828	8,958	13,407	24,855

The following summarizes our operations in different geographic areas for the years ended December 31, 2005, 2004 and 2003, respectively:

	United			Other
	States	Europe	Asia	Foreign	Consolidated

2005
Revenue	$872,429	$535,871	$133,396	$23,985	$1,565,681
Long-lived assets	$142,441	$16,675	$9,115	$4,817	$173,048
2004
Revenue	$879,332	$478,960	$121,302	$20,986	$1,500,580
Long-lived assets	$77,280	$17,249	$8,913	$5,021	$108,463
2003
Revenue	$825,846	$402,252	$99,178	$14,847	$1,342,123
Long-lived assets	$74,248	$17,934	$4,483	$5,491	$102,156

The U.S. Wholesale and U.S. Consumer Direct segments and Unallocated Corporate comprise the United States geographic area. The International segment is divided into three geographic areas: Europe, Asia and Other Foreign. Other Foreign assets consist primarily of the Company’s manufacturing assets in the Caribbean and assets related to our sourcing operations.

The following summarizes our revenue by product for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003

Footwear	$1,200,089	$1,153,240	$1,018,368
Apparel and accessories	348,875	333,292	309,798
Royalty and other	16,717	14,048	13,957

	$1,565,681	$1,500,580	$1,342,123

16.	Stockholders’ Equity

Our Class A Common Stock and Class B Common Stock are identical in all respects, except that shares of Class A Common Stock carry one vote per share, while shares of Class B Common Stock carry ten votes per share. In addition, holders of Class A Common Stock have the right, voting separately as a class, to elect 25% of the directors of the Company, and vote together with the holders of Class B Common Stock for the remaining directors. In 2005, no shares of Class B Common Stock were converted to Class A Common Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, on a post split basis, 2,142,008 shares of Class B Common Stock were converted to Class A Common Stock.

On May 16, 2002, the Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. During 2002, 2003 and 2004, we repurchased 1,082,300, 2,291,468, and 626,232 shares under that authorization, respectively.

On September 23, 2003, our Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. On March 3, 2005, our Board of Directors approved a 100% increase in shares remaining under its previously announced October 2003 repurchase program as of April 14, 2005, the record date of the 2-for-1 stock split. The increase was effective immediately after the May 2, 2005 distribution date. During 2004 and 2005, on a post split basis we repurchased 3,167,724 and 4,832,276 under that authorization, respectively. On August 12, 2005, our Board of Directors approved an additional repurchase of 2,000,000 shares of our Class A Common Stock. We have repurchased 524,420 shares under this authorization. Shares repurchased on a post split basis totaled 5,356,696 during the year ended December 31, 2005. We may use repurchased shares to offset future issuances under the Company’s stock-based employee incentive plans or for other purposes. From time to time, we use Rule 10b5-1 plans to facilitate share repurchases.

17.	Stock and Employee Benefit Plans

Under our 1997 Incentive Plan, as amended (the “1997 Plan”), 16,000,000 shares of Class A Common Stock on a post split basis have been reserved for issuance. In addition to stock options, any of the following incentives may be awarded to participants under the 1997 Plan: stock appreciation rights (“SAR”), restricted stock, unrestricted stock, awards entitling the recipient to delivery in the future of Class A Common Stock or other securities, securities which are convertible into, or exchangeable for, shares of Class A Common Stock and cash bonuses. The option price per share and vesting periods of stock options are determined by the Management Development and Compensation Committee of the Board of Directors. Outstanding stock options granted under the 1997 Plan have been granted at market value at date of grant and become exercisable either in equal installments over four years, beginning one year after the grant date, or become exercisable two years after grant date. Beginning in 2006, most stock options granted under the 1997 Plan will become exercisable in equal installments over three years. All options expire ten years after the grant date.

Under our 2001 Non-Employee Directors Stock Plan, as amended, (the “2001 Plan”), we have reserved 400,000 shares of Class A Common Stock on a post split basis for the granting of stock options to eligible non-employee directors of the Company. Under the terms of the 2001 Plan, stock option grants are awarded on a predetermined formula basis. Unless terminated by our Board of Directors, the 2001 Plan will be in effect until all shares available for issuance have been issued, pursuant to the exercise of all options granted. The exercise price of options granted under the 2001 Plan is the fair market value of the stock on the date of the grant. Stock options granted under the 2001 Plan prior to December 31, 2004 become exercisable in equal installments over four years, beginning one year after the grant date, and expire ten years after the date of grant. Effective January 1, 2005, initial awards of options granted under the 2001 Plan to new directors become exercisable in equal installments over three years and annual awards of options granted under the 2001 Plan become fully exercisable one year from the date of grant and, in each case, expire ten years after the date of grant.

Options to purchase an aggregate of 2,517,920, 2,200,002 and 3,183,396 shares on a post split basis were exercisable under all option arrangements at December 31, 2005, 2004 and 2003, respectively. Under the existing stock option plans, there were 1,752,562, 3,044,824 and 4,326,624 shares on a post split basis available for future grants at December 31, 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes transactions under all stock option arrangements for the years ended December 31, 2005, 2004 and 2003:

	Number of	Range of	Weighted-Average
	Shares	Exercise Prices	Exercise Price

January 1, 2003	8,040,272	$1.91 - 28.50	$14.71

Granted	2,063,840	15.91 - 29.10	20.86
Exercised	(1,837,418)	2.17 - 24.22	9.51
Canceled	(907,432)	2.57 - 28.50	20.16

December 31, 2003	7,359,262	2.17 - 29.10	17.07

Granted	1,433,378	25.01 - 33.57	31.09
Exercised	(2,464,556)	2.17 - 28.50	12.41
Canceled	(347,604)	15.80 - 32.76	22.49

December 31, 2004	5,980,480	2.17 - 33.57	22.04

Granted	1,064,671	30.21 - 39.70	35.25
Exercised	(1,086,941)	2.17 - 32.55	17.74
Canceled	(250,026)	15.14 - 39.52	26.00

December 31, 2005	5,708,184	$2.17 - 39.70	$25.15

Earnings per share and weighted-average shares have been restated to reflect the 2-for-1 stock split in May 2005.

The following summarizes information about all stock options outstanding at December 31, 2005:

	Options Outstanding
		Weighted-Average			Options Exercisable
	Number	Remaining		Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$ 2.17 - 17.08	517,226	3.11	Years	$9.41	510,026	$9.31
17.27 - 17.74	683,756	6.13		17.73	391,730	17.72
17.81 - 18.66	147,656	6.42		18.15	80,706	18.11
18.78 - 19.49	839,878	7.14		19.47	279,666	19.45
19.50 - 25.50	576,556	7.37		23.70	330,181	23.48
25.73 - 26.86	66,976	7.62		26.24	31,751	26.24
27.22 - 28.50	600,531	5.21		28.45	594,156	28.45
28.63 - 31.19	146,150	8.67		29.49	20,600	29.94
31.29 - 31.29	990,024	8.17		31.29	245,304	31.29
31.32 - 39.70	1,139,431	9.17		34.87	33,800	31.81

$ 2.17 - 39.70	5,708,184	7.09		$25.15	2,517,920	$21.23

Pursuant to the terms of our 1991 Employee Stock Purchase Plan, as amended (the “ESP Plan”), we are authorized to issue up to an aggregate of 2,400,000 shares of our Class A Common Stock on a post split basis to eligible employees electing to participate in the ESP Plan. Eligible employees may contribute, through payroll withholdings, from 2% to 10% of their regular base compensation during six-month participation periods beginning January 1 and July 1 of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Class A Common Stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower. On a post split basis, employee purchases amounted to 74,094 shares in 2005, 79,368 shares in 2004 and 91,608 shares in 2003 at prices

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ranging from $15.62 to $27.67 per share. At December 31, 2005, a total of 320,340 shares were available for future purchases. The weighted-average fair values of those purchase rights granted in 2005, 2004 and 2003 were $7.14, $5.81 and $5.00, respectively, on a post split basis.

In 2004, our Board of Directors approved future awards of restricted share grants of Class A Common Stock under the Company’s 1997 Incentive Plan, as amended, and a cash incentive award. The award of these restricted share grants and the cash incentive award is based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of the 2005 performance targets, $10,000 of restricted shares will be awarded on July 5, 2006. The number of shares to be awarded will be determined by the share price at that date. These shares will fully vest three years from the award date. Based on the achievement of 2004 performance targets, 275,117 of restricted shares with a value of $10,873 were awarded on July 5, 2005 and will vest equally over three years from the award date. An additional grant, based on the achievement of a separate performance target, of 200,000 restricted shares (on a post split basis) with a value of $7,904 was also awarded on July 5, 2005 and will vest two years after the award date. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. Accordingly, we recorded deferred compensation on our balance sheet to reflect these future awards. For the measurement period from January 1, 2006 through December 31, 2006, a grant of $8,732 may be made in 2007 if certain targeted performance goals are achieved. The award amount will vary based upon the degree to which these performance goals are attained. The number of shares to be awarded will be determined by the share price on the award date. Additionally, a cash incentive award of up to $3,000 may be awarded in 2007 based on the achievement of a performance target over a three year measurement period from January 1, 2004 to December 31, 2006. In March 2005, our Board of Directors approved an additional cash incentive award of up to $1,250, which will be awarded in 2007 and was based on the achievement of a performance target over a one year measurement period from January 1, 2005 to December 31, 2005.

In 2003, our Board of Directors approved up to 97,500 shares of Class A Common Stock for performance based programs. On March 3, 2004, we issued 93,138 restricted shares of Class A Common Stock under the Company’s 1997 Incentive Plan, as amended. The award of these restricted share grants was based on the achievement of specified performance targets for the period from July 1, 2003 through December 31, 2003. These shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. These restrictions lapse equally three and four years after the award date. We record deferred compensation on our balance sheet for the unvested portion of the grant.

In March 2003, we issued 55,000 restricted shares of Class A Common Stock under our 1997 Incentive Plan, as amended. These shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. These restrictions lapsed equally over the next three years. Upon issuance of this stock, based upon the market value of the shares at the date of the grant, compensation expense was recognized for the unrestricted shares and unearned compensation was charged to stockholders’ equity for the restricted shares. The weighted-average fair value of these issuances was $38.19 per share.

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

We maintain a contributory 401(k) Retirement Earnings Plan (the “401(k) Plan”) for eligible salaried and hourly employees who are at least 18 years of age. Under the provisions of the 401(k) Plan, employees may contribute between 2% and 40% of their base salary up to certain limits. The 401(k) Plan provides for the Company matching contributions not to exceed 3% of the employee’s compensation or, if less, 50% of the employee’s contribution. Vesting of our contribution begins at 25% after one year of service and increases by 25% each year until full vesting occurs. We maintained two contributory 165(e) Retirement Earnings Plans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “165(e) Plans”) for eligible salaried and hourly employees of our manufacturing facility. The 165(e) Plans were liquidated as of December 31, 2005 in connection with the closure of our Puerto Rico manufacturing facility. We maintain a non-contributory profit sharing plan for eligible hourly employees not covered by the 401(k) or 165(e) Plans. Our contribution expense under all retirement plans was $1,654 in 2005, $1,756 in 2004 and $1,666 in 2003.

18.	Litigation

We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

19.	Quarterly Results of Operations (Unaudited)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 2005 and 2004, respectively:

2005 Quarter Ended	April 1	July 1	September 30	December 31

Revenue	$354,211	$240,269	$505,913	$465,288
Gross profit	187,161	117,980	247,358	224,406
Net income	42,247	6,345	69,152	46,880
Basic earnings per share	$.63	$.09	$1.04	$.73
Diluted earnings per share	$.61	$.09	$1.02	$.71

2004 Quarter Ended	April 2	July 2	October 1	December 31

Revenue	$321,777	$230,210	$493,933	$454,660
Gross profit	166,451	114,497	243,772	214,355
Net income	31,144	7,868	68,640	45,041
Basic earnings per share	$.45	$.11	$.98	$.66
Diluted earnings per share	$.43	$.11	$.96	$.64

20.	Restructuring and Related Costs

On July 6, 2005, the Company announced plans to consolidate our Caribbean manufacturing operations. We ceased operations in our Puerto Rico manufacturing facility at the end of 2005 and are expanding our manufacturing volume in the Dominican Republic.

The following table sets forth our restructuring activity through December 31, 2005.

			Restructuring
			Liabilities at
	Total		December 31,
	Charges(1)	Cash Payments	2005

Severance and employment related charges	$3,845	$61	$3,784
Other charges	191	12	179

Total	$4,036	$73	$3,963

(1)	Total charges do not include $215 of accelerated depreciation resulting from the change in estimated useful lives of assets related to the planned closing of our manufacturing facility in Puerto Rico.

Severance and employment related charges consist primarily of severance, health benefits and other employee related costs as a result of terminating approximately 300 employees under this restructuring plan. Other charges consist of fees related to the closing of our manufacturing facility in Puerto Rico.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect to incur additional charges of approximately $0.3 million in the first quarter of 2006 to cover other costs related to closing the facility, for a total of approximately $4.5 million of restructuring and related costs associated with closing our manufacturing facility in Puerto Rico. We expect to complete the restructuring plan in the first quarter of 2006 and continue to make cash payments for severance benefits through the second quarter of 2007.

21.	Subsequent Event

On February 9, 2006, the Company announced that its Board of Directors authorized the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. This additional program supplements the Company’s current share authorization, of which approximately 1.5 million shares were outstanding as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire

We have audited the accompanying consolidated balance sheets of The Timberland Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Timberland Company and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 16, 2006

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

Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). Timberland’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Timberland’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Timberland maintained effective internal control over financial reporting as of December 31, 2005.

As discussed in Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K, we acquired SmartWool Corporation (“SmartWool”) on December 20, 2005. As a result of the timing of the acquisition and as permitted by the Securities and Exchange Commission, management has excluded certain internal controls at SmartWool from its assessment of the internal control over financial reporting as of December 31, 2005. The areas excluded constitute approximately 3% of total assets and less than 1% of revenue and of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2005.

Timberland’s independent registered public accounting firm has audited and issued their report on management’s assessment of Timberland’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The Timberland Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment certain internal controls over financial reporting at SmartWool, which was acquired on December 20, 2005 and whose financial statements constitute approximately 3% of total assets and less than 1% of revenue and of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include certain internal controls over financial reporting at SmartWool.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 16, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the information set forth under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K and to the information under the captions “Information with Respect to Nominees”, “Corporate Governance Principles and Code of Ethics”, “Shareholder Communications to the Board of Directors”, “Committees of the Board of Directors and Board of Directors Independence”, “The Governance and Nominating Committee”, “The Management Development and Compensation Committee”, and “The Audit Committee” in our definitive Proxy Statement (the “2006 Proxy Statement”) relating to our 2006 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2005, which information is incorporated herein by reference. Please refer also to the information set forth in our 2006 Proxy Statement with respect to compliance with Section 16(a) of the Exchange Act, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Please refer to the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2006 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Please refer to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

Number of Securities
Remaining
	Number of Securities		Available for Future
	to be Issued	Weighted-Average	Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,708,184	$25.15	1,752,562
Equity compensation plans not approved by security holders	—	—	—

Total	5,708,184	$25.15	1,752,562

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACT1ONS

Please refer to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Please refer to the information set forth under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval of Audit and Non-Audit Services” in our 2006 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS.  The following consolidated financial statements are included in Item 8 of this Form 10-K and appear on the pages shown below:

Form 10-K Page

Consolidated Balance Sheets as of December 31, 2005 and 2004	34
For the years ended December 31, 2005, 2004 and 2003:
Consolidated Statements of Income	35
Consolidated Statements of Changes in Stockholders’ Equity	36
Consolidated Statements of Cash Flows	37
Notes to Consolidated Financial Statements	38-57
Report of Independent Registered Public Accounting Firm	58

(a)(2) FINANCIAL STATEMENT SCHEDULE.  The following additional financial data appearing on the pages shown below should be read in conjunction with the consolidated financial statements:

Form 10-K Page

Schedule II — Valuation and Qualifying Accounts	67

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

Exhibit	Description

(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a) Restated Certificate of Incorporation dated May 14, 1987(8)
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987(8)
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987(8)
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000(8)
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001(9)
3.2	By-Laws, as amended February 19, 1993(2)
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Specimen stock certificate for shares of the Company’s Class A Common Stock, filed herewith
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)
10.2	(a) The Company’s 1987 Stock Option Plan, as amended(3)
(b) The Company’s 1997 Incentive Plan, as amended(10)

Exhibit	Description

10.3	The Company’s 1991 Employee Stock Purchase Plan, as amended(5)
10.4	(a) The Company’s 1991 Stock Option Plan for Non-Employee Directors(6)
(b) Amendment No. 1 dated December 7, 2000(8)
10.5	The Company’s 2001 Non-Employee Directors Stock Plan, as amended(13)
10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, as approved on December 2, 2004(12)
10.7	The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.8	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.9	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005, filed herewith
10.10	The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker(13)
10.11	Amendment to The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker(13)
10.12	The Timberland Company 2005 Long Term Incentive Program for Kenneth P. Pucker(4)
10.13	Amended and Restated Revolving Credit Agreement dated as of April 30, 2004 among The Timberland Company, certain banks listed therein and Fleet National Bank, as administrative agent(11)
10.14	The Timberland Company Deferred Compensation Plan, as amended(7)
10.15	Change of Control Severance Agreement(8)
10.16	The Timberland Company 2006 SmartWool Integration Bonus Program, filed herewith
(21)	SUBSIDIARIES
21 .	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23 .	Consent of Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

(1)	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(3)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2005 and incorporated herein by reference.

(5)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

(6)	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended October 1, 2004, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9)	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

(10)	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended July 2, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMBERLAND COMPANY

By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
President and Chief Executive Officer

March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIDNEY W. SWARTZ Sidney W. Swartz	Chairman of the Board and Director	March 16, 2006

/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ BRIAN P. MCKEON Brian P. McKeon	Chief Financial Officer and Executive Vice President — Finance and Administration	March 16, 2006

/s/ JOHN CRIMMINS John Crimmins	Vice President, Corporate Controller and Chief Accounting Officer	March 16, 2006

/s/ IAN W. DIERY Ian W. Diery	Director	March 16, 2006

/s/ IRENE M. ESTEVES Irene M. Esteves	Director	March 16, 2006

/s/ JOHN A. FITZSIMMONS John A. Fitzsimmons	Director	March 16, 2006

/s/ VIRGINIA H. KENT Virginia H. Kent	Director	March 16, 2006

/s/ KENNETH T. LOMBARD Kenneth T. Lombard	Director	March 16, 2006

/s/ EDWARD W. MONEYPENNY Edward W. Moneypenny	Director	March 16, 2006

Signature	Title	Date

/s/ PETER R. MOORE Peter R. Moore	Director	March 16, 2006

/s/ BILL SHORE Bill Shore	Director	March 16, 2006

/s/ TERDEMA L. USSERY Terdema L. Ussery	Director	March 16, 2006

SCHEDULE II

THE TIMBERLAND COMPANY
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at	Charged to	Charged	Write-Offs,	Balance at
	Beginning	Costs and	to Other	Net of	End of
Description	of Period	Expenses	Accounts	Recoveries	Period
	(Dollars in thousands)

Allowance for doubtful accounts:
Years ended:
December 31, 2005	$8,927	$801	—	$973	$8,755
December 31, 2004	7,704	2,424	—	1,201	8,927
December 31, 2003	7,487	2,800	—	2,583	7,704

TIMBERLAND, the TREE DESIGN LOGO, 24/7 Comfort Suspension, The 24/7 Comfort Suspension logo, ArchLogic, Balm Proofer, Boot Sauce, Blackridge Mountain, B.S.F.P., Cast-Bond, Comforia, the Comforia logo, Earthkeepers, Endoskeleton, the Endoskeleton logo, Independent Suspension Network, ISN, Jackson Mountain, Ladder Lock, Made To Work, Make it better, Path of Service, PowerFit, the PowerFit logo, PreciseFit, the PRO logo, PRO 24/7, the PRO 24/7 logo, PRO 24/7 Comfort Suspension, Pull On Your Boots, Pull On Your Boots and Make a Difference, SafeGrip, Smart Comfort, the Smart Comfort logo, Splash Blaster, the Splash Blaster logo, TBL, Timberland Boot Company, Timberland PRO, Timber Trail, TiTAN, Trail Grip, Weathergear, Waximum and Workboots For The Professional are trademarks or registered trademarks of The Timberland Company. SmartWool and the SmartWool logo are trademarks or registered trademarks of SmartWool Corporation. Miōn, the Miōn logo, Ergomorphic, Gripstick, and QuadCut are trademarks or registered trademarks of Timberland Switzerland GmbH. Ströbel is a trademark or registered trademark of Ströbel Und Söhne GmbH & Co.

© 2006 The Timberland Company
All Rights Reserved

EXHIBIT INDEX

Exhibit	Description

(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a) Restated Certificate of Incorporation dated May 14, 1987(8)
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987(8)
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987(8)
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000(8)
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001(9)
3.2	By-Laws, as amended February 19, 1993(2)
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Specimen stock certificate for shares of the Company’s Class A Common Stock, filed herewith
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)
10.2	(a) The Company’s 1987 Stock Option Plan, as amended(3)
(b) The Company’s 1997 Incentive Plan, as amended(10)
10.3	The Company’s 1991 Employee Stock Purchase Plan, as amended(5)
10.4	(a) The Company’s 1991 Stock Option Plan for Non-Employee Directors(6)
(b) Amendment No. 1 dated December 7, 2000(8)
10.5	The Company’s 2001 Non-Employee Directors Stock Plan, as amended(13)
10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, as approved on December 2, 2004(12)
10.7	The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.8	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.9	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005, filed herewith
10.10	The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker(13)
10.11	Amendment to The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker(13)
10.12	The Timberland Company 2005 Long Term Incentive Program for Kenneth P. Pucker(4)
10.13	Amended and Restated Revolving Credit Agreement dated as of April 30, 2004 among The Timberland Company, certain banks listed therein and Fleet National Bank, as administrative agent(11)
10.14	The Timberland Company Deferred Compensation Plan, as amended(7)
10.15	Change of Control Severance Agreement(8)
10.16	The Timberland Company 2006 SmartWool Integration Bonus Program, filed herewith
(21)	SUBSIDIARIES
21 .	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23 .	Consent of Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS

Exhibit	Description

32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

(1)	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(3)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2005 and incorporated herein by reference.

(5)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

(6)	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended October 1, 2004, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9)	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

(10)	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended July 2, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.