Form 10-Q
period 2006-03-31
TIMBERLAND CO
filed 2006-05-10
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
☐ Yes       ☑ No
On May 5, 2006, 52,157,108 shares of the registrant’s Class A Common Stock were outstanding and 11,743,660 shares of the registrant’s Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	April 1,	December 31,
	2006	2005	2005
Assets
Current assets
Cash and equivalents	$125,284	$203,715	$213,163
Accounts receivable, net of allowance for doubtful accounts of $8,009 at March 31, 2006, $8,888 at April 1, 2005 and $8,755 at December 31, 2005	192,087	187,523	168,831
Inventory	174,945	161,027	167,132
Prepaid expense	37,424	28,410	33,502
Deferred income taxes	19,813	15,990	26,934
Derivative assets	2,099	—	6,044

Total current assets	551,652	596,665	615,606

Property, plant and equipment, net	81,998	78,232	82,372
Deferred income taxes	541	—	—
Goodwill	39,533	14,163	39,503
Intangible assets, net	40,216	5,095	40,909
Other assets, net	10,579	10,493	10,264

Total assets	$724,519	$704,648	$788,654

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$70,025	$53,009	$97,294
Accrued expense
Payroll and related	25,512	26,831	48,721
Other	54,477	61,764	53,121
Income taxes payable	18,228	14,359	44,210
Derivative liabilities	—	4,380	—

Total current liabilities	168,242	160,343	243,346

Deferred compensation and other long-term liabilities	15,633	13,935	16,046
Deferred income taxes	—	6,537	1,075
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 72,381,887 shares issued at March 31, 2006, 71,156,442 shares issued at April 1, 2005 and 71,804,959 shares issued at December 31, 2005	724	712	718
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at March 31, 2006, April 1, 2005 and December 31, 2005	117	117	117
Additional paid-in capital	206,771	208,242	214,483
Deferred compensation	—	(34,107)	(27,166)
Retained earnings	768,191	616,623	739,004
Accumulated other comprehensive income	6,992	10,722	8,696
Treasury Stock at cost; 19,924,851 Class A shares at March 31, 2006, 15,336,086 Class A shares at April 1, 2005 and 18,921,290 Class A shares at December 31, 2005	(442,151)	(278,476)	(407,665)

Total stockholders’ equity	540,644	523,833	528,187

Total liabilities and stockholders’ equity	$724,519	$704,648	$788,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended
	March 31,	April 1,
	2006	2005
Revenue	$349,811	$354,211
Cost of goods sold	173,708	167,050

Gross profit	176,103	187,161

Operating expense
Selling	104,740	100,739
General and administrative	28,629	24,502
Restructuring costs	481	—

Total operating expense	133,850	125,241

Operating income	42,253	61,920

Other income
Interest income, net	1,105	1,101
Other, net	1,202	990

Total other income	2,307	2,091

Income before provision for income taxes	44,560	64,011

Provision for income taxes	15,373	21,764

Net income	$29,187	$42,247

Earnings per share
Basic	$.46	$.63
Diluted	$.45	$.61
Weighted-average shares outstanding
Basic	63,583	67,587
Diluted	64,996	69,026
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Three Months Ended
	March 31,	April 1,
	2006	2005
Cash flows from operating activities:
Net income	$29,187	$42,247
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	4,215	6,567
Share-based compensation	5,255	662
Depreciation and other amortization	6,500	5,962
Tax benefit from share-based compensation, net of excess benefit	1,405	2,845
Changes in other long-term assets and liabilities	(275)	64
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(21,676)	(36,116)
Inventory	(7,521)	(33,474)
Prepaid expense	(3,670)	(1,333)
Accounts payable	(28,079)	3,462
Accrued expense	(20,530)	(35,400)
Income taxes payable	(24,549)	(20,309)

Net cash used by operating activities	(59,738)	(64,823)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,528)	(4,334)
Other	(238)	(102)

Net cash used by investing activities	(5,766)	(4,436)

Cash flows from financing activities:
Common stock repurchases	(35,902)	(41,868)
Issuance of common stock	10,454	7,947
Excess tax benefit from share-based compensation	2,270	—

Net cash used by financing activities	(23,178)	(33,921)

Effect of exchange rate changes on cash and equivalents	803	(2,221)

Net decrease in cash and equivalents	(87,879)	(105,401)
Cash and equivalents at beginning of period	213,163	309,116

Cash and equivalents at end of period	$125,284	$203,715

Supplemental disclosures of cash flow information:
Interest paid	$90	$164
Income taxes paid	$31,979	$32,730
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
Note 1. Summary of Significant Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the adjustments necessary to present fairly The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) financial position, results of operations and changes in cash flows for the interim periods presented. Such adjustments consist of normal recurring items. The unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
In the first quarters of 2006 and 2005, we recorded $1,025 and $1,195 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs are included in selling expense and were $4,623 and $4,482 for the first quarters of 2006 and 2005, respectively.
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
Note 2. Historical Financial Results
The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. Historically, our revenue has been more heavily weighted to the second half of the year.
Note 3. Share-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period (generally the vesting period of the award), with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of adoption, for which expense continues to be recognized on a graded schedule over the vesting period of the award. Share-based compensation costs, which are recorded in cost of goods sold and selling and general and administrative expenses, totaled $5,255 ($3,442 net of taxes) for the three months ended March 31, 2006.
As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the three months ended March 31, 2006, are $2,915 and $1,909 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $.49 and $.48, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $.46 and $.45, respectively.

Prior to January 1, 2006, the Company applied the intrinsic value method in APB Opinion 25 and related interpretations in accounting for our stock plans, SFAS 123, and SFAS 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123,” for disclosure purposes. In our unaudited condensed consolidated statements of income for the three months ended April 1, 2005, no compensation expense was recognized for stock option grants; however, the Company recognized compensation expense for nonvested share awards of $662 ($437 net of taxes). The following table illustrates the effects on net income and earnings per share had compensation expense for stock option grants issued been determined under the fair value method of SFAS 123 for the three months ended April 1, 2005:

For the Three
Months Ended
April 1, 2005
Net income, as reported	$42,247
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	437
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,447

Pro forma net income	$40,237

Basic earnings per share, as reported	$.63
Pro forma basic earnings per share	$.60
Diluted earnings per share, as reported	$.61
Pro forma diluted earnings per share	$.58
Financial statement amounts for the three months ended April 1, 2005 have not been restated to reflect the fair value method of expensing share-based compensation.
Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Effective January 1, 2006 and in accordance with SFAS 123(R), the Company changed its cash flow presentation whereby the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation expense recognized for share-based awards (excess tax benefits) are now classified as financing cash flows. In the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2006, the total excess tax benefit of $2,270 related to share-based compensation included in cash flows from financing activities would have been included in cash flows from operating activities if the Company had not adopted SFAS 123(R).

The Company received $10,454 in proceeds on the exercise of stock options under the Company’s stock option and employee stock purchase plans and recorded a tax benefit of $3,645 related to these stock option exercises during the three months ended March 31, 2006.
Under the provisions of SFAS 123(R), the Company is required to estimate the number of all share-based awards that will be forfeited. Effective January 1, 2006, the Company uses historical data to estimate forfeitures. Prior to the adoption of SFAS 123(R), the Company recognized the impact of forfeitures as they occurred.
Shares issued upon the exercise of stock options under the Company’s stock option and employee stock purchase plans are normally from authorized but unissued shares of the Company’s Class A Common Stock. However, to the extent that the Company has treasury shares outstanding, such shares may be reissued upon the exercise of stock options.
Stock Options
Under the Company’s 1997 Incentive Plan, as amended (the “1997 Plan”), 16,000,000 shares of Class A Common Stock have been reserved for issuance to officers, directors and key employees. In addition to stock options, any of the following incentives may be awarded to participants under the 1997 Plan: stock appreciation rights (“SARs”), nonvested shares, unrestricted stock, awards entitling the recipient to delivery in the future of Class A Common Stock or other securities, securities that are convertible into, or exchangeable for, shares of Class A Common Stock and cash bonuses. The option price per share and vesting periods of stock options are determined by the Management Development and Compensation Committee of the Board of Directors. Outstanding stock options granted under the 1997 Plan are granted at market value at date of grant and become exercisable either in equal installments over three years, beginning one year after the grant date, or become exercisable two years after grant date. Prior to 2006, most stock options granted under the 1997 Plan were exercisable in equal installments over four years. All options expire ten years after the grant date.
Under our 2001 Non-Employee Directors Stock Plan, as amended (the “2001 Plan”), we have reserved 400,000 shares of Class A Common Stock for the granting of stock options to eligible non-employee directors of the Company. Under the terms of the 2001 Plan, stock option grants are awarded on a predetermined formula basis. Unless terminated by our Board of Directors, the 2001 Plan will be in effect until all shares available for issuance have been issued, pursuant to the exercise of all options granted. The exercise price of options granted under the 2001 Plan is the fair market value of the stock on the date of the grant. Initial awards of stock options granted under the 2001 Plan to new directors become exercisable in equal installments over three years and annual awards of options granted under the 2001 Plan become fully exercisable one year from the date of grant and, in each case, expire ten years after grant date. Stock options granted under the 2001 Plan prior to December 31, 2004 become exercisable in equal installments over four years, beginning one year after the grant date, and expire ten years after the grant date.
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. The expected term of options granted under the 1997 Plan is estimated using the historical exercise behavior of employees. The expected term of options granted under the 2001 Plan is calculated using the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Prior to adoption of SFAS 123(R), the expected term of options granted under the 2001 Plan was estimated using the historical exercise behavior of directors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve corresponding to the stock option’s average life.

	For the Three Months Ended
	March 31, 2006	April 1, 2005
Expected volatility	30.1%	29.7%
Risk-free interest rate	4.6%	3.5%
Expected life (in years)	4.0	4.6
Expected dividends	—	—
The following summarizes transactions under all stock option arrangements for the three months ended March 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2006	5,708,184	$25.15
Granted	525,000	34.98
Exercised	(576,928)	18.26
Expired or forfeited	(148,164)	26.98

Outstanding at March 31, 2006	5,508,092	$26.76	7.23	$42,801

Exercisable at March 31, 2006	2,958,749	$23.07	6.13	$33,252

The weighted-average grant date fair values per share of stock options granted, for which exercise price equals market value at the date of grant, were $10.78 and $10.82 for the three months ended March 31, 2006 and April 1, 2005, respectively. The total intrinsic values of stock options exercised during the three months ended March 31, 2006 and April 1, 2005 were $9,625 and $7,639, respectively.

Information on stock options outstanding and exercisable as of March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term (Years)	Price	Exercisable	Price
$ 2.17 — 17.74	891,954	4.56	$14.07	884,029	$14.05
17.81 — 19.10	130,179	6.08	18.21	75,354	18.22
19.12 — 19.49	726,569	6.91	19.47	450,639	19.48
19.50 — 26.86	490,456	7.13	24.33	275,231	24.11
27.22 — 28.50	558,580	4.96	28.44	552,205	28.45
28.63 — 31.19	137,550	8.41	29.52	20,175	30.01
31.29 — 31.29	935,107	7.92	31.29	464,735	31.29
31.32 — 35.01	787,100	9.55	34.07	51,050	31.81
35.02 — 35.27	5,250	9.09	35.22	1,050	35.23
35.42 — 39.70	845,347	8.96	35.69	184,281	35.45

$ 2.17 — 39.70	5,508,092	7.23	$26.76	2,958,749	$23.07

Total unrecognized share-based compensation expense related to nonvested stock options was $13,988 as of March 31, 2006. The cost is expected to be recognized over the weighted-average period of 1.5 years.
Nonvested Shares
As noted above, the Company’s 1997 Plan provides for grants of nonvested shares. The Company generally grants nonvested shares with a three year vesting period, which is the same as the contractual term. The Company has assumed no forfeitures with respect to nonvested shares. The fair value of nonvested share grants is determined by the market value at the date of grant. Changes in the Company’s nonvested shares for the three months ended March 31, 2006 are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2006	698,061	$36.27
Vested	(59,142)	27.10

Unvested at March 31, 2006	638,919	$37.12

Unrecognized compensation expense related to nonvested share grants was $14,839 as of March 31, 2006. The expense is expected to be recognized over a weighted-average period of 1.3 years.
Under the provisions of SFAS 123(R), we are no longer required to record deferred compensation for the unvested portion of nonvested share grants. Accordingly, upon adoption of SFAS 123(R), the balance of deferred compensation was reversed to zero, resulting in an offsetting reduction to additional paid-in capital in the unaudited condensed consolidated balance sheet.
Employee Stock Purchase Plan
Pursuant to the terms of our 1991 Employee Stock Purchase Plan, as amended (the “ESP Plan”), we are authorized to issue up to an aggregate of 2,400,000 shares of our Class A Common Stock to eligible employees electing to participate in the ESP Plan. Eligible employees may contribute, through payroll withholdings, from 2% to 10% of their regular base compensation during six-month participation periods beginning January 1 and July 1 of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Class A Common Stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower.
The fair value of the Company’s ESP Plan was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions in the following table. Expected volatility is based on the six-month participation period (the stock option’s contractual and expected lives). The risk-free interest rate is based on the six-month U.S. Treasury rate.

	For the Three Months Ended
	March 31, 2006	April 1, 2005
Expected volatility	32.8%	25.9%
Risk-free interest rate	4.4%	2.5%
Expected life (in months)	6	6
Expected dividends	—	—
The weighted-average fair values of the Company’s ESP Plan purchase rights were approximately $8.31 and $6.50 for the three months ended March 31, 2006 and April 1, 2005, respectively.
Total unrecognized compensation expense related to the unvested portion of the Company’s ESP awards was $144 as of March 31, 2006. The expense is expected to be recognized in the second quarter of 2006.
Note 4. Earnings Per Share
Basic earnings per share excludes common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised and nonvested shares vested. The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the three months ended March 31, 2006 and April 1, 2005:

	March 31, 2006			April 1, 2005
		Weighted -	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$29,187	63,583	$.46	$42,247	67,587	$.63
Effect of dilutive securities	—	1,413	(.01)	—	1,439	(.02)

Diluted EPS	$29,187	64,996	$.45	$42,247	69,026	$.61

The following options (in thousands) were outstanding as of March 31, 2006 and April 1, 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	March 31, 2006	April 1, 2005
Options to purchase shares of common stock	1,177	256
Note 5. Comprehensive Income
Comprehensive income for the three months ended March 31, 2006 and April 1, 2005 is as follows:

	For the Three Months Ended
	March 31, 2006	April 1, 2005
Net income	$29,187	$42,247
Change in cumulative translation adjustment	2,044	(4,523)
Change in fair value of derivative financial instruments, net of taxes	(3,748)	5,018

Comprehensive income	$27,483	$42,742

For the three months ended March 31, 2006 and April 1, 2005, the after tax hedging gains/(losses) reclassified to earnings were $2,226 and ($1,427), respectively.
Note 6. Business Segments and Geographic Information
We manage our business in three reportable segments, each sharing similar product, distribution and marketing. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International. The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. This segment also includes royalties from licensed products sold in the United States, the management costs and expenses associated with our worldwide licensing efforts and certain marketing expenses and value added services. The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States and our e-commerce business. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels to sell footwear, apparel and accessories), independent distributors and licensees.
The Unallocated Corporate component of segment reporting consists primarily of corporate finance, information services, legal and administrative expenses, United States distribution expenses, a majority of United States marketing expenses, worldwide product development and other costs incurred in support of Company-wide activities. It also includes all costs related to share-based compensation. Additionally, Unallocated Corporate includes total other income, which is primarily interest income, net, and other miscellaneous income, net. Such income is not allocated among the reported business segments.
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
For the Three Months Ended March 31, 2006 and April 1, 2005

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated
2006
Revenue	$124,704	$33,060	$192,047	$—	$349,811
Operating income/(loss)	33,303	183	51,516	(42,749)	42,253
Income/(loss) before income taxes	33,303	183	51,516	(40,442)	44,560
Total assets	219,223	30,821	344,400	130,075	724,519
Goodwill	31,745	794	6,994	—	39,533

2005
Revenue	$116,818	$38,319	$199,074	$—	$354,211
Operating income/(loss)	36,151	4,466	55,039	(33,736)	61,920
Income/(loss) before income taxes	36,151	4,466	55,039	(31,645)	64,011
Total assets	151,581	27,854	306,273	218,940	704,648
Goodwill	6,804	794	6,565	—	14,163
Note 7. Inventory
Inventory consists of the following:

	March 31, 2006	April 1, 2005	December 31, 2005
Materials	$2,880	$3,144	$3,483
Work-in-process	677	1,411	762
Finished goods	171,388	156,472	162,887

Total	$174,945	$161,027	$167,132

Note 8. Nonvested Share Awards and Other
In 2004, our Board of Directors approved future awards of nonvested share grants of Class A Common Stock under the Company’s 1997 Incentive Plan, as amended, and a cash incentive award. The award of these nonvested share grants and the cash incentive award is based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2005 performance targets, $10,000 of nonvested shares will be awarded on July 5, 2006. The number of shares to be awarded will be determined by the share price at that date. These shares will fully vest three years from the award date. Based on the achievement of 2004 performance targets, 275,117 of nonvested shares with a value of $10,873 were awarded on July 5, 2005 and will vest equally over three years from the award date. An additional grant, based on the achievement of a separate performance target, of 200,000 nonvested shares with a value of $7,904 was also awarded on July 5, 2005 and will vest two years after the award date. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. Through December 31, 2005, we recorded deferred compensation on our balance sheet to reflect these future awards. Under the provisions of SFAS 123(R), we are no longer required to record deferred compensation for these future awards. For the measurement period from January 1, 2006 through December 31, 2006, a grant of $8,732 may be made in 2007 if certain targeted performance goals are achieved. The award amount will vary based upon the degree to which these performance goals are attained. The number of shares to be awarded will be determined by the share price on the award date. Additionally, a cash incentive award of up to $3,000 may be awarded in 2007 based on the achievement of a performance target over a three year measurement period from January 1, 2004 through December 31, 2006.
In March 2005, our Board of Directors approved an additional cash incentive award of up to $1,250, which will be awarded in 2007 and was based on the achievement of a performance target over a one year measurement period from January 1, 2005 through December 31, 2005.
Note 9. Restructuring Costs
On July 6, 2005, the Company announced plans to consolidate our Caribbean manufacturing operations. We ceased operations in our Puerto Rico manufacturing facility at the end of 2005 and are expanding our manufacturing volume in the Dominican Republic.
During the first quarter of 2006, we commenced a plan to create a European finance shared service center in Schaffhausen, Switzerland. This shared service center will be responsible for all transactional and statutory financial activities, which are currently performed by our locally based finance organizations.
The following table sets forth our restructuring activity for the three months ended March 31, 2006:

	Restructuring			Restructuring
	Liabilities at		Cash	Liabilities at
	December 31, 2005	Charges	Payments	March 31, 2006
Severance and employment related charges	$3,784	$237	$3,063	$958
Other charges	179	244	232	191

Total	$3,963	$481	$3,295	$1,149

Severance and employment related charges consist primarily of severance, health benefits and other employee related costs incurred due to these two restructuring plans. Other charges consist of fees related to the closing of our manufacturing facility in Puerto Rico only.
Of the total restructuring charges of $481 for the three month period ended March 31, 2006, $324 is due to the closing of our manufacturing facility in Puerto Rico and $157 is attributable to the elimination of positions in our locally based finance organizations in Europe. We expect to complete the Puerto Rico closure in the second quarter of 2006, but will continue to make cash payments for severance benefits through the second quarter of 2007. European finance shared service center restructuring activity will also continue through the second quarter of 2007.
Total additional charges of approximately $649 million will be incurred over the balance of 2006 and $100 million in 2007, which are expected to cover the remaining severance and employment related charges, largely for the European finance shared service center restructuring activity.

Note 10. Income Taxes
The effective tax rate for the three months ended March 31, 2006 and April 1, 2005 was 34.5% and 34.0%, respectively.
Note 11. Share Repurchase
On September 23, 2003, our Board of Directors approved an additional repurchase of 4,000,000 shares of our Class A Common Stock. On March 3, 2005, our Board of Directors approved a 100% increase in shares remaining under its previously announced October 2003 repurchase program as of April 14, 2005, the record date of the 2-for-1 stock split. The increase was effective immediately after the May 2, 2005 distribution date. The repurchase of shares under these authorizations was completed on December 1, 2005.
On August 12, 2005 and February 7, 2006, our Board of Directors approved additional repurchases of 2,000,000 and 6,000,0000 shares, respectively, of our Class A Common Stock. As of March 31, 2006, 6,472,019 shares remained under these authorizations. Shares repurchased totaled 1,003,561 during the quarter ended March 31, 2006.
We may use repurchased shares to offset future issuances under the Company’s stock-based employee incentive plans or for other purposes. From time to time, we use Rule 10b5-1 plans to facilitate share repurchases.
Note 12. Litigation
We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the unaudited condensed consolidated financial statements and related notes. Included herein are discussions and reconciliations of total Company and International revenue changes to constant dollar revenue growth, diluted earnings per share (“EPS”) to diluted EPS excluding restructuring and related costs, diluted EPS to diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans for 2005 and operating income including share-based employee compensation costs related to stock option and employee stock purchase plans for the first quarter of 2005. Constant dollar revenue growth, which excludes the impact of changes in foreign exchange rates, diluted EPS excluding restructuring and related costs, diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans and operating income including share-based employee compensation costs related to stock option and employee stock purchase plans are not Generally Accepted Accounting Principle (“GAAP”) performance measures. We provide constant dollar revenue growth for total Company and International results because we use the measure to understand revenue changes excluding any impact from foreign exchange rate changes. Management provides diluted EPS excluding restructuring and related costs because we use the measure to understand earnings excluding these identifiable expenses. Management provides diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans for 2005 and operating income including share-based employee compensation costs related to stock option and employee stock purchase plans for the first quarter of 2005 to provide comparability to reported results that include share-based employee compensation costs as prescribed by Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.”
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals, share-based compensation and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. The Company is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2005, except for the Company’s accounting for share-based compensation in connection with the adoption of SFAS 123(R) which is noted below. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2005.
Under SFAS 123(R), the Company estimates the fair value of its stock option awards and employee stock purchase plan (the “ESP Plan”) rights on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model includes various assumptions, including the expected volatility for stock options and ESP Plan rights and the expected term of stock options. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the Company’s control. As a result, if other assumptions had been used, share-based compensation expense, as calculated and recorded under SFAS 123(R) could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, share-based compensation expense could be materially impacted in future periods. See Note 3 for additional information regarding the Company’s adoption of SFAS 123(R).
Recent Developments
European Union (EU) Duties
On March 22, 2006, the European Commission imposed provisional duties on leather upper footwear originating from China and Vietnam and imported into European Member States. These provisional duties, which began on April 7, 2006, are expected to be effective for a six-month period and will be phased in over a period of five months, beginning at a rate of about 4% and ending at a 19.4% rate for China sourced footwear and at a 16.8% rate for Vietnam sourced footwear. These duties may become definitive on or before October 7, 2006. The Company is advancing strategies in response to this action, including potential price increases on footwear products sold in Europe. Our estimate is that the implementation of such duties will likely reduce our 2006 operating profits in the range of $10 million. The implementation of these duties, which results in additional expenses in lower tax rate jurisdictions, has also had a negative impact on the Company’s effective tax rate, which is now estimated at 34.5% for 2006.
SmartWool
On December 20, 2005, the Company acquired SmartWool Corporation (“SmartWool”). The first quarter 2006 results include the results of SmartWool.
Adoption of SFAS 123(R)
Effective January 1, 2006, the Company adopted SFAS 123(R), which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes the cost of all share-based awards on a straight-line basis over the award’s requisite service period (generally the vesting period of the award), with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of adoption, for which expense continues to be recognized on a graded schedule over the vesting period of the award. Share-based compensation costs, which are recorded in cost of goods sold and selling and general and administrative expenses, totaled $5.3 million ($3.4 million net of taxes) for the three months ended March 31, 2006.
Prior to January 1, 2006, the Company applied the intrinsic value method in APB Opinion 25 and related interpretations in accounting for our stock plans, SFAS 123, and SFAS 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123,” for disclosure purposes. In our unaudited condensed consolidated statements of income for the three months ended April 1, 2005, no compensation expense was recognized for stock option grants; however, the Company recognized compensation expense for nonvested share awards of $0.7 million ($0.4 million net of taxes).
Management provides information on diluted EPS including impacts from share-based compensation for 2005 to assist in comparability to 2006 reported results that include share-based employee compensation costs as prescribed by SFAS 123(R). The following table illustrates the effects on net income and earnings per share had compensation expense for stock option grants issued been determined under the fair value method of SFAS 123 for the three months ended April 1, 2005:

For the Three
Months Ended
Amounts in Thousands Except Per Share Data	April 1, 2005

Net income, as reported	$42,247
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	437
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,447

Pro forma net income	$40,237

Basic earnings per share, as reported	$.63
Pro forma basic earnings per share	$.60
Diluted earnings per share, as reported	$.61
Pro forma diluted earnings per share	$.58
Financial statement amounts for the three months ended April 1, 2005 have not been restated to reflect the fair value method of expensing share-based compensation.
See Note 3 for additional information regarding the adoption of SFAS 123(R).

]

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
Highlights of our first quarter of 2006 financial performance, compared to the first quarter of 2005, include the following:
•	First quarter revenue decreased 1.2% from strong prior year results to $349.8 million as constant dollar gains in international markets and growth in our U.S. casual, outdoor performance and industrial categories were offset by U.S. boot declines and negative foreign exchange impacts. On a constant dollar basis, first quarter revenue expanded 2.4%.

•	Operating profit for the quarter was $42.3 million including impacts of a restructuring charge of $0.5 million related to the closure of our Puerto Rico manufacturing operations and our establishment of a European finance shared service center.

•	Gross margin declined 250 basis points driven by product mix impacts reflecting lower boot sales, higher product costs and relatively higher levels of sales discounts and allowances.

•	Operating expenses increased 6.9% to $133.9 million, or 6.5% excluding restructuring costs. Growth reflects increased costs associated with business portfolio development, investments in international expansion and higher costs associated with share-based payment compensation reflecting new accounting requirements.

•	Net income decreased 30.9% from record prior year results to $29.2 million.

•	Diluted EPS decreased 26.2% from $.61 to $.45.

•	Cash at the end of the quarter was $125.3 million with no debt outstanding.
While our first quarter results were largely in line with our expectations, we are modifying our 2006 financial outlook to incorporate the impact of provisional anti-dumping duties on EU footwear sourced in China and Vietnam, proactive steps that we are taking to ensure balanced inventory positions for our retail partners in the U.S. boot business and impacts from continued soft trends in U.S. boots. For 2006, we are now targeting flat to modest revenue growth and declines in comparable EPS in the 20%-25% range. Included in this outlook is an increase in our overall effective tax rate to 34.5% due to the imposition of provisional EU duties. For the purpose of comparison, we estimate that our 2005 EPS would have been approximately $2.35 after excluding restructuring and related costs and including costs related to stock options and our employee stock purchase plan.
Impacts from these factors are expected to be greatest in the second quarter of 2006. We anticipate second quarter sales declines in the mid single-digit range and a likely operating loss in the $20-$25 million range. For the second half we expect lower comparable earnings, impacted by anticipated pressure on third quarter results. In the third quarter we expect low single-digit revenue growth overall and gross margin declines in the 300-400 basis point range, including impacts from EU duties in the $5-$6 million range. For the fourth quarter of 2006 we are targeting improved performance with mid single-digit revenue growth and more moderate gross margin pressures.

Results of Operations for the Three Months Ended March 31, 2006 and April 1, 2005
Revenue
Consolidated revenue was down 1.2% in comparison to the first quarter of 2005, as modest constant dollar gains in international markets and growth in our U.S. business, supported by our acquisition of SmartWool, were offset by foreign exchange impacts. Changes in foreign exchange rates reduced first quarter consolidated revenues by $12.9 million or 3.6%. On a constant dollar basis, revenue grew 2.4% over the prior year. U.S. business revenue totaled $157.8 million in the first quarter of 2006, up 1.7% from the prior year, benefiting from gains in targeted expansion categories such as casual, outdoor and professional offset by declines in our U.S. boot business. International revenues were $192.0 million, down 3.5% from the first quarter of 2005, reflecting unfavorable changes in foreign exchange rates over the past year. On a constant dollar basis, International revenues grew 3.0%, supported by gains in Asia and Canada.
Segments Review
We have three reportable business segments (see Note 6): U.S. Wholesale, U.S. Consumer Direct and International.
U.S. Wholesale revenues increased 6.8% to $124.7 million, benefiting from Timberland’s recent acquisition of SmartWool and growth in key footwear categories such as Timberland PRO®, men’s casual and outdoor performance and apparel. Timberland’s acquisition of SmartWool added $7.8 million to first quarter 2006 U.S. Wholesale revenues. These gains were offset by declines in boots, kids and women’s casual footwear.
Timberland’s U.S. Consumer Direct business recorded revenues of $33.1 million, down $5.3 million or 13.7% compared with the first quarter of 2005, impacted by a narrower assortment of excess product availability in outlet stores and unseasonably warm weather conditions which hurt sales of winter products. The sales decrease was driven by declines in boots, men’s casual and kids footwear and apparel and accessories. A decline in comparable specialty and factory outlet store sales of 12.8% was partially offset by a 25.3% increase in our e-commerce business, including the addition of SmartWool’s e-commerce business. During the first quarter of 2006, we closed three U.S. stores. We intend to offset these closures with openings over the balance of the year and are targeting five net store additions in the U.S. this year.
International revenues for the first quarter of 2006 were $192.0 million, down 3.5% from the prior year, reflecting unfavorable foreign exchange rate changes of $12.9 million. On a constant dollar basis, International revenues grew 3.0%, driven by solid gains in Asia and the continued growth of our Canadian subsidiary. Overall, International revenues decreased to 54.9% of total consolidated revenues for the quarter. European revenues were $152.5 million, down 6.1% compared to very strong prior year sell-in results. On a constant dollar basis, European revenues were up 1.0% with gains in our European distributor business, the U.K. and Spain offset by declines in France and pan-European accounts. European footwear posted strong gains in men’s and women’s casual, kids and Timberland PRO® series products, offset by declines in outdoor performance footwear and boots. Apparel sales declined modestly impacted by lower levels of clearance sales in outlet stores. In Asia, first quarter 2006 revenues of $31.6 million were flat with the prior year period. On a constant dollar basis, Asian revenues increased 5.4%, driven by gains in our Asian distributor business, Taiwan, Malaysia and Hong Kong. Asia’s growth reflected gains in outdoor performance footwear, men’s and women’s casual footwear and apparel.
Products
Worldwide footwear revenue was $253.9 million in the first quarter of 2006, down $12.1 million or 4.5% from the prior year period. On a constant dollar basis, footwear revenues were down 0.7%, reflecting gains in men’s casual and Timberland PRO® series footwear offset by declines in boots, outdoor performance footwear and kids footwear. Overall, worldwide footwear unit sales decreased 3.0%, while the average selling price was down 1.6% in comparison to the prior year.
Worldwide apparel and accessories revenue expanded 8.0%, or 13.4% in constant dollars, to $91.4 million for the first quarter of 2006, benefiting from Timberland’s recent acquisition of SmartWool. SmartWool added $9.5 million to global apparel and accessory revenues. Apparel and accessories unit sales increased 34.2%, while the average selling price decreased by 19.5%, reflecting the impacts of the addition of SmartWool’s products, which have lower average selling prices.

Channels
Revenue growth in the first quarter of 2006 was driven by growth in wholesale revenues, which increased 1.4% to $279.6 million. Retail revenues declined 10.6% to $70.2 million, impacted by soft U.S. sales reflecting unseasonably warm weather conditions, lower excess product globally in our outlet stores and pressure on specialty store results due to the later timing of Easter this year. Global comparable store sales declined 10.8% from the prior year period impacted by soft U.S. performance and lower excess product sales globally in Timberland outlet stores. We closed seven stores, shops and outlets worldwide and opened five in the first quarter of 2006.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 50.3% for the first quarter of 2006, 250 basis points lower than in the first quarter of 2005. Gross margins were pressured by product mix related to lower boot sales, higher comparable costs reflecting macro factors such as increased oil related commodity costs and higher levels of markdowns and allowances. In the second quarter of 2006, we anticipate pressure on gross margins in the range of 400-500 basis points reflecting business mix impacts, effects from the initiation of provisional duties on EU footwear sourced in China and Vietnam and expected higher levels of markdowns and allowances.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $20.2 million and $21.5 million for the first quarters of 2006 and 2005, respectively.
Operating Expense
Operating expense for the first quarter of 2006 was $133.9 million, $8.6 million or 6.9% higher than the $125.2 million reported in the first quarter of 2005. The operating expense increase was driven by a $4.0 million increase in selling expense, a $4.1 million increase in general and administrative expense and restructuring costs of $0.5 million related to the consolidation of our Caribbean manufacturing facilities and the establishment of a European finance shared service center. Foreign exchange rate changes offset total operating expense growth by $4.3 million or 3.4%. As a percentage of revenue, operating expense increased 290 basis points to 38.3% compared to 35.4% in the prior year period. Excluding SmartWool’s $4.0 million in operating expenses, $3.9 million in additional share-based employee compensation costs and $0.5 million in restructuring costs, operating expense growth was controlled to relatively the same level as the prior year, with spending impacted in part by a re-phasing of marketing support costs towards the Spring season.
Selling expense for the first quarter of 2006 was $104.7 million, up $4.0 million or 4.0% compared to the prior year period. The increase was driven by $2.5 million in share-based employee compensation costs, $2.0 million in distribution costs, $1.6 million related to International retail expansion, $1.1 million due to the SmartWool acquisition and $0.7 million of organizational investments to establish an outdoor performance dedicated sales team. Foreign exchange rate changes offset selling expense growth by $3.9 million or 3.9%.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $9.4 million and $9.0 million in the first quarters of 2006 and 2005, respectively.
Advertising expense, which is also included in selling expense, was $5.8 million and $7.3 million in the first quarters of 2006 and 2005, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. The decrease in advertising expense reflects lower levels in co-op spending and later timing of planned expenditures in 2006. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of March 31, 2006 and April 1, 2005 was $1.9 million and $0.4 million, respectively.
General and administrative expense for the first quarter of 2006 was $28.6 million, $4.1 million or 16.8% higher than the prior year period. As a percentage of revenue, general and administrative expense increased 130 basis points over the first quarter of 2005. The increase was driven by $1.4 million of share-based employee compensation costs, a $1.4 million increase in costs related to our global support services, $1.1 million in costs associated with new business initiatives and $0.9 million of legal and compliance costs offset by a $0.4 million foreign exchange rate benefit.

Operating Income
Operating income for the first quarter of 2006 was $42.3 million, $19.7 million or 31.8% lower than first quarter of 2005. Operating income as a percentage of revenue decreased 540 basis points to 12.1%, impacted by declines in U.S. footwear sales and negative foreign exchange rate changes. Excluding restructuring costs, operating income for the first quarter of 2006 was $42.7 million. For purposes of comparison, operating income for the first quarter of 2005 would have been $58.9 million had we expensed share-based employee compensation costs related to our stock option and employee stock purchase plans.
Operating income for our U.S. Wholesale segment was $33.3 million, $2.8 million or 7.9% lower than the prior year. The revenue increase of 6.8% includes $7.8 million of sales from SmartWool, a business that was acquired during the fourth quarter of 2005. Gross margins declined 120 basis points primarily due to change in product mix impacted by lower boot sales. Operating expense as a percentage of sales increased by 300 basis points, reflecting moderate cost growth over a lower revenue base including a 180 basis point impact from the addition of SmartWool.
U.S. Consumer Direct segment operating income for the first quarter was $0.2 million, down $4.3 million from last year’s strong first quarter results. Sales declined by 13.7% while gross margin declined by 370 basis points reflecting negative product mix impacts and relatively higher levels of promotional activity. Operating expense increased by 2.8% compared to the prior year’s first quarter, driven by two additional stores operated this year.
Operating income for our International business declined 6.4% to $51.5 million for the quarter. A revenue decline of 3.5% and gross margin decline of 90 basis points drove the decrease. Unfavorable foreign exchange rates drove revenue down by $12.9 million. On a constant dollar basis, International revenues grew by 3.0%. The gross margin decline was driven by increased product costs and increased markdowns and allowances. Operating expense rates for our International business were flat.
Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, increased 26.7% to $42.7 million. Unallocated Corporate expenses as a percentage of total revenue increased 270 basis points to 12.2% of total revenue. Excluding share-based employee compensation costs of $3.9 million and restructuring costs of $0.5 million resulting from the consolidation of our Caribbean manufacturing operations and our establishment of a European finance shared service center, Unallocated Corporate expenses increased 13.6% or $4.6 million from the prior year and represent 10.9% of total revenue. This increase was driven by unfavorable product cost variances of $3.0 million and legal and compliance costs of $0.9 million.
Other Income and Taxes
Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.1 million for each of the first quarters of 2006 and 2005. Interest income, net was unchanged as higher interest rates were offset by lower cash balances resulting from the acquisition of SmartWool.
Other, net, included $1.3 million and $1.0 million of foreign exchange gains for the first quarters of 2006 and 2005, respectively, resulting from the timing of settlement of local currency denominated receivables and payables. These gains were driven by the volatility of exchange rates within the first quarters of 2006 and 2005 and should not be considered indicative of expected future results.
The effective income tax rate for the first quarter of 2006 was 34.5%, reflecting full year estimates incorporating projected impacts from anti-dumping duties on EU footwear. The effective income tax rate for the first quarter of 2005 was 34.0%.

Reconciliation of Total Company and International Revenue Decreases To Constant Dollar Revenue Increases
Total Company Revenue Reconciliation:

	For the Three Months
	Ended March 31, 2006
	$ Millions
	Change	% Change

Revenue decrease (GAAP)	$(4.4)	(1.2%)
Decrease due to foreign exchange rate changes	(12.9)	(3.6%)

Revenue increase in constant dollars	$8.5	2.4%
International Revenue Reconciliation:

	For the Three Months
	Ended March 31, 2006
	$ Millions
	Change	% Change

Revenue decrease (GAAP)	$(7.0)	(3.5%)
Decrease due to foreign exchange rate changes	(12.9)	(6.5%)

Revenue increase in constant dollars	$5.9	3.0%
Management provides constant dollar revenue growth for total Company and International results because we use the measure to understand revenue changes excluding any impact from foreign exchange rate changes.
Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs and Including Share-Based Employee Compensation Costs Related to Stock Option and Employee Stock Purchase Plans

	For the Three Months	For the Twelve Months
	Ended April 1, 2005	Ended December 31, 2005
Diluted EPS (GAAP)	$.61	$2.43
Per share impact of restructuring and related costs	—	.04

Diluted EPS excluding restructuring and related costs	.61	2.47
Per share impact of share-based employee compensation costs related to stock option and employee stock purchase plans	(.03)	(.12)

Diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans	$.58	$2.35

Management provides diluted EPS excluding restructuring and related costs because we use the measure to understand earnings excluding these identifiable expenses. Management provides diluted EPS excluding restructuring and related costs and including share-based employee compensation costs to provide comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).
Reconciliation of Operating Income to Operating Income Including Share-Based Employee Compensation Costs Related to Stock Option and Employee Stock Purchase Plans

For the Three Months
Amounts in Millions	Ended April 1, 2005

Operating income, as reported	$61.9
Add: Share-based employee compensation expense included in reported operating income	0.7
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	3.7

Pro forma operating income	$58.9

Management provides operating income including share-based employee compensation costs related to stock option and employee stock purchase plans to provide comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).

Accounts Receivable and Inventory
Accounts receivable was $192.1 million as of March 31, 2006. Excluding SmartWool’s $7.5 million, accounts receivable decreased 1.5% to $184.6 million as of March 31, 2006, compared with $187.5 million as of April 1, 2005. The reduction in comparable receivables in the first quarter of 2006 reflected solid collection efforts offset by the timing of shipments. Days sales outstanding were 49 days as of March 31, 2006, compared with 48 days as of April 1, 2005. Wholesale days sales outstanding were 52 days and 54 days for the first quarters ended 2006 and 2005, respectively.
Inventory was $174.9 million as of March 31, 2006. Excluding SmartWool’s $9.0 million, inventory increased 3.0% to $165.9 million as of March 31, 2006, compared with $161.0 million as of April 1, 2005. This growth is related to timing of inventory receipts and support for launch of new businesses such as Miōn.
Liquidity and Capital Resources
Net cash used by operations for the first three months of 2006 was $59.7 million, compared with $64.8 million for the first three months of 2005. The decrease in the use of cash in the first three months of 2006 compared with 2005 was primarily due to the reduced use of cash from accruals resulting from lower payroll related accruals at March 31, 2006, compared with December 31, 2005, than in the comparable period for the prior year. In addition, Timberland’s use of cash for operating working capital declined to $57.3 million for the quarter as compared to $66.1 million in 2005. These benefits were offset by reduced net income and the timing of tax payments.
Net cash used for investing activities amounted to $5.8 million in the first three months of 2006, compared with $4.4 million in the first three months of 2005. Capital expenditures accounted for $1.2 million of this increase with growth primarily driven by investments in manufacturing equipment and IT infrastructure.
Net cash used for financing activities was $23.2 million in the first three months of 2006, compared with $33.9 million in the first three months of 2005. Cash flows from financing activities reflected share repurchases of $34.5 million in the first three months of 2006, compared with $41.9 million in the first three months of 2005. We received cash inflows of $10.5 million in the first three months of 2006 from the issuance of common stock related to the exercise of employee stock options, compared with $7.9 million in the first three months of 2005.
We have an unsecured committed revolving credit agreement with a group of banks, which matures on April 30, 2007 (“Agreement”), unless prior to April 30, 2006, we elect to extend the final maturity date to April 30, 2008. On April 13, 2006, we signed a commitment letter to amend and extend this credit facility which we expect to complete in the second quarter of 2006. The current Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Under certain circumstances, we may increase the committed borrowing limit by $50 million for a total commitment of $250 million. Under the terms of the Agreement, we may borrow at interest rates based on eurodollar rates (approximately 4.8% at March 31, 2006), plus an applicable margin based on a fixed-charge coverage grid of between 50 and 100 basis points that is adjusted quarterly. At March 31, 2006, the applicable margin under the facility was 60 basis points. We will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At March 31, 2006, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1, a leverage ratio of 1.5:1 and under certain conditions, a minimum level of earnings before income tax, depreciation and amortization. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
On December 20, 2005, we entered into a $4.5 million committed revolving credit agreement that matures on December 19, 2006 to provide for SmartWool’s working capital requirements. Up to $3 million of the facility may be used for letters of credit.
We had uncommitted lines of credit available from certain banks totaling $50 million at March 31, 2006. Any borrowings under these lines would be at prevailing money market rates (approximately 5.3% at March 31, 2006). Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.
As of March 31, 2006 and April 1, 2005, we had no borrowings outstanding under any of our credit facilities.

Management believes that our capital needs and our share repurchase program for the balance of 2006 will be funded through our current cash balances, our existing and planned new credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A, Risk Factors, of this report, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.
Off Balance Sheet Arrangements
As of March 31, 2006 and April 1, 2005, we had letters of credit outstanding of $21.7 million and $16.7 million, respectively. These letters of credit were issued predominantly for the purchase of inventory. The increase in letters of credit outstanding was driven by the timing of inventory purchases. As of March 31, 2006, the Company had $177.7 million in foreign currency contracts outstanding, all of which are due to settle within the next 10 months.
We have the following off balance sheet arrangements:
(Dollars in Millions)

Total
March 31, 2006	Amounts Committed

Lines of credit	$—
Letters of credit	21.7
Foreign currency contracts	177.7

Total	$199.4

We use funds from operations and unsecured committed and uncommitted lines of credit as the primary sources of financing for our seasonal and other working capital requirements. Our principal risks to these sources of financing are the impact on our financial condition from economic downturns, a decrease in the demand for our products, increases in the prices of materials and a variety of other factors. We anticipate that capital requirements for the balance of 2006 will be met through the use of our current cash balances, through our existing and planned new credit facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and through cash flow from operations, without the need for additional permanent financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities.

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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. At March 31, 2006 and April 1, 2005, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations by hedging the related transactions with foreign currency forward contracts. These foreign currency forward contracts will expire in 10 months or less. Based upon sensitivity analysis as of March 31, 2006, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $17.4 million, compared with $16.3 million at April 1, 2005. The increase at March 31, 2006, compared with April 1, 2005, is primarily related to an increase in our foreign currency denominated net assets at March 31, 2006, compared with April 1, 2005. In addition, the Company chose to hedge a slightly larger portion of our 2006 expense at March 31, 2006, than the portion of our 2005 expense that was hedged at April 1, 2005, as determined in accordance with our hedging policy.
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
Based on their evaluation as of March 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.
Other than the change noted below, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company implemented certain new financial system modules to record financial data at our Asian subsidiary offices and European distribution center during the first quarter of 2006. This system implementation was undertaken to further standardize accounting systems, realize process efficiencies and improve our internal control over financial reporting. Additionally, the Company intends to extend the implementation of certain new financial system modules to our European subsidiary offices and U.S. locations in the future and will assess its impact on our internal control over financial reporting at that time.

Part II OTHER INFORMATION
Item 1A. RISK FACTORS
This Quarterly Report on Form 10-Q contains forward-looking statements. As discussed in Part I, Item 1A, Risk Factors, entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” of our Annual Report on Form 10-K for the year ended December 31, 2005, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic reports filed with the Securities and Exchange Commission, in our annual report to shareholders, in our proxy statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. We discuss below any material changes in the risks, uncertainties and assumptions previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. We encourage you to refer to our Form 10-K to carefully consider these risks, uncertainties and assumptions. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Risks Related to our Business
We conduct business outside of the United States which exposes us to foreign currency, import restrictions and duties and other risks.
     On March 22, 2006, the European Commission imposed provisional duties on leather upper footwear originating from China and Vietnam and imported into European Member States. These provisional duties, which began on April 7, 2006, are expected to be effective for a six-month period and will be phased in over a period of five months, beginning at a rate of about 4% and ending at a 19.4% rate for China sourced footwear and at a 16.8% rate for Vietnam sourced footwear. These duties may become definitive on or before October 7, 2006. The Company is advancing strategies in response to this action, including potential price increases on footwear products sold in Europe. Our estimate is that the implementation of such duties will likely reduce our 2006 operating profits in the range of $10 million. The implementation of these duties, which results in additional expenses in lower tax rate jurisdictions, has also had a negative impact on the Company’s effective tax rate, which is now estimated at 34.5% for 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the Three Fiscal Months Ended March 31, 2006

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs
January 1 – January 27	440,420	$33.67	440,420	7,035,160
January 28 – February 24	311,141	35.09	311,141	6,724,019
February 25 – March 31	252,000	34.69	252,000	6,472,019

Q1 Total	1,003,561	$34.36	1,003,561
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	10/27/2005	2,000,000	None
Program 2	02/09/2006	6,000,000	None
No existing programs expired or were terminated during the reporting period. See Note 11 to our unaudited condensed consolidated financial statements in this Form 10-Q for additional information.
* Fiscal month
** Based on trade date — not settlement date

Item 6. EXHIBITS
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

THE TIMBERLAND COMPANY
(Registrant)

	By:	/s/ BRIAN P. MCKEON

Brian P. McKeon
Date: May 10, 2006		Executive Vice President-Finance and Administration, Chief
Financial Officer

	By:	/s/ JOHN CRIMMINS

Date: May 10, 2006		John Crimmins
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.