Form 10-Q
period 2006-06-30
TIMBERLAND CO
filed 2006-08-08
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
☐ Yes          ☑ No
On July 28, 2006, 51,499,584 shares of the registrant’s Class A Common Stock were outstanding and 11,743,660 shares of the registrant’s Class B Common Stock were outstanding.

Form 10-Q

THE TIMBERLAND COMPANY
FORM 10-Q

Form 10-Q

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	July 1,	December 31,
	2006	2005	2005
Assets
Current assets
Cash and equivalents	$108,065	$189,831	$213,163
Accounts receivable, net of allowance for doubtful accounts of $9,870 at June 30, 2006, $7,777 at July 1, 2005 and $8,755 at December 31, 2005	125,719	130,638	168,831
Inventory, net	210,963	216,483	167,132
Prepaid expense	46,128	29,075	33,502
Deferred income taxes	16,964	14,545	26,934
Derivative assets	186	6,360	6,044

Total current assets	508,025	586,932	615,606

Property, plant and equipment, net	83,225	76,718	82,372
Deferred income taxes	1,252	—	—
Goodwill	39,533	14,163	39,503
Intangible assets, net	41,570	5,122	40,909
Other assets, net	11,926	10,061	10,264

Total assets	$685,531	$692,996	$788,654

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$92,286	$89,242	$97,294
Accrued expense
Payroll and related	23,631	27,339	48,721
Other	50,820	45,523	53,121
Income taxes payable	156	8,158	44,210
Derivative liabilities	5,000	—	—

Total current liabilities	171,893	170,262	243,346

Deferred compensation and other long-term liabilities	13,400	14,394	16,046
Deferred income taxes	—	5,814	1,075
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 72,413,990 shares issued at June 30, 2006, 71,427,238 shares issued at July 1, 2005 and 71,804,959 shares issued at December 31, 2005	724	714	718
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at June 30, 2006, July 1, 2005 and December 31, 2005	117	117	117
Additional paid-in capital	213,187	215,878	214,483
Deferred compensation	—	(34,307)	(27,166)
Retained earnings	755,218	622,973	739,004
Accumulated other comprehensive income	6,744	12,080	8,696
Treasury Stock at cost; 21,052,985 Class A shares at June 30, 2006, 16,308,732 Class A shares at July 1, 2005 and 18,921,290 Class A shares at December 31, 2005	(475,752)	(314,929)	(407,665)

Total stockholders’ equity	500,238	502,526	528,187

Total liabilities and stockholders’ equity	$685,531	$692,996	$788,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Revenue	$226,605	$240,269	$576,416	$594,480
Cost of goods sold	123,784	122,289	297,492	289,339

Gross profit	102,821	117,980	278,924	305,141

Operating expense
Selling	95,614	85,238	200,354	185,977
General and administrative	27,639	24,340	56,268	48,842
Restructuring costs	431	—	912	—

Total operating expense	123,684	109,578	257,534	234,819

Operating income/(loss)	(20,863)	8,402	21,390	70,322

Other income
Interest income, net	666	1,063	1,771	2,164
Other, net	392	148	1,593	1,138

Total other income	1,058	1,211	3,364	3,302

Income/(loss) before provision/(benefit) for income taxes	(19,805)	9,613	24,754	73,624

Provision/(benefit) for income taxes	(6,833)	3,268	8,540	25,032

Net income/(loss)	$(12,972)	$6,345	$16,214	$48,592

Earnings/(loss) per share
Basic	$(.21)	$.09	$.26	$.72
Diluted	$(.21)	$.09	$.25	$.71
Weighted-average shares outstanding
Basic	63,035	66,913	63,308	67,250
Diluted	63,035	68,376	64,566	68,698
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended
	June 30,	July 1,
	2006	2005
Cash flows from operating activities:
Net income	$16,214	$48,592
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	9,185	6,265
Share-based compensation	10,967	1,323
Depreciation and other amortization	13,309	12,451
Tax benefit from share-based compensation, net of excess benefit	1,494	4,880
Other non-cash charges and credits, net	(2,269)	1,241
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	47,979	17,110
Inventory	(42,415)	(89,945)
Prepaid expense	(11,328)	(2,993)
Accounts payable	(6,136)	38,809
Accrued expense	(27,749)	(48,649)
Income taxes payable	(44,861)	(26,602)

Net cash used by operating activities	(35,610)	(37,518)

Cash flows from investing activities:
Additions to property, plant and equipment	(12,613)	(9,528)
Other	(3,685)	(458)

Net cash used by investing activities	(16,298)	(9,986)

Cash flows from financing activities:
Common stock repurchases	(69,919)	(80,349)
Issuance of common stock	12,128	13,546
Excess tax benefit from share-based compensation	2,305	—

Net cash used by financing activities	(55,486)	(66,803)

Effect of exchange rate changes on cash and equivalents	2,296	(4,978)

Net decrease in cash and equivalents	(105,098)	(119,285)
Cash and equivalents at beginning of period	213,163	309,116

Cash and equivalents at end of period	$108,065	$189,831

Supplemental disclosures of cash flow information:
Interest paid	$258	$205
Income taxes paid	$40,597	$39,980
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
In the second quarter and the first six months of 2006, we recorded $642 and $1,667 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. In the second quarter and the first six months of 2005, we recorded $733 and $1,928 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs are included in selling expense and were $3,441 and $4,529 for the second quarters of 2006 and 2005, and $8,064 and $9,011 for the first six months of 2006 and 2005, respectively.
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
Note 2. Historical Financial Results
The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Historically, our revenue has been more heavily weighted to the second half of the year.
Note 3. Share-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period (generally the vesting period of the award), with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of adoption, for which expense continues to be recognized on a graded schedule over the vesting period of the award. Share-based compensation costs, which are recorded in cost of goods sold and selling and general and administrative expenses, totaled $5,712 ($3,741 net of taxes) and $10,967 ($7,183 net of taxes) for the three and six months ended June 30, 2006, respectively.
As a result of adopting SFAS 123(R), the Company’s income/(loss) before provision/(benefit) for income taxes for the three and six months ended June 30, 2006 are $2,616 and $5,530 lower, respectively, and the Company’s net income/(loss) for the three and six months ended June 30, 2006 are $1,713 and $3,622 lower, respectively, than if we had continued to account for

Form 10-Q

share-based compensation under APB Opinion 25. Had the Company not adopted SFAS 123(R), basic and diluted earnings/(loss) per share for the three and six months ended June 30, 2006 would have been:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
Basic earnings/(loss) per share, as reported	(.21)	.26
Pro forma basic earnings/(loss) per share	(.18)	.31
Diluted earnings/(loss) per share, as reported	(.21)	.25
Pro forma diluted earnings/(loss) per share	(.18)	.31
Prior to January 1, 2006, the Company applied the intrinsic value method in APB Opinion 25 and related interpretations in accounting for our stock plans, SFAS 123, and SFAS 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123,” for disclosure purposes. In our unaudited condensed consolidated statements of operations for the three and six months ended July 1, 2005, no compensation expense was recognized for stock option grants; however, the Company recognized compensation expense for nonvested share awards of $662 ($437 net of taxes) and $1,323 ($873 net of taxes), respectively. The following table illustrates the effects on net income and earnings per share had compensation expense for stock option grants issued been determined under the fair value method of SFAS 123 for the three and six months ended July 1, 2005:

	For the Three	For the Six
	Months Ended	Months Ended
	July 1, 2005	July 1, 2005
Net income as reported	$6,345	$48,592
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	437	873
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,318	4,763

Pro forma net income	$4,464	$44,702

Basic earnings per share, as reported	$.09	$.72
Pro forma basic earnings per share	$.07	$.66
Diluted earnings per share, as reported	$.09	$.71
Pro forma diluted earnings per share	$.07	$.65
Financial statement amounts for the three and six months ended July 1, 2005 have not been restated to reflect the fair value method of expensing share-based compensation.
Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Effective January 1, 2006 and in accordance with SFAS 123(R), the Company changed its cash flow presentation whereby the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation expense recognized for share-based awards (“excess tax benefits”) are now classified as financing cash flows. In the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2006, the total excess tax benefit of $2,305 related to share-based compensation included in cash flows from financing activities would have been included in cash flows from operating activities if the Company had not adopted SFAS 123(R).
The Company received $12,128 in proceeds on the exercise of stock options under the Company’s stock option and employee stock purchase plans and recorded a tax benefit of $3,770 related to these stock option exercises during the six months ended June 30, 2006.
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

Form 10-Q

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Expected volatility	30.5%	29.0%	30.2%	29.6%
Risk-free interest rate	5.0%	4.1%	4.7%	3.6%
Expected life (in years)	4.9	9.0	4.2	5.2
Expected dividends	—	—	—	—
The following summarizes transactions under all stock option arrangements for the six months ended June 30, 2006:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding at January 1, 2006	5,708,184	$25.15
Granted	685,031	33.87
Exercised	(609,031)	18.28
Expired or forfeited	(213,944)	28.43

Outstanding at June 30, 2006	5,570,240	$26.84	7.02	$17,157

Exercisable at June 30, 2006	3,096,750	$23.49	5.91	$14,767

Form 10-Q

The weighted-average grant date fair values per share of stock options granted, for which exercise price equals market value at the date of grant, were $10.63 and $16.76 for the three months ended June 30, 2006 and July 1, 2005, respectively, and $10.73 and $11.66 for the six months ended June 30, 2006 and July 1, 2005, respectively. The total intrinsic values of stock options exercised during the three months ended June 30, 2006 and July 1, 2005 were $361 and $5,739, respectively, and $9,953 and $13,378 for the six months ended June 30, 2006 and July 1, 2005, respectively.
Information on stock options outstanding and exercisable as of June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of	Number	Contractual Term	Weighted- Average	Number	Weighted-Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$2.17 - 17.74	884,332	4.26	$14.07	876,532	$14.05
17.81 - 19.10	127,304	5.82	18.20	72,854	18.20
19.12 - 19.49	699,474	6.67	19.48	444,262	19.48
19.50 - 27.86	577,029	7.15	24.82	356,881	24.27
27.94 - 28.50	557,354	4.90	28.47	529,955	28.50
28.63 - 30.82	120,334	8.34	29.29	20,300	29.56
30.88 - 31.29	944,966	7.61	31.29	477,718	31.29
31.32 - 35.01	835,000	9.28	34.06	61,225	32.07
35.02 - 35.27	4,650	9.17	35.15	1,186	35.24
35.42 - 39.70	819,797	8.61	35.69	255,837	35.75

$2.17 - 39.70	5,570,240	7.02	$26.84	3,096,750	$23.49

Total unrecognized share-based compensation expense related to nonvested stock options was $13,092 as of June 30, 2006. The cost is expected to be recognized over the weighted-average period of 1.3 years.
Nonvested Shares
As noted above, the Company’s 1997 Plan provides for grants of nonvested shares. The Company generally grants nonvested shares with a three year vesting period, which is the same as the contractual term. The Company has assumed no forfeitures with respect to nonvested shares. The fair value of nonvested share grants is determined by the market value at the date of grant. Changes in the Company’s nonvested shares for the six months ended June 30, 2006 are as follows:

		Weighted-Average
		Grant Date Fair
	Shares	Value
Unvested at January 1, 2006	698,061	$36.27
Vested	(59,142)	27.10

Unvested at June 30, 2006	638,919	$37.12

Unrecognized compensation expense related to nonvested share grants was $23,335 as of June 30, 2006. The expense is expected to be recognized over a weighted-average period of 1.06 years.
Under the provisions of SFAS 123(R), we are no longer permitted to record deferred compensation for the unvested portion of nonvested share grants. Accordingly, upon adoption of SFAS 123(R), the balance of deferred compensation was reduced to zero, resulting in an offsetting reduction to additional paid-in capital in the unaudited condensed consolidated balance sheet.
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

Form 10-Q

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

	For the Three and Six Months Ended
	June 30, 2006	July 1, 2005
Expected volatility	25.9%	25.9%
Risk-free interest rate	4.3%	2.5%
Expected life (in months)	6	6
Expected dividends	—	—
The weighted-average fair values of the Company’s ESP Plan purchase rights were $6.85 and $6.50 for the three and six months ended June 30, 2006 and July 1, 2005, respectively.
As of June 30, 2006, all ESP Plan compensation expense was recognized as all ESP Plan awards were vested.
Note 4. Earnings/(Loss) Per Share
Basic earnings/(loss) per share excludes common stock equivalents and is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings/(loss) per share (“EPS”) reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised and nonvested shares vested. The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the three and six months ended June 30, 2006 and July 1, 2005:

	For the Three Months Ended
	June 30, 2006			July 1, 2005
		Weighted- Average			Weighted- Average
	Net (Loss)	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic EPS	$(12,972)	63,035	$(.21)	$6,345	66,913	$.09
Effect of dilutive securities	—	—	—	—	1,463	—

Diluted EPS	$(12,972)	63,035	$(.21)	$6,345	68,376	$.09

	For the Six Months Ended
	June 30, 2006			July 1, 2005
		Weighted- Average			Weighted- Average
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic EPS	$16,214	63,308	$.26	$48,592	67,250	$.72
Effect of dilutive securities	—	1,461	(.01)	—	1,448	(.01)

Diluted EPS	$16,214	64,769	$.25	$48,592	68,698	$.71

The following securities (in thousands) were outstanding as of June 30, 2006 and July 1, 2005, but were not included in the computation of diluted EPS as their inclusion would be anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2006 includes 1,077 securities that would have been included in the computation of diluted EPS had we not recorded a net loss.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Anti-dilutive securities	3,982	4	1,431	66

Form 10-Q

Note 5. Comprehensive Income/(Loss)
Comprehensive income/(loss) for the three and six months ended June 30, 2006 and July 1, 2005 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income/(loss)	$(12,972)	$6,345	$16,214	$48,592
Change in cumulative translation adjustment	6,309	(8,846)	8,353	(13,369)
Change in fair value of derivative financial instruments, net of taxes	(6,557)	10,203	(10,305)	15,221

Comprehensive income/(loss)	$(13,220)	$7,702	$14,262	$50,444

For the three months ended June 30, 2006 and July 1, 2005, the after tax hedging gains/(losses) reclassified to earnings/(loss) were $(320) and $367, respectively. For the six months ended June 30, 2006 and July 1, 2005, the after tax hedging gains/(losses) reclassified to earnings were $1,906 and $(1,060), respectively.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on operating contribution, which represents pre-tax income/(loss) before unallocated corporate expenses, interest and other income/(expense), net, and operating cash flow measurements. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, manufacturing/sourcing assets, computers and related equipment, and United States transportation and distribution equipment.

Form 10-Q

For the Three Months Ended June 30, 2006 and July 1, 2005

		U.S.		Unallocated
	U.S. Wholesale	Consumer Direct	International	Corporate	Consolidated
2006
Revenue	$87,449	$33,239	$105,917	$—	$226,605
Operating income/(loss)	13,735	(106)	1,947	(36,439)	(20,863)
Income/(loss) before income taxes	13,735	(106)	1,947	(35,381)	(19,805)
Total assets	234,097	30,203	323,361	97,870	685,531
Goodwill	31,745	794	6,994	—	39,533

2005
Revenue	$100,524	$34,985	$104,760	$—	$240,269
Operating income/(loss)	28,451	2,768	9,051	(31,868)	8,402
Income/(loss) before income taxes	28,451	2,768	9,051	(30,657)	9,613
Total assets	197,646	30,727	271,961	192,662	692,996
Goodwill	6,804	794	6,565	—	14,163
For the Six Months Ended June 30, 2006 and July 1, 2005

		U.S.		Unallocated
	U.S. Wholesale	Consumer Direct	International	Corporate	Consolidated
2006
Revenue	$212,153	$66,299	$297,964	$—	$576,416
Operating income/(loss)	47,038	77	53,463	(79,188)	21,390
Income/(loss) before income taxes	47,038	77	53,463	(75,824)	24,754

2005
Revenue	$217,342	$73,304	$303,834	$—	$594,480
Operating income/(loss)	64,373	7,234	64,090	(65,375)	70,322
Income/(loss) before income taxes	64,373	7,234	64,090	(62,073)	73,624

Form 10-Q

Note 7. Inventory
Inventory, net of reserves, consists of the following:

	June 30, 2006	July 1, 2005	December 31, 2005
Materials	$3,372	$3,368	$3,483
Work-in-process	1,064	1,612	762
Finished goods	206,527	211,503	162,887

Total	$210,963	$216,483	$167,132

Note 8. Nonvested Share Awards and Other
In 2004, our Board of Directors approved future awards of nonvested share grants of Class A Common Stock under the Company’s 1997 Incentive Plan, as amended, and a cash incentive award. The award of these nonvested share grants and the cash incentive award is based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2005 performance targets, 377,770 of nonvested shares were awarded on July 5, 2006. The value of this award at June 30, 2006 was $10,000. These shares will fully vest three years from the award date. Based on the achievement of 2004 performance targets, 275,117 of nonvested shares with a value of $10,873 were awarded on July 5, 2005 and will vest equally over three years from the award date. An additional grant, based on the achievement of a separate performance target, of 200,000 nonvested shares with a value of $7,904 was also awarded on July 5, 2005 and will vest two years after the award date. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. Through December 31, 2005, we recorded deferred compensation in stockholders’ equity on our unaudited condensed consolidated balance sheet to reflect these awards. Under the provisions of SFAS 123(R), we are no longer permitted to record deferred compensation in stockholders’ equity for unvested awards. For the measurement period from January 1, 2006 through December 31, 2006, a grant of $8,732 may be made in 2007 if certain targeted performance goals are achieved. The award amount will vary based upon the degree to which these performance goals are attained. As of June 30, 2006, we estimate the award amount will be approximately $1,605. The number of shares to be awarded will be determined by the share price on the award date. Additionally, a cash incentive award of up to $3,000 may be awarded in 2007 based on the achievement of a performance target over a three year measurement period from January 1, 2004 through December 31, 2006.
In March 2005, our Board of Directors approved an additional cash incentive award of up to $1,250, which will be awarded in 2007 and was based on the achievement of a performance target over a one year measurement period from January 1, 2005 through December 31, 2005. This award is recorded in other long-term liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2006.
Note 9. Credit Agreement
On June 2, 2006, we entered into an amended and restated unsecured committed revolving credit facility with a group of banks (“Agreement”). The Agreement amends and restates the Amended and Restated Revolving Credit Agreement dated as of April 30, 2004. The Agreement expires on June 2, 2011 and provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100,000 for a total commitment of $300,000. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 5.3% at June 30, 2006), plus an applicable margin of between 13.5 and 47.5 basis points based on a fixed charge coverage grid that is adjusted quarterly. At June 30, 2006, the applicable margin under the facility was 27 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100,000. We will also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At June 30, 2006, the commitment fee was 8 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1 and a leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
As of June 30, 2006 and July 1, 2005, we had no borrowings outstanding under any of our credit facilities.

Form 10-Q

Note 10. Restructuring Costs
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
The following table sets forth our restructuring activity for the six months ended June 30, 2006:

	Restructuring			Restructuring
	Liabilities at			Liabilities at
	December 31, 2005	Charges	Cash Payments	June 30, 2006
Severance and employment related charges	$3,784	$674	$3,250	$1,208
Other charges	179	238	283	134

Total	$3,963	$912	$3,533	$1,342

Severance and employment related charges consist primarily of severance, health benefits and other employee related costs incurred due to these two restructuring plans. Other charges consist of fees related to the closing of our manufacturing facility in Puerto Rico only. The following tables detail the charges and payments by location:

	For the Three	For the Three
	Months Ended March	Months Ended June	For the Six Months
	31, 2006	30, 2006	Ended June 30, 2006
Severance and employment related charges:
European shared service center	$157	$348	$505
Puerto Rico manufacturing facility	80	89	169

Total severance and employment related charges	237	437	674
Other charges	244	(6)	238

Total	$481	$431	$912

	For the Three	For the Three
	Months Ended March	Months Ended June	For the Six Months
	31, 2006	30, 2006	Ended June 30, 2006
Puerto Rico severance and employment related cash payments	$3,063	$187	$3,250
Other cash payments	232	51	283

Total	$3,295	$238	$3,533

We completed the Puerto Rico closure in the second quarter of 2006, but will continue to make cash payments for severance benefits through the second quarter of 2007. European finance shared service center restructuring activity will also continue through the second quarter of 2007.
Total additional charges of approximately $330 are expected to be incurred over the balance of 2006 and $100 in 2007, which are expected to cover the remaining severance and employment related charges for the European finance shared service center restructuring activity.
Note 11. Income Taxes
The effective tax rate for the three and six months ended June 30, 2006 and July 1, 2005 was 34.5% and 34.0%, respectively.
Note 12. Share Repurchase
On August 12, 2005, our Board of Directors approved an additional repurchase of 2,000,000 shares of our Class A Common Stock. The repurchase of shares under this authorization was completed on May 12, 2006. On February 7, 2006, our Board of Directors approved an additional repurchase of 6,000,000 shares of our Class A Common Stock. As of June 30, 2006,

Form 10-Q

5,298,938 shares remained under this authorization. Shares repurchased totaled 1,173,081 during the quarter ended June 30, 2006.
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
The following discusses The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the unaudited condensed consolidated financial statements and related notes. Included herein are discussions and reconciliations of (i) total Company and International revenue changes to constant dollar revenue changes, (ii) diluted earnings per share (“EPS”) to diluted EPS excluding restructuring and related costs for 2005, (iii) diluted EPS to diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans for 2005 and (iv) operating income including share-based employee compensation costs related to stock option and employee stock purchase plans for the second quarter and first half of 2005. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, diluted EPS excluding restructuring and related costs, diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans and operating income including share-based employee compensation costs related to stock option and employee stock purchase plans are not Generally Accepted Accounting Principle (“GAAP”) performance measures. We provide constant dollar revenue changes for total Company and International results because we use the measure to understand revenue changes excluding any impact from foreign exchange rate changes. Management provides diluted EPS excluding restructuring and related costs for 2005 because we use the measure to understand earnings excluding these identifiable expenses. Management provides diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans for 2005 and operating income including share-based employee compensation costs related to stock option and employee stock purchase plans for the second quarter and first half of 2005 to provide comparability to reported results that include share-based employee compensation costs as prescribed by Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.”
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals, share-based compensation and the provision/(benefit) for taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. The Company is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2005, except for the Company’s accounting for share-based compensation in connection with the adoption of SFAS 123(R) which is noted below. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2005.
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

Form 10-Q

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
Highlights of our second quarter of 2006 financial performance, compared to the second quarter of 2005, include the following:
•	Second quarter revenue decreased 5.7% to $226.6 million as constant dollar gains in international markets and growth in U.S. casual, outdoor and industrial categories were offset by anticipated declines in U.S. boots and kids’ sales.

•	We recorded an operating loss of $20.9 million in the second quarter of 2006 compared to an operating profit of $8.4 million in the prior year period. These results reflected anticipated gross profit pressures from lower boot sales, including impacts from higher product returns and clearance sales, as well as investments in new businesses and International expansion.

•	Gross margin decreased from 49.1% to 45.4%, driven by higher levels of off-price and discounted sales, product mix impacts related primarily to lower boot revenues and higher product costs.

•	Operating expenses were $123.7 million, up 12.9% from the prior year period. Growth reflects increased costs associated with new businesses, International business expansion, global category development and higher costs associated with share-based compensation reflecting new accounting requirements.

•	Diluted EPS decreased from $.09 to $(0.21).

•	Cash at the end of the quarter was $108.1 million with no debt outstanding.

•	The Company continued to demonstrate the values at the center of the Timberland® brand and enterprise through our commitment to community. In the quarter, the Company advanced its innovative “Nutritional Label” initiative. Additionally, we recently published an updated Corporate Social Responsibility report.
We continue to target flat to low single digit revenue growth for the full year and expect declines in comparable EPS performance in the range of 25%, which is at the lower end of our previously stated profit range. For the purpose of comparison, we estimate that our 2005 EPS would have been approximately $2.35 after excluding restructuring and related costs and including costs related to stock options and our employee stock purchase plan.
For the second half of 2006, we are targeting relatively improved performance, with greater expected challenges in the third quarter. We anticipate relatively flat revenue growth in the third quarter and expect gross margin declines in the range of 400 basis points, including impacts from provisional duties on European Union (EU) footwear sourced in China and Vietnam. For the fourth quarter of 2006, we are targeting high single digit revenue growth and expect more moderate gross margin pressures in the range of a 100 basis point decline. Timberland will continue to support investment against its growth strategies, including continued global expansion and development of Timberland’s business portfolio, which will likely contribute to low double digit second half operating expense growth, with relatively higher cost growth in the third quarter.

Form 10-Q

Results of Operations for the Three Months Ended June 30, 2006 and July 1, 2005
Revenue
Consolidated revenue was down 5.7% in comparison to the second quarter of 2005 as modest constant dollar gains in our International business and the addition of SmartWool were offset by anticipated declines in U.S. boots and kids’ sales. U.S. business revenue totaled $120.7 million, down 10.9% from the prior year period. International revenues were $105.9 million, up 1.1%, or 2.3% on a constant dollar basis, over the second quarter of 2005, driven by gains in southern Europe, distributor markets, Canada and Japan.
Segments Review
We have three reportable business segments (see Note 6): U.S. Wholesale, U.S. Consumer Direct and International.
U.S. Wholesale revenues for the second quarter of 2006 were $87.4 million, down 13.0% in comparison to the prior year period, driven by declines in boots and kids’ footwear, reflecting soft sell through trends and proactive efforts to ensure balanced inventory positions for our retail partners in the U.S. boot business. This decrease was partially offset by benefits from our recent acquisition of SmartWool, which added $5.7 million to second quarter 2006 U.S. Wholesale revenues, and double digit growth in Timberland® brand apparel sales. Sales of Timberland PRO® and men’s casual footwear also grew at double digit rates. We anticipate continued pressure on U.S. boot and kids’ footwear sales in the second half of 2006, with the greatest impact in the third quarter.
Timberland’s U.S. Consumer Direct revenues decreased 5.0% to $33.2 million, impacted by soft spring sales results which drove a 6.6% decline in comparable store sales. The sales decrease reflected declines in men’s and women’s casual footwear and apparel, partially offset by gains in outdoor performance footwear. During the second quarter of 2006, we opened one new specialty and two new outlet stores and are targeting approximately five net store additions this year.
International revenues grew 1.1% to $105.9 million in the second quarter of 2006. On a constant dollar basis, International revenues expanded 2.3%, reflecting continued growth in Canada, Asia and Europe. Overall, International revenues increased to 46.7% of total consolidated revenues for the quarter. European revenues of $73.1 million were relatively flat in comparison to the second quarter of 2005. On a constant dollar basis, European revenues grew 0.7%. Growth in our European distributor business, expansion in the key southern European markets of Spain and Italy and gains in Scandinavia were offset by softer sales results in the U.K. and France. We expect that comparisons to very strong prior year results in northern European markets will continue to moderate overall gains in Europe in the second half of the year. By product category, double digit gains in apparel, women’s casual footwear and boots were offset by declines in kids’ and outdoor performance footwear, impacted by comparisons to strong prior year sell-in levels. We continue to expand our retail presence in Europe, opening two new stores, including our second Timberland Boot CompanyTM store, in the second quarter of 2006. In Asia, revenues grew 0.6%, or 3.5% in constant dollars, to $27.9 million, driven by growth in Japan and Taiwan. Asia’s constant dollar growth reflected gains in both footwear and apparel and accessories, including benefits from our new SmartWool® and MiōnTM brands, supported by continued expansion of our integrated brand presence across the region. In the second quarter of 2006, we opened three new stores and shops in Asia and are targeting net additions of approximately 15 Company owned stores and shops this year.
Products
Worldwide footwear revenue was $150.8 million in the second quarter of 2006, down approximately 15.0% on an actual and constant dollar basis from the prior year period. The decrease was driven by anticipated declines in boots and kids’ footwear, partially offset by growth in target expansion categories such as Timberland PRO® series, men’s casual and MiônTM footwear. Footwear unit sales decreased 12.6%, while the average selling price was down 2.8% in comparison to the prior year period, reflecting mix impacts from lower boot sales and higher levels of sales discounts and allowances.
Worldwide apparel and accessories revenue for the second quarter of 2006 grew 20.0%, or 23.0% on a constant dollar basis, to $71.5 million. This increase was supported by our recent acquisition of SmartWool, which added $7.0 million to global apparel and accessories revenue, and strong gains in Timberland® brand apparel sales globally. Apparel and accessories unit sales increased 44.5%, while the average selling price decreased by 16.9%, reflecting the impacts of the addition of SmartWool’s products, which have lower average selling prices.

Form 10-Q

Channels
The second quarter 2006 revenue decrease is mainly attributable to a 7.5% decline in global wholesale revenues to $156.1 million. Worldwide consumer direct revenues decreased 1.3% to $70.5 million, driven by a 5.6% decline in comparable store sales impacted by soft U.S. results, lower international outlet sales and moderate declines in international specialty stores. We opened eight stores, shops and outlets worldwide in the second quarter of 2006.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 45.4% for the second quarter of 2006, 370 basis points lower than in the second quarter of 2005. Gross margins were pressured by higher levels of off-price and discounted sales, product mix impacts related to lower sales of boots and higher comparable product costs. Foreign exchange rate changes partially offset the decrease in gross margin.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $20.5 million and $21.8 million for the second quarters of 2006 and 2005, respectively.
Operating Expense
Operating expense for the second quarter of 2006 was $123.7 million, $14.1 million or 12.9% higher than the $109.6 million reported in the second quarter of 2005. The operating expense increase was driven by a $10.4 million increase in selling expense, a $3.3 million increase in general and administrative expense and restructuring costs of $0.4 million related to the establishment of a European finance shared service center and consolidation of our Caribbean manufacturing facilities. Foreign exchange rate changes offset total operating expense growth by $0.3 million or 0.3%. As a percentage of revenue, operating expense increased 900 basis points to 54.6% compared to 45.6% in the prior year period. Excluding $4.3 million in additional share-based employee compensation costs, SmartWool’s $3.2 million in operating expenses, Miôn’s $0.8 million in operating expenses and $0.4 million in restructuring costs, base business operating expense increased 4.9%, with spending increases related primarily to International business expansion. We anticipate operating expense will increase at low double digit rates in the second half of 2006, with relatively higher cost growth in the third quarter, as we continue to support our investment in global expansion and develop Timberland’s business portfolio.
Selling expense for the second quarter of 2006 was $95.6 million, up $10.4 million or 12.2% compared to the prior year period. The increase was driven by $5.4 million in International business expansion, $4.7 million in costs related to new businesses and category development and $2.8 million in share-based employee compensation costs, partially offset by a $2.0 million reduction in marketing costs. Foreign exchange rate changes offset selling expense growth by $0.4 million or 0.5%.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $8.2 million and $8.6 million in the second quarters of 2006 and 2005, respectively.
Advertising expense, which is also included in selling expense, was $2.6 million and $4.1 million in the second quarters of 2006 and 2005, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. The decrease in advertising expense reflects shifts in spending towards other brand building activities. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of June 30, 2006 and July 1, 2005 was $1.8 million and $0.9 million, respectively. The increase in prepaid advertising reflects earlier timing of planned expenditures.
General and administrative expense for the second quarter of 2006 was $27.6 million, $3.3 million or 13.6% higher than the prior year period. As a percentage of revenue, general and administrative expense increased 210 basis points over the second quarter of 2005. The increase was driven by $2.0 million in strategic initiatives, $1.6 million in share-based employee compensation costs, $1.3 million in costs associated with operating the new European finance shared service center, $1.1 million related to new business initiatives and $1.1 million of legal and compliance costs. These increases were offset by a $3.6 million decrease in worldwide incentive compensation costs. Foreign exchange rate changes related to overall general and administrative expense were flat with the prior year period.

Form 10-Q

Operating Income/(Loss)
We recorded an operating loss of $20.9 million in the second quarter of 2006 compared to an operating profit of $8.4 million in the prior year period. Operating income/(loss) as a percentage of revenue decreased from 3.5% to -9.2%, impacted by a decline in U.S. footwear sales; decline in gross margin resulting from higher levels of off-price and discounted sales, product mix changes and higher product costs; and higher levels of operating expense, reflecting costs associated with new businesses, investments in global business expansion and category development and higher share-based compensation costs. Favorable foreign exchange hedge rate changes partially offset the operating loss by $1.7 million. For purposes of comparison, operating income for the second quarter of 2005 would have been $5.6 million had we expensed share-based employee compensation costs related to our stock option and employee stock purchase plans.
Operating income for our U.S. Wholesale segment was $13.7 million, down 51.7% from the prior year period. Revenue decreased 13.0% primarily due to lower boot sales, partially offset by $7.0 million in sales from our new SmartWool and Miōn business initiatives. Gross margin deteriorated 640 basis points, driven by a shift in product mix, primarily impacted by lower sales of boots and higher off-price sales. Higher product related costs also contributed to this decline. Benefits from new business initiatives partially offset the decrease in gross margin. Operating expense as a percentage of sales increased 620 basis points, reflecting moderate cost growth over a lower revenue base including a 240 basis point impact from the addition of SmartWool and Miōn.
Timberland’s U.S. Consumer Direct segment posted an operating loss of $0.1 million for the second quarter of 2006 compared to operating income of $2.8 million in the prior year period. Soft spring sales drove a 5.0% decline in revenue, while gross margin declined by 350 basis points, reflecting increased clearance sales and higher footwear costs. U.S. Consumer Direct operated three additional stores this quarter, contributing to a 6.1% increase in operating expense.
Second quarter 2006 operating income for our International business was $1.9 million, down $7.1 million from the prior year period. International revenue grew 1.1%, or 2.3% in constant dollars, offset by a 160 basis point decrease in gross margin and a 12.2% increase in operating expense. The gross margin decrease was driven by higher off-price sales and footwear costs. The operating expense increase reflected investments in International business expansion.
Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, increased 14.3% to $36.4 million. Unallocated Corporate expenses as a percentage of total revenue increased 280 basis points to 16.1% of total revenue. Excluding changes in share-based employee compensation costs of $5.0 million and restructuring costs of $0.4 million resulting from our establishment of a European finance shared service center and the consolidation of our Caribbean manufacturing operations, Unallocated Corporate expenses decreased 2.6% or $0.8 million from the prior year and represent 13.7% of total revenue. This decrease was driven by a $5.1 million reduction in worldwide incentive compensation costs, partially offset by $2.0 million in costs related to strategic initiatives, $0.7 million in additional legal and compliance costs and $0.6 million in costs associated with operating the new European finance shared service center.
Other Income and Taxes
Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $0.7 million and $1.1 million for the second quarters of 2006 and 2005, respectively. Interest income, net declined as higher interest rates were offset by lower cash balances resulting from the acquisition of SmartWool.
Other, net, included $0.6 million and $0.8 million of foreign exchange losses for the second quarters of 2006 and 2005, respectively, resulting from the timing of settlement of local currency denominated receivables and payables. These losses were driven by the volatility of exchange rates within the second quarters of 2006 and 2005 and should not be considered indicative of expected future results.
The effective income tax rate for the second quarter of 2006 was 34.5%, reflecting full year estimates incorporating projected impacts from anti-dumping duties on EU footwear. The effective income tax rate for the second quarter of 2005 was 34.0%.

Form 10-Q

Results of Operations for the Six Months Ended June 30, 2006 and July 1, 2005
Revenue
Consolidated revenue decreased 3.0%, or 0.6% in constant dollars, in comparison to the first half of 2005, driven by declines in U.S. boot and kids’ footwear sales. This decline was partially offset by constant dollar gains in international markets, the addition of the SmartWool® brand to our product portfolio and growth in U.S. apparel and Timberland PRO® series and men’s casual footwear. U.S. business revenue totaled $278.5 million, down 4.2% from the second half of 2005. International revenues were $298.0 million, down 1.9% from the first half of 2005, reflecting unfavorable foreign exchange rates over the prior year period. On a constant dollar basis, International revenues grew 2.8% from the prior year period, supported by gains in Europe, Asia and Canada.
Segments Review
Timberland’s U.S. Wholesale business recorded revenues of $212.2 million in the first half of 2006, down 2.4% from the prior year period, driven by declines in boots and kids’ footwear sales. These decreases were partially offset by benefits from our recent acquisition of SmartWool, which added $13.4 million to first half U.S. Wholesale revenues, and double-digit growth in Timberland PRO® footwear, Timberland® brand apparel and men’s casual footwear.
Our U.S. Consumer Direct revenues decreased 9.6% to $66.3 million. The decrease was driven by a 9.8% decline in comparable store sales, partially offset by growth in our e-commerce business. The sales decrease reflected lower sales in boots, casual and kids’ footwear and apparel, partially offset by gains in outdoor performance footwear.
International revenues for the first half of 2006 were $298.0 million, down 1.9% from the prior year, reflecting unfavorable foreign exchange rate changes of $14.2 million. On a constant dollar basis, International revenues grew 2.8%, reflecting continued growth in Europe, Asia and Canada. Overall, International revenues increased to 51.7% of total consolidated revenues for the first half of 2006. European revenues decreased 4.3% to $225.6 million, impacted by unfavorable foreign exchange rate changes. On a constant dollar basis, European revenues increased 0.9%, supported by growth in our European distributor business and gains in the key southern European markets of Spain and Italy. Double digit growth in men’s and women’s casual footwear and solid gains in apparel and accessories were partially offset by declines in outdoor performance and kids’ footwear. In Asia, revenues of $59.5 million were relatively flat with the prior year. On a constant dollar basis, Asian revenues expanded 4.5%, driven by gains in Taiwan and Japan and growth in our Asian distributor business, reflecting our launch in China. Asia’s growth is supported by gains in both footwear and apparel and accessories sales.
Products
Worldwide footwear revenue was $404.7 million in the first half of 2006, down 8.8% from the prior year period. Excluding negative impacts from foreign exchange rates, footwear revenue decreased 6.4%. The decrease was driven by declines in boots and kids’ footwear, partially offset by growth in target expansion categories such as Timberland PRO® series and men’s casual footwear. Worldwide footwear unit sales decreased 7.1%, while the average selling price was down 1.7% in comparison to the prior year period, impacted by decreases in boot sales and relatively higher levels of sales discounts and allowances.
Worldwide apparel and accessories revenue for the first half of 2006 grew 13.0%, or 17.3% on a constant dollar basis, to $162.9 million. This increase reflects global growth in Timberland® brand apparel sales and Timberland’s recent acquisition of SmartWool, which added $16.3 million to global apparel and accessories revenue. Apparel and accessories unit sales increased 39.0%, while the average selling price decreased by 18.7%, reflecting the impacts of the addition of SmartWool’s products, which have lower average selling prices.
Channels
Revenue was down in the first half of 2006 due to decreases in both our wholesale and consumer direct businesses. Worldwide wholesale revenues were $435.6 million, down 2.0% from the prior year. Worldwide consumer direct revenues decreased 6.2% from the first half of 2005 to $140.8 million, reflecting an 8.2% decline in comparable store sales impacted by soft U.S. performance, moderate declines in international specialty store sales and lower excess product sales globally in Timberland® outlet stores. Globally, we opened thirteen stores, shops and outlets and closed seven in the first half of 2006.

Form 10-Q

Gross Profit
Gross profit as a percentage of sales, or gross margin, was 48.4% for the first half of 2006, 300 basis points lower than the prior year period. The decrease was driven by higher levels of off-price and discounted sales, product mix impacts related to lower sales of boots and higher comparable product costs driven by macro factors including increased oil related commodity costs.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $40.7 million and $43.1 million in the first halves of 2006 and 2005, respectively.
Operating Expense
Operating expense for the first half of 2006 was $257.5 million, $22.7 million or 9.7% higher than the $234.8 million reported in the first half of 2005. The operating expense increase was driven by a $14.4 million increase in selling expense, a $7.4 million increase in general and administrative expense and restructuring costs of $0.9 million related to the consolidation of our Caribbean manufacturing facilities and the establishment of a European finance shared service center. Foreign exchange rate changes offset total operating expense growth by $4.6 million or 2.0%. As a percentage of revenue, operating expense increased 520 basis points to 44.7% compared to 39.5% in the prior year period. Excluding $8.2 million in additional share-based employee compensation costs, SmartWool’s $7.2 million in operating expenses, Miôn’s $1.3 million in operating expenses and $0.9 million in restructuring costs, operating expense growth was controlled to 2.2%, with spending increases related primarily to International business expansion.
Selling expense for the first half of 2006 was $200.4 million, up $14.4 million or 7.7% compared to the prior year period. The increase was driven by $9.2 million in costs related to new businesses and category development, $7.4 million related to International business expansion and $5.2 million in share-based employee compensation costs, partially offset by a $3.7 million decrease in marketing costs. Foreign exchange rate changes offset selling expense growth by $4.3 million or 2.3%.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $17.7 million and $17.6 million in the first halves of 2006 and 2005, respectively.
Advertising expense, which is also included in selling expense, was $8.4 million and $11.3 million in the first halves of 2006 and 2005, respectively. The decrease reflects shifts in spending towards other brand building activities.
General and administrative expense for the first half of 2006 was $56.3 million, $7.4 million or 15.2% higher than the prior year period. As a percentage of revenue, general and administrative expense increased 160 basis points over the first half of 2005. The increase was driven by $3.0 million of share-based employee compensation costs, $2.3 million in strategic initiatives, $2.2 million associated with operating the new European finance shared service center, $2.2 million related to new business initiatives and $2.0 million of legal and compliance costs. These increases were offset by a $4.2 million decrease in worldwide incentive compensation costs. Foreign exchange rate changes offset general and administrative expense growth by $0.3 million or 0.7%.
Operating Income
Operating income for the first half of 2006 was $21.4 million, down $48.9 million from the prior year period. Operating income as a percentage of revenue decreased from 11.8% in the first half of 2005 to 3.7% in the first half of 2006. The decrease was driven by a decline in U.S. footwear sales; decline in gross margin resulting from higher levels of off-price and discounted sales, product mix changes and higher product costs; and higher levels of operating expense, reflecting costs associated with new businesses, investments in global business expansion and category development and higher share-based compensation costs. Excluding restructuring costs, operating income for the first half of 2006 was $22.3 million. For purposes of comparison, operating income for the first half of 2005 would have been $64.4 million had we expensed share-based employee compensation costs related to our stock option and employee stock purchase plans.
Operating income for our U.S. Wholesale segment decreased 26.9% to $47.0 million in the first half of 2006. Revenue was down 2.4%, driven by decreases in boots and kids’ footwear sales, partially offset by $15.2 million in sales from the addition of SmartWool and Miôn. Gross margin declined 320 basis points, reflecting product mix impacts, an increase in off-price sales and higher product costs, partially offset by benefits from new brand initiatives. Operating expense increased 25.5%,

Form 10-Q

supported by moderate cost growth over a lower revenue base including a 230 basis point impact from the addition of SmartWool and Miōn.
U.S. Consumer Direct’s operating income was $0.1 million for the first half of 2006 compared to $7.2 million in the prior year period. Revenue decreased 9.6%, driven by a decrease in comparable store sales. Gross margin declined by 370 basis points, reflecting higher levels of clearance sales and markdowns, negative product mix impacts and higher footwear costs. Operating expense increased 4.5%, driven by the addition of three stores and SmartWool’s e-commerce business in the first half of 2006.
Operating income for our International business declined 16.6% to $53.5 million in the first six months of 2006. Revenue decreased 1.9%, while gross margin declined 110 basis points, driven by increased levels of off-price sales, higher product costs and business mix impacts. Operating expense increased 3.5% as investments in International business expansion were offset by foreign exchange impacts, which lowered cost growth by $4.6 million.
Our Unallocated Corporate expenses increased 21.1% to $79.2 million. Unallocated Corporate expenses as a percentage of total revenue increased 270 basis points to 13.7% of total revenue. Excluding changes in share-based employee compensation costs of $9.6 million and restructuring costs of $0.9 million resulting from the consolidation of our Caribbean manufacturing operations and our establishment of a European finance shared service center, Unallocated Corporate expenses increased 5.1% or $3.3 million from the prior year and represent 11.9% of total revenue. This increase was driven by $2.9 million in unfavorable product cost variances, $2.3 million in strategic initiatives, $1.8 million in legal and compliance costs and $1.0 million related to operating the new European finance shared service center. These increases were partially offset by a $5.4 million reduction in worldwide incentive compensation costs.
Other Income and Taxes
Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.8 million and $2.2 million for the first halves of 2006 and 2005, respectively. Interest income, net declined as higher interest rates were offset by lower cash balances resulting from the acquisition of SmartWool.
Other, net included $0.7 million and $0.2 million of foreign exchange gains for the first halves of 2006 and 2005, respectively, resulting from the timing of settlement of local currency denominated receivables and payables. These gains were driven by the volatility of exchange rates within the first halves of 2006 and 2005 and should not be considered indicative of expected future results.
The effective income tax rate for the first half of 2006 was 34.5%, reflecting full year estimates incorporating projected impacts from anti-dumping duties on EU footwear. The effective income tax rate for the first half of 2005 was 34.0%.
Reconciliation of Total Company and International Revenue Increases/(Decreases) To Constant Dollar Revenue Increases/(Decreases)
Total Company Revenue Reconciliation:

	For the Three Months		For the Six Months
	Ended June 30, 2006		Ended June 30, 2006
	$ Millions Change	% Change	$ Millions Change	% Change

Revenue (decrease) (GAAP)	$(13.7)	-5.7%	$(18.1)	-3.0%
(Decrease) due to foreign exchange rate changes	(1.3)	-.6%	(14.2)	-2.4%

Revenue (decrease) in constant dollars	$(12.4)	-5.1%	$(3.9)	-.6%

Form 10-Q

International Revenue Reconciliation:

	For the Three Months		For the Six Months
	Ended June 30, 2006		Ended June 30, 2006
	$ Millions Change	% Change	$ Millions Change	% Change

Revenue increase/(decrease) (GAAP)	$1.2	1.1%	$(5.9)	-1.9%
(Decrease) due to foreign exchange rate changes	(1.3)	-1.2%	(14.2)	-4.7%

Revenue increase in constant dollars	$2.5	2.3%	$8.3	2.8%
Management provides constant dollar revenue changes for total Company and International results because we use the measure to understand revenue changes excluding any impact from foreign exchange rate changes.
Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs and Including Share-Based Employee Compensation Costs Related to Stock Option and Employee Stock Purchase Plans

For the Twelve Months
Ended December 31, 2005
Diluted EPS (GAAP)	$2.43
Per share impact of restructuring and related costs	.04

Diluted EPS excluding restructuring and related costs	2.47
Per share impact of share-based employee compensation costs related to stock option and employee stock purchase plans	(.12)

Diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans	$2.35

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

Amounts in Millions	For the Three Months	For the Six Months
	Ended July 1, 2005	Ended July 1, 2005
Operating income, as reported	$8.4	$70.3
Add: Share-based employee compensation expense included in reported operating income	.7	1.3
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	3.5	7.2

Pro forma operating income	$5.6	$64.4

Management provides operating income including share-based employee compensation costs related to stock option and employee stock purchase plans to provide comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).
Accounts Receivable and Inventory
Accounts receivable was $125.8 million as of June 30, 2006. Excluding SmartWool’s $6.0 million, accounts receivable decreased 8.3% to $119.8 million as of June 30, 2006, compared with $130.6 million as of July 1, 2005. The reduction in comparable receivables in the second quarter of 2006 reflected solid collection efforts on reduced revenues. Days sales outstanding were 50 days as of June 30, 2006, compared with 49 days as of July 1, 2005. Wholesale days sales outstanding were 58 days and 59 days for the second quarters ended 2006 and 2005, respectively.
Inventory was $211.0 million as of June 30, 2006. Excluding SmartWool’s $11.8 million, inventory decreased 8.0% to $199.1 million as of June 30, 2006, compared with $216.5 million as of July 1, 2005. The reduction in comparable inventories in the

Form 10-Q

second quarter of 2006 reflected continued efforts to reduce excess inventory as a percentage of overall mix.
Liquidity and Capital Resources
Net cash used by operations for the first half of 2006 was $35.6 million, compared with $37.5 million for the first half of 2005. The decrease in the use of cash in the first half of 2006 compared with 2005 was primarily due to reduced net income offset by a reduction in our investment in working capital. In the first six months of 2006, our net investment in working capital was $84.5 million compared to $112.3 million in 2005. The reduction in inventory reflected continued aggressive efforts to reduce excess inventory as a percentage of overall mix. The reduction in receivables reflected reduced revenue, offset by business mix effects from higher international growth. The reduction in cash used for accruals resulted from lower payroll related accruals at June 30, 2006, compared with December 31, 2005, than in the comparable period for the prior year. The increase in prepaids was driven by investment in concept shop fixturing and the timing of payments. The reduction in income taxes payable is due to reduced net income and payment timing.
Net cash used for investing activities amounted to $16.3 million in the first half of 2006, compared with $10.0 million in the first half of 2005. Capital expenditures accounted for $2.9 million of this increase with growth primarily driven by investments in information systems and manufacturing and distribution equipment. The increase in other investing activities primarily relates to our acquisition of certain assets of GoLite LLC, including trademarks.
Net cash used for financing activities was $55.5 million in the first half of 2006, compared with $66.8 million in the first half of 2005. Cash flows from financing activities reflected share repurchases of $69.9 million in the first six months of 2006, compared with $80.3 million in the first six months of 2005. We received cash inflows of $12.1 million in the first half of 2006 from the issuance of common stock related to the exercise of employee stock options, compared with $13.5 million in the first half of 2005.
On June 2, 2006, we entered into an amended and restated unsecured committed revolving credit facility with a group of banks (“Agreement”). The Agreement amends and restates the Amended and Restated Revolving Credit Agreement dated as of April 30, 2004. The Agreement expires on June 2, 2011 and provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 5.3% at June 30, 2006), plus an applicable margin of between 13.5 and 47.5 basis points based on a fixed charge coverage grid that is adjusted quarterly. At June 30, 2006, the applicable margin under the facility was 27 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We will also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. At June 30, 2006, the commitment fee was 8 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1 and a leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
On December 20, 2005, we entered into a $4.5 million committed revolving credit agreement that matures on December 19, 2006 to provide for SmartWool’s working capital requirements. Up to $3 million of the facility may be used for letters of credit.
We had uncommitted lines of credit available from certain banks totaling $50 million at June 30, 2006. Any borrowings under these lines would be at prevailing money market rates (approximately 5.6% at June 30, 2006). Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.
As of June 30, 2006 and July 1, 2005, we had no borrowings outstanding under any of our credit facilities.
Management believes that our capital needs and our share repurchase program for the balance of 2006 will be funded through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A, Risk Factors, of this report, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

Form 10-Q

Off Balance Sheet Arrangements
As of June 30, 2006 and July 1, 2005, we had letters of credit outstanding of $40.3 million and $32.4 million, respectively. These letters of credit were issued predominantly for the purchase of inventory. The increase in letters of credit outstanding was driven by higher apparel purchases and obligations associated with provisional anti-dumping duties on European Union footwear sourced in China and Vietnam. As of June 30, 2006, the Company had $157.3 million in foreign currency contracts outstanding, all of which are due to settle within the next 10 months.
We have the following off balance sheet arrangements:
(Dollars in Millions)

Total Amounts
June 30, 2006	Committed

Lines of credit	$—
Letters of credit	40.3
Foreign currency contracts	157.3

Total	$197.6

We use funds from operations and unsecured committed and uncommitted lines of credit as the primary sources of financing for our seasonal and other working capital requirements. Our principal risks to these sources of financing are the impact on our financial condition from economic downturns, a decrease in the demand for our products, increases in the prices of materials and a variety of other factors. We anticipate that capital requirements for the balance of 2006 will be met through the use of our current cash balances, through our existing credit facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and through cash flow from operations, without the need for additional permanent financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires a company to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on our consolidated financial position and results of operations.

Form 10-Q

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and income/(loss). We regularly assess these risks and have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these and other potential exposures.
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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. At June 30, 2006 and July 1, 2005, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations by hedging the related transactions with foreign currency forward contracts. These foreign currency forward contracts will expire in 10 months or less. Based upon sensitivity analysis as of June 30, 2006, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $16.2 million, compared with $13.3 million at July 1, 2005. The increase at June 30, 2006, compared with July 1, 2005, is primarily related to an increase in our foreign currency denominated net assets at June 30, 2006, compared with July 1, 2005.
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
Based on their evaluation as of June 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On March 22, 2006, the European Commission imposed provisional duties on leather upper footwear originating from China and Vietnam and imported into European Member States. These provisional duties, which began on April 7, 2006, are expected to be effective for a six-month period and will be phased in over a period of five months, beginning at a rate of about 4% and ending at a 19.4% rate for China sourced footwear and at a 16.8% rate for Vietnam sourced footwear. These duties may become definitive on or before October 7, 2006. The Company is advancing strategies in response to this action, including potential price increases on footwear products sold in Europe. Our estimate is that the implementation of such duties will likely reduce our 2006 operating profits in the range of $7-$8 million. The implementation of these duties, which results in additional expenses in lower tax rate jurisdictions, has also had a negative impact on the Company’s effective tax rate, which is estimated at 34.5% for 2006.

Form 10-Q

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the Three Fiscal Months Ended June 30, 2006

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs

April 1 — April 28	306,708	$34.05	306,708	6,165,311
April 29 — May 26	381,355	28.83	381,355	5,783,956
May 27 — June 30	485,018	27.18	485,018	5,298,938

Q2 Total	1,173,081	$29.51	1,173,081
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	10/27/2005	2,000,000	None
Program 2	02/09/2006	6,000,000	None
Program 1 was completed on May 12, 2006. No other existing programs expired or were terminated during the reporting period. See Note 12 to our unaudited condensed consolidated financial statements in this Form 10-Q for additional information.

*	Fiscal month

**	Based on trade date — not settlement date

Form 10-Q

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	We held our Annual Meeting of Stockholders on May 18, 2006 (the “Annual Meeting”).

(b)	At the Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

	Total Votes for	Total Votes Withheld
Nominee	Each Director	from Each Director
Ian W. Diery	45,032,452	3,082,349
Irene M. Esteves	43,600,257	4,514,544
John A. Fitzsimmons	45,014,982	3,099,819
The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:

	Total Votes for	Total Votes Withheld
Nominee	Each Director	from Each Director
Sidney W. Swartz	162,063,387	3,488,014
Jeffrey B. Swartz	162,987,619	2,563,782
Virginia H. Kent	163,020,413	2,575,988
Kenneth T. Lombard	162,613,402	2,937,999
Edward W. Moneypenny	162,109,479	3,441,922
Peter R. Moore	161,529,177	4,022,224
Bill Shore	160,289,174	5,262,227
Terdema L. Ussery, II	162,630,588	2,920,813
There were no abstentions or broker non-votes with respect to the election of the director nominees.

Form 10-Q

Item 6. EXHIBITS

Exhibits.

Exhibit 10.1	—	Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent, filed herewith.

Exhibit 31.1	—	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	—	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	—	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	—	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: August 8, 2006	By:	/s/ BRIAN P. MCKEON
Brian P. McKeon
Executive Vice President-Finance and Administration, Chief Financial Officer

Date: August 8, 2006	By:	/s/ JOHN CRIMMINS
John Crimmins
Vice President, Corporate Controller and Chief Accounting Officer

Form 10-Q

EXHIBIT INDEX

Exhibit	Description

Exhibit 10.1
Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent, filed herewith.

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