Form 10-Q
period 2006-09-29
TIMBERLAND CO
filed 2006-11-08
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2006
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
☐ Yes       ☑ No
On October 27, 2006, 50,676,027 shares of the registrant’s Class A Common Stock were outstanding and 11,743,660 shares of the registrant’s Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q

     PART I FINANCIAL INFORMATION
     Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 29,	September 30,
	2006	2005	December 31, 2005
Assets
Current assets
Cash and equivalents	$61,850	$117,634	$213,163
Accounts receivable, net of allowance for doubtful accounts of $13,002 at September 29, 2006, $10,243 at September 30, 2005 and $8,755 at December 31, 2005	330,384	298,172	168,831
Inventory, net	250,522	242,622	167,132
Prepaid expense	41,059	31,994	33,502
Deferred income taxes	18,416	23,524	26,934
Derivative assets	1,388	5,122	6,044

Total current assets	703,619	719,068	615,606

Property, plant and equipment, net	86,201	77,373	82,372
Deferred income taxes	8,261	—	—
Goodwill	39,533	14,163	39,503
Intangible assets, net	42,597	4,579	40,909
Other assets, net	10,467	10,007	10,264

Total assets	$890,678	$825,190	$788,654

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$54,200	$—	$—
Accounts payable	127,440	125,670	97,294
Accrued expense
Payroll and related	34,275	39,520	48,721
Other	88,374	64,173	53,121
Income taxes payable	34,087	47,844	44,210
Derivative liabilities	1,455	—	—

Total current liabilities	339,831	277,207	243,346

Deferred compensation and other long-term liabilities	13,486	15,274	16,046
Deferred income taxes	—	5,051	1,075
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 72,512,804 shares issued at September 29, 2006, 71,688,107 shares issued at September 30, 2005 and 71,804,959 shares issued at December 31, 2005	725	717	718
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at September 29, 2006, September 30, 2005 and December 31, 2005	117	117	117
Additional paid-in capital	211,370	211,603	214,483
Deferred compensation	—	(30,498)	(27,166)
Retained earnings	807,093	692,124	739,004
Accumulated other comprehensive income	10,443	10,203	8,696
Treasury Stock at cost; 21,603,950 Class A shares at September 29, 2006, 17,330,185 Class A shares at September 30, 2005 and 18,921,290 Class A shares at December 31, 2005	(492,387)	(356,608)	(407,665)

Total stockholders’ equity	537,361	527,658	528,187

Total liabilities and stockholders’ equity	$890,678	$825,190	$788,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Revenue	$502,980	$505,913	$1,079,396	$1,100,393
Cost of goods sold	266,324	258,555	563,816	547,894

Gross profit	236,656	247,358	515,580	552,499

Operating expense
Selling	123,660	111,259	324,014	297,236
General and administrative	32,300	28,462	88,568	77,304
Restructuring and related costs	(92)	2,531	820	2,531

Total operating expense	155,868	142,252	413,402	377,071

Operating income	80,788	105,106	102,178	175,428

Other income/(expense)
Interest income/(expense), net	(308)	570	1,463	2,734
Other, net	494	(900)	2,087	238

Total other income/(expense)	186	(330)	3,550	2,972

Income before provision for income taxes	80,974	104,776	105,728	178,400

Provision for income taxes	29,099	35,624	37,639	60,656

Net income	$51,875	$69,152	$68,089	$117,744

Earnings per share
Basic	$.84	$1.04	$1.08	$1.76
Diluted	$.82	$1.02	$1.06	$1.72
Weighted-average shares outstanding
Basic	62,120	66,175	62,910	66,892
Diluted	63,062	67,697	64,069	68,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months Ended
	September 29,	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$68,089	$117,744
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	(495)	(3,488)
Share-based compensation	16,417	3,791
Depreciation and other amortization	20,413	18,190
Tax benefit from share-based compensation, net of excess benefit	1,284	6,490
Other non-cash charges/(credits), net	(1,969)	1,966
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(155,614)	(154,003)
Inventory	(79,369)	(116,360)
Prepaid expense	(6,302)	(5,881)
Accounts payable	27,204	79,693
Accrued expense	19,365	(18,837)
Income taxes payable	(10,204)	13,157

Net cash used by operating activities	(101,181)	(57,538)

Cash flows from investing activities:
Additions to property, plant and equipment	(21,878)	(15,704)
Other	(4,241)	147

Net cash used by investing activities	(26,119)	(15,557)

Cash flows from financing activities:
Common stock repurchases	(95,543)	(128,906)
Issuance of common stock	13,478	17,668
Net borrowing under short-term credit facilities	54,200	—
Excess tax benefit from share-based compensation	2,605	—

Net cash used by financing activities	(25,260)	(111,238)

Effect of exchange rate changes on cash and equivalents	1,247	(7,149)

Net decrease in cash and equivalents	(151,313)	(191,482)
Cash and equivalents at beginning of period	213,163	309,116

Cash and equivalents at end of period	$61,850	$117,634

Supplemental disclosures of cash flow information:
Interest paid	$693	$290
Income taxes paid	$44,416	$43,987
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
In the third quarter and the first nine months of 2006, we recorded $1,107 and $2,774 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. In the third quarter and the first nine months of 2005, we recorded $1,295 and $3,223 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs are included in selling expense and were $3,846 and $5,733 for the third quarters of 2006 and 2005, and $11,910 and $14,744 for the first nine months of 2006 and 2005, respectively.
Note 2. Historical Financial Results
The results of operations for the three and nine months ended September 29, 2006 are not necessarily indicative of the results to be expected for the full year. Historically, our revenue has been more heavily weighted to the second half of the year.
Note 3. Share-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period, with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of adoption, for which expense continues to be recognized on a graded schedule over the vesting period of the award. Share-based compensation costs, which are recorded in cost of goods sold and selling and general and administrative expenses, totaled $5,450 ($3,493 net of taxes) and $16,417 ($10,573 net of taxes) for the three and nine months ended September 29, 2006, respectively.
As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes for the three and nine months ended September 29, 2006 are $2,375 and $7,906 lower, respectively, and the Company’s net income for the three and nine months ended September 29, 2006 are $1,521 and $5,091 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Had the Company not adopted SFAS 123(R), basic and diluted earnings per share for the three and nine months ended September 29, 2006 would have been:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 29, 2006	September 29, 2006
Basic earnings per share, as reported	$.84	$1.08
Pro forma basic earnings per share	.86	1.16
Diluted earnings per share, as reported	.82	1.06
Pro forma diluted earnings per share	.85	1.14
Prior to January 1, 2006, the Company applied the intrinsic value method in APB Opinion 25 and related interpretations in accounting for our stock plans, SFAS 123, and SFAS 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123,” for disclosure purposes. In our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005, no compensation expense was recognized for stock option grants. However, the Company recognized compensation expense for nonvested share awards of $2,467 ($1,629 net of taxes) and $3,791 ($2,502 net of taxes), respectively. The following table illustrates the effects on net income and earnings per share had compensation expense for stock option grants issued been determined under the fair value method of SFAS 123 for the three and nine months ended September 30, 2005:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$69,152	$117,744
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	1,629	2,502
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	3,822	8,585

Pro forma net income	$66,959	$111,661

Basic earnings per share, as reported	$1.04	$1.76
Pro forma basic earnings per share	$1.01	$1.67
Diluted earnings per share, as reported	$1.02	$1.72
Pro forma diluted earnings per share	$.99	$1.63
Financial statement amounts for the three and nine months ended September 30, 2005 have not been restated to reflect the fair value method of expensing share-based compensation.
Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Effective January 1, 2006 and in accordance with SFAS 123(R), the Company changed its cash flow presentation whereby the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation expense recognized for share-based awards (“excess tax benefits”) are now classified as financing cash flows. In the unaudited condensed consolidated statement of cash flows for the nine months ended September 29, 2006, the total excess tax benefit of $2,605 related to share-based compensation included in cash flows from financing activities would have been included in cash flows from operating activities if the Company had not adopted SFAS 123(R).
The Company received $13,478 in proceeds on the exercise of stock options under the Company’s stock option and employee stock purchase plans and recorded a tax benefit of $4,288 related to these stock option exercises during the nine months ended September 29, 2006.
Under the provisions of SFAS 123(R), the Company is required to estimate the number of all share-based awards that will be forfeited. Effective January 1, 2006, the Company uses historical data to estimate forfeitures. Prior to the adoption of SFAS 123(R), the Company recognized the impact of forfeitures as they occurred.
Shares issued upon the exercise of stock options under the Company’s stock option and employee stock purchase plans are normally from authorized but unissued shares of the Company’s Class A Common Stock. However, to the extent that the Company has treasury shares issued, such shares may be reissued upon the exercise of stock options.

Stock Options
Under the Company’s 1997 Incentive Plan, as amended (the “1997 Plan”), 16,000,000 shares of Class A Common Stock have been reserved for issuance to officers, directors and key employees. In addition to stock options, any of the following incentives may be awarded to participants under the 1997 Plan: stock appreciation rights (“SARs”), nonvested shares, unrestricted stock, awards entitling the recipient to delivery in the future of Class A Common Stock or other securities, securities that are convertible into, or exchangeable for, shares of Class A Common Stock and cash bonuses. Option grants and vesting periods are determined by the Management Development and Compensation Committee of the Board of Directors. Outstanding stock options granted under the 1997 Plan are granted with an exercise price equal to market value at date of grant and become exercisable either in equal installments over three years, beginning one year after the grant date, or become exercisable two years after the grant date. Prior to 2006, most stock options granted under the 1997 Plan were exercisable in equal installments over four years. All options expire ten years after the grant date.
Under our 2001 Non-Employee Directors Stock Plan, as amended (the “2001 Plan”), we have reserved 400,000 shares of Class A Common Stock for the granting of stock options to eligible non-employee directors of the Company. Under the terms of the 2001 Plan, stock option grants are awarded on a predetermined formula basis. Unless terminated by our Board of Directors, the 2001 Plan will be in effect until all shares available for issuance have been issued, pursuant to the exercise of all options granted. The exercise price of options granted under the 2001 Plan is the market value of the stock on the date of the grant. Initial awards of stock options granted under the 2001 Plan to new directors become exercisable in equal installments over three years and annual awards of options granted under the 2001 Plan become fully exercisable one year from the date of grant and, in each case, expire ten years after the grant date. Stock options granted under the 2001 Plan prior to December 31, 2004 become exercisable in equal installments over four years, beginning one year after the grant date, and expire ten years after the grant date.
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. The expected term of options is estimated using the historical exercise behavior of employees and directors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve corresponding to the stock option’s average life.

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Expected volatility	29.9%	28.3%	30.2%	29.6%
Risk-free interest rate	4.9%	4.0%	4.7%	3.6%
Expected life (in years)	4.0	4.1	4.2	5.1
Expected dividends	—	—	—	—
The following summarizes transactions under all stock option arrangements for the nine months ended September 29, 2006:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding at January 1, 2006	5,708,184	$25.15
Granted	784,231	33.06
Exercised	(707,845)	17.63
Expired or forfeited	(285,954)	29.35

Outstanding at September 29, 2006	5,498,616	$27.02	6.9	$21,874

Exercisable at September 29, 2006	3,034,174	$23.67	5.7	$18,630

The weighted-average grant date fair values per share of stock options granted, for which exercise price equals market value at the date of grant, were $8.55 and $9.94 for the three months ended September 29, 2006 and September 30, 2005, respectively, and $10.46 and $11.57 for the nine months ended September 29, 2006 and September 30, 2005, respectively. The total intrinsic values of stock options exercised during the three months ended September 29, 2006 and September 30, 2005 were $1,354 and $4,252, respectively, and $11,307 and $17,631 for the nine months ended September 29, 2006 and September 30, 2005, respectively.
Information on stock options outstanding and exercisable as of September 29, 2006 is as follows:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Term (Years)	Price	Exercisable	Price
$5.27	—	17.74	804,539	4.05	$14.28	802,414	$14.28
17.81	—	19.10	125,129	5.56	18.20	112,254	18.20
19.12	—	19.49	683,890	6.42	19.48	431,784	19.47
19.50	—	27.22	561,207	6.89	24.67	363,706	24.21
27.53	—	28.50	654,326	5.51	28.40	520,180	28.50
28.63	—	30.82	119,384	8.10	29.28	24,100	29.50
30.88	—	31.29	928,902	7.36	31.29	465,848	31.29
31.32	—	35.01	822,050	9.03	34.06	63,311	32.12
35.02	—	35.27	3,950	8.99	35.14	486	35.23
35.42	—	39.70	795,239	8.36	35.69	250,091	35.78

$5.27	—	39.70	5,498,616	6.86	$27.02	3,034,174	$23.67

Total unrecognized share-based compensation expense related to nonvested stock options was $11,585 as of September 29, 2006. The cost is expected to be recognized over the weighted-average period of 1.1 years.
Nonvested Shares
As noted above, the Company’s 1997 Plan provides for grants of nonvested shares. The Company generally grants nonvested shares with a three year vesting period, which is the same as the contractual term. Expense is recognized over the award’s requisite service period, which begins on the first day of the measurement period and ends on the last day of the vesting period. The Company has assumed no forfeitures with respect to nonvested shares. The fair value of nonvested share grants is determined by the market value at the date of the grant. Changes in the Company’s nonvested shares for the nine months ended September 29, 2006 are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2006	698,061	$36.27
Awarded	377,770	26.47
Vested	(143,355)	34.40

Unvested at September 29, 2006	932,476	$32.59

The total fair value of shares vested during the nine months ended September 29, 2006 was $4,250.
Unrecognized compensation expense related to nonvested share grants was $20,546 as of September 29, 2006. The expense is expected to be recognized over a weighted-average period of 1.7 years.
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

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Expected volatility	28.7%	25.9%	28.7%	25.9%
Risk-free interest rate	5.3%	3.2%	4.7%	2.8%
Expected life (in months)	6	6	6	6
Expected dividends	—	—	—	—
The weighted-average fair values of the Company’s ESP Plan purchase rights were approximately $6.27 and $7.99 for the three months ended September 29, 2006 and September 30, 2005, respectively. The weighted-average fair values of the Company’s ESP Plan purchase rights were approximately $6.64 and $6.91 for the nine months ended September 29, 2006 and September 30, 2005, respectively.
Total unrecognized compensation expense related to the unvested portion of the Company’s ESP awards was $119 as of September 29, 2006. The expense is expected to be recognized in the fourth quarter of 2006.
Note 4. Earnings Per Share
Basic earnings per share excludes common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised and nonvested shares vested. The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the three and nine months ended September 29, 2006 and September 30, 2005:

	For the Three Months Ended
	September 29, 2006			September 30, 2005
		Weighted	Per-		Weighted	Per-
	Net	-Average	Share	Net	-Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$51,875	62,120	$.84	$69,152	66,175	$1.04
Effect of dilutive securities	—	942	(.02)	—	1,522	(.02)

Diluted EPS	$51,875	63,062	$.82	$69,152	67,697	$1.02

	For the Nine Months Ended
	September 29, 2006			September 30, 2005
		Weighted	Per-		Weighted	Per-
	Net	-Average	Share	Net	-Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$68,089	62,910	$1.08	$117,744	66,892	$1.76
Effect of dilutive securities	—	1,159	(.02)	—	1,467	(.04)

Diluted EPS	$68,089	64,069	$1.06	$117,744	68,359	$1.72

The following securities (in thousands) were outstanding as of September 29, 2006 and September 30, 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Options to purchase shares of common stock	3,392	903	2,573	659
Note 5. Comprehensive Income
     Comprehensive income for the three and nine months ended September 29, 2006 and September 30, 2005 is as follows:

	For the Three Months Ended		For the Nine Months Ended
		September 30,
	September 29, 2006	2005	September 29, 2006	September 30, 2005
Net income	$51,875	$69,152	$68,089	$117,744
Change in cumulative translation adjustment	(769)	(699)	7,584	(14,068)
Change in fair value of derivative financial instruments, net of taxes	4,468	(1,176)	(5,837)	14,045

Comprehensive income	$55,574	$67,277	$69,836	$117,721

For the three months ended September 29, 2006 and September 30, 2005, the after tax hedging gains/(losses) reclassified to earnings were $(2,165) and $2,444, respectively. For the nine months ended September 29, 2006 and September 30, 2005, the after tax hedging gains/(losses) reclassified to earnings were $(259) and $1,384, respectively.
Note 6. Business Segments and Geographic Information
We manage our business in three reportable segments, each sharing similar product, distribution and marketing. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International.
The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. This segment also includes royalties from licensed products sold in the United States, the management costs and expenses associated with our worldwide licensing efforts and certain marketing expenses and value added services. For the three and nine months ended September 30, 2005, marketing expenses of $3,121 and $4,132, respectively, were reclassified from our unallocated corporate segment to U.S. Wholesale as the expenses were deemed to be primarily related to our U.S. Wholesale business.
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
The Unallocated Corporate component of segment reporting consists primarily of corporate finance, information services, legal and administrative expenses, United States distribution expenses, global marketing support expenses, worldwide product development and other costs incurred in support of Company-wide activities. It also includes the costs related to share-based compensation. Additionally, Unallocated Corporate includes total other income, which is primarily interest income, net, and other miscellaneous income, net. Such income is not allocated among the reported business segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on operating contribution, which represents pre-tax income before unallocated corporate expenses, interest and other income/(expense), net, and operating cash flow measurements. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, manufacturing/sourcing assets, computers and related equipment and United States transportation and distribution equipment.
For the Three Months Ended September 29, 2006 and September 30, 2005

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated
2006

Revenue	$202,110	$45,858	$255,012	$—	$502,980
Operating income/(loss)	61,814	2,867	71,290	(55,183)	80,788
Income/(loss) before income taxes	61,814	2,867	71,290	(54,997)	80,974
Total assets	347,505	36,772	418,182	88,219	890,678
Goodwill	31,745	794	6,994	—	39,533

2005

Revenue	$220,694	$46,595	$238,624	$—	$505,913
Operating income/(loss)	75,243	5,512	76,498	(52,147)	105,106
Income/(loss) before income taxes	75,243	5,512	76,498	(52,477)	104,776
Total assets	291,324	34,424	369,029	130,413	825,190
Goodwill	6,804	794	6,565	—	14,163
For the Nine Months Ended September 29, 2006 and September 30, 2005

		U.S.
		Consumer		Unallocated
	U.S. Wholesale	Direct	International	Corporate	Consolidated
2006

Revenue	$414,263	$112,157	$552,976	$—	$1,079,396
Operating income/(loss)	108,904	2,944	124,753	(134,423)	102,178
Income/(loss) before income taxes	108,904	2,944	124,753	(130,873)	105,728

2005

Revenue	$438,036	$119,899	$542,458	$—	$1,100,393
Operating income/(loss)	139,616	12,746	140,588	(117,522)	175,428
Income/(loss) before income taxes	139,616	12,746	140,588	(114,550)	178,400

Note 7. Inventory
Inventory, net of reserves, consists of the following:

	September 29, 2006	September 30, 2005	December 31, 2005
Materials	$4,469	$3,792	$3,483
Work-in-process	998	2,068	762
Finished goods	245,055	236,762	162,887

Total	$250,522	$242,622	$167,132

Note 8. Notes Payable
We have an unsecured committed revolving credit agreement with a group of banks which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100,000 for a total commitment of $300,000. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (5.3% as of September 29, 2006), plus an applicable margin of between 13.5 and 47.5 basis points based on a fixed charge coverage grid that is adjusted quarterly. As of September 29, 2006, the applicable margin under the facility was 27 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100,000. We will also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of September 29, 2006, the commitment fee was 8 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1 and a leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
We had uncommitted lines of credit available from certain banks totaling $50,000 as of September 29, 2006. Borrowings under these lines are at prevailing money market rates (5.8% as of September 29, 2006). Further, we had an uncommitted letter of credit facility of $80,000 to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.
As of September 29, 2006, we had short-term borrowings outstanding of $54,200, comprised of $45,000 from our revolving credit agreement and $9,200 from our uncommitted lines of credit. As of September 29, 2006, the weighted-average interest rate on these borrowings was 5.6%. As of September 30, 2005, we had no short-term borrowings outstanding under any of our credit facilities.
Note 9. Nonvested Share Awards and Other
In 2004, our Board of Directors approved awards of nonvested share grants of Class A Common Stock under the Company’s 1997 Incentive Plan, as amended, and a cash incentive award. The award of these nonvested share grants and the cash incentive award are based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2005 performance targets, 377,770 of nonvested shares with a value of $10,000 were issued on July 5, 2006 and will fully vest three years from that date. Based on the achievement of 2004 performance targets, 275,117 of nonvested shares with a value of $10,873 were issued on July 5, 2005 and will vest equally over three years from that date. An additional award, based on the achievement of a separate performance target, of 200,000 nonvested shares with a value of $7,904 was also issued on July 5, 2005 and will vest two years after that date. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. Through December 31, 2005, we recorded deferred compensation in stockholders’ equity on our unaudited condensed consolidated balance sheet to reflect these awards. Under the provisions of SFAS 123(R), we are no longer permitted to record deferred compensation in stockholders’ equity for unvested awards. For the measurement period from January 1, 2006 through December 31, 2006, an award of $8,732 may be made in 2007 if certain targeted performance goals are achieved. The award amount will vary based upon the degree to which these performance goals are attained. As of September 29, 2006, we estimate the award amount will be approximately $1,424.

The number of shares to be awarded will be determined by the share price on the issuance date. Additionally, a cash incentive award of up to $3,000 may be awarded in 2007 based on the achievement of a performance target over a three year measurement period from January 1, 2004 through December 31, 2006. As of September 29, 2006, we estimate the performance target for the cash incentive award will not be achieved.
In March 2005, our Board of Directors approved an additional cash incentive award of $1,250, which will be paid in 2007 and was based on the achievement of a performance target over a one year measurement period from January 1, 2005 through December 31, 2005. This award is recorded in other long-term liabilities on the unaudited condensed consolidated balance sheet as of September 29, 2006.
In September 2006, our Board of Directors approved an additional future award of $1,000 of nonvested share grants of Class A Common Stock under the Company’s 1997 Incentive Plan, as amended, and a $2,000 cash incentive award. These awards may be issued in 2007 based on the achievement of a revenue target over a twelve month measurement period from September 30, 2006 through September 28, 2007.
Note 10. Restructuring Costs
During the first quarter of 2006, we initiated a plan to create a European finance shared service center in Schaffhausen, Switzerland. This shared service center will be responsible for all transactional and statutory financial activities for which certain activities are currently performed by our locally based finance organizations.
On July 6, 2005, the Company announced plans to consolidate our Caribbean manufacturing operations. We ceased operations in our Puerto Rico manufacturing facility at the end of 2005 and are expanding our manufacturing volume in the Dominican Republic.
The following table sets forth our restructuring activity for the nine months ended September 29, 2006:

	Restructuring			Restructuring
	Liabilities as of		Cash	Liabilities as of
	December 31, 2005	Charges	Payments	September 29, 2006
Severance and employment related charges	$3,784	$612	$(3,562)	$834
Other charges	179	208	(373)	14

Total	$3,963	$820	$(3,935)	$848

Severance and employment related charges consist primarily of severance, health benefits and other employee related costs incurred due to these two restructuring plans. Other charges consist of fees related to the closing of our manufacturing facility in Puerto Rico only. Credits recorded for the three months ended September 29, 2006 reflect adjustments to our estimated restructuring liabilities related to the closing of the Puerto Rico manufacturing facility. The following tables detail the charges and payments by location:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 29, 2006	September 29, 2006
Severance and employment related charges:
European shared service center	$91	$596
Puerto Rico manufacturing facility	(153)	16

Total severance and employment related charges	(62)	612
Other charges	(30)	208

Total	$(92)	$820

	For the Three	For the Nine
	Months Ended	Months Ended
	September 29, 2006	September 29, 2006
Severance and employment related cash payments:
European shared service center	$270	$270
Puerto Rico manufacturing facility	42	3,292

Total severance and employment related cash payments	312	3,562
Other cash payments	90	373

Total	$402	$3,935

European finance shared service center restructuring activity will continue through the second quarter of 2007. The Puerto Rico closure was completed in the second quarter of 2006, but we will continue to make cash payments for severance benefits through the second quarter of 2007.
Total additional charges of approximately $200 are expected to be incurred in the fourth quarter of 2006 and $100 in 2007, which are expected to cover the remaining severance and employment related charges for the European finance shared service center restructuring activity.
Note 11. Income Taxes
The effective tax rate for the three and nine months ended September 29, 2006 was 35.9% and 35.6%, respectively. The effective tax rate was adjusted in the third quarter of 2006 to increase our full year 2006 tax rate estimate from 34.5% to 35.6%. This increase reflects updated estimates of the geographic mix of our profits and provisions for specific tax reserves. The effective tax rate for the three and nine months ended September 30, 2005 was 34.0%.
Note 12. Share Repurchase
On February 7, 2006, our Board of Directors approved an additional repurchase of 6,000,000 shares of our Class A Common Stock. As of September 29, 2006, 4,370,203 shares remained under this authorization. Shares repurchased totaled 928,735 during the quarter ended September 29, 2006.
We may use repurchased shares to offset future issuances under the Company’s stock-based employee incentive plans. From time to time, we use Rule 10b5-1 plans to facilitate share repurchases.
Note 13. Litigation
We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.
Note 14. New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires a company to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on our consolidated financial position and results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 157 will have on our consolidated financial position and results of operations.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108 which provides interpretations regarding the process of quantifying prior year financial statement misstatements for the purposes of a materiality assessment. SAB 108 provides guidance that the following two methodologies should be used to quantify prior year income statement misstatements: i) the error is quantified as the amount by which the current period income statement is misstated and ii) the error is quantified as the cumulative amount by which the current year balance sheet is misstated.

SAB 108 concludes that a Company should evaluate whether a misstatement is material using both of these methodologies. The interpretation is effective for evaluations made on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the unaudited condensed consolidated financial statements and related notes. Included herein are discussions and reconciliations of (i) total Company and International revenue changes to constant dollar revenue changes and (ii) diluted EPS to diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans for 2005. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, and diluted EPS to diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans are not Generally Accepted Accounting Principle (“GAAP”) performance measures. We provide constant dollar revenue changes for total Company and International results because we use the measure to understand revenue changes excluding any impact from foreign exchange rate changes. Management provides diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans for 2005 to understand earnings excluding restructuring and related costs and to provide comparability to reported results that include share-based employee compensation costs as prescribed by Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.”
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
Recent Developments
European Union (EU) Duties
On March 22, 2006, the European Commission imposed provisional duties on leather upper footwear originating from China and Vietnam and imported into European Member States. These provisional duties, which began on April 7, 2006, were effective for a six month period and were phased in over a period of five months, beginning at a rate of about 4% and ending at a 19.4% rate for China sourced footwear and at a 16.8% rate for Vietnam sourced footwear. These duties became definitive on October 7, 2006, for a period of two years, with a final 16.5% rate for China sourced footwear and a 10% rate for

Vietnam sourced footwear. Pursuant to EU regulations, only provisional duties which do not exceed the definitive duty rates will be collected. Children’s footwear with leather uppers was excluded from the provisional duties, but is subject to definitive duties. Our estimate is that the implementation of these duties will likely reduce our 2006 operating profits in the range of $6-$7 million and our 2007 operating profits in the range of $9-$10 million. The implementation of these duties, which results in additional expenses in lower tax rate jurisdictions, has also had a negative impact on the Company’s effective tax rate, which is estimated at 35.6% for 2006.
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
Highlights of our third quarter 2006 financial performance, compared to the third quarter of 2005, include the following:
•	Third quarter revenue of $503.0 million was down slightly versus the prior year period as gains in new brands (including SmartWool®), Timberland® apparel, casual footwear and Timberland PRO® footwear were offset by anticipated declines in boots and kids’ sales.

•	Operating profit for the quarter was $80.8 million compared to $105.1 million in the third quarter of 2005. Profit declines reflected gross margin pressures from business mix impacts and higher comparable product costs, as well as increased operating expenses associated with new businesses, global business expansion and growth category development.

•	Gross margin decreased from 48.9% to 47.1%, reflecting higher comparable product costs, including effects from anti-dumping duties on footwear imported into the European Union, unfavorable foreign exchange hedge rate changes and lower U.S. outlet store margins.

•	Operating expenses increased 9.6% to $155.9 million with growth primarily attributed to investments in new businesses and global category development, International business expansion and higher share-based compensation costs, reflecting new accounting requirements. Excluding restructuring, operating expenses increased 11.6%.

•	Diluted EPS decreased from $1.02 to $.82.

•	Cash at the end of the quarter was $61.9 million.

•	Short-term debt outstanding at the end of the quarter was $54.2 million.

•	We continue to maintain our focus on serving as a reference for socially responsible companies through our commitment to community. In September, we hosted our ninth annual Serva-a-palooza, mobilizing over 6,300 employees, consumers and community partners in projects that impacted 150 communities in 32 countries. In addition, six employees spent three weeks conducting environmental research in the Rift Valley of Kenya in conjunction with Earthwatch Institute. We are also pleased to report that for the third consecutive year, we have been recognized by Working Mother as one of the top companies to work for in the U.S.
Based on current trends, we are modifying our outlook for full year 2006 financial results, reflecting expectations for more moderate growth in the fourth quarter. We are now targeting fourth quarter revenue growth in the mid-single digit range, reflecting goals for relatively flat U.S. growth which will offset targeted double digit gains in our International business. We also expect continued pressure on operating margins. We expect that gross margin will be approximately 200 basis points below prior year levels, reflecting anticipated business mix impacts and effects from the implementation of anti-dumping duties on EU footwear sourced in China and Vietnam which will lower gross profit by approximately $3 million in the fourth quarter of 2006. We plan to continue to support investment against our growth strategies, including continued global expansion and development of Timberland’s business portfolio, which will drive fourth quarter operating expense growth in the 10% range. These factors contribute to our updated outlook for a decline in comparable EPS performance this year in the 30% range. For the purpose of comparison, we estimate that our 2005 EPS would have been approximately $2.35 after excluding restructuring and related costs and including costs related to stock options and our employee stock purchase plan.
As we look ahead to 2007, we anticipate continued pressure on operating profits in the first half of next year. We expect that soft sell-through rates in boots and kids’ products in the first half of 2006 will contribute to lower overall U.S. Wholesale sales in the first half of 2007 and will continue to constrain European growth results during this period. These factors will likely constrain first half revenue growth to the low single digit range. We also expect continued pressure on gross margins next year related to higher comparable product costs, reflecting rising material costs and wage cost pressures in Asia in 2007. We also expect gross margin pressures related to the implementation of anti-dumping duties on EU sourced footwear from China and Vietnam. The implementation of these duties will add an estimated $9-$10 million to product costs next year, with a likely $5 million impact in the first half of 2007. While we are targeting positive earnings gains in the second half of 2007, first half pressures will likely limit full year 2007 earnings per share to prior year levels.
Results of Operations for the Three Months Ended September 29, 2006 and September 30, 2005
Revenue
Consolidated revenue was $503.0 million in the third quarter of 2006, down 0.6% from the prior year period. Revenue results reflected gains in new brands, including the addition of SmartWool which added $15.3 million to third quarter revenues. Revenue results also reflected progress in developing key growth categories for Timberland including Timberland® apparel and women’s and men’s casual and Timberland PRO® footwear. These gains were offset by declines in boots and kids’ sales, primarily driven by lower sales in the U.S. and northern European markets.
Segments Review
We have three reportable business segments (see Note 6): U.S. Wholesale, U.S. Consumer Direct and International.
U.S. Wholesale revenues for the third quarter of 2006 were $202.1 million, down 8.4% in comparison to the prior year period, driven primarily by declines in kids’ footwear and boots. U.S. Wholesale revenues benefited from the addition of SmartWool, which added $12.0 million to third quarter 2006 revenues, and strong growth in Timberland PRO® footwear and Timberland® brand apparel sales.
U.S. Consumer Direct posted revenues of $45.9 million, down 1.6% from the prior year period. Sales results were driven primarily by lower comparable store sales at outlet stores, which were impacted by our decision to remove classic boot product from these stores as part of our strategy to strengthen overall pricing for these products in the U.S. market. U.S. specialty stores recorded solid comparable store gains in the third quarter of 2006. Our e-commerce business also posted strong gains over the prior year period. During the third quarter of 2006, we opened two new outlet stores in the U.S.
International revenues grew 6.9% to $255.0 million in the third quarter of 2006, reflecting 3.6% constant dollar growth, supported by gains across Asia, Canada and Europe. Overall, International revenues increased to 50.7% of total consolidated revenues for the quarter. European revenues increased 4.4%, or 0.4% on a constant dollar basis to $205.3 million. European sales results reflected strong gains in sales of casual footwear and apparel which were offset by lower sales of boots and kids’ footwear product, particularly in northern Europe, reflecting comparisons to very strong prior year sell-in levels for these categories. We continued to expand our retail presence in Europe with the third quarter 2006 addition of our new flagship store on Regent Street in London, which focuses on our new store format targeted at the casual “engager” consumer. For the fourth quarter of 2006, we are targeting solid revenue gains in Europe. This outlook reflects expectations for more favorable sell-in comparisons, as the prior year second half sell-in was weighted more heavily towards the third quarter.
In Asia, revenues grew 12.9%, or 14.9% in constant dollars, to $36.7 million, driven by strong gains in Japan and our Asian distributor business, which benefited from our continued expansion in China. Asia’s growth reflected gains in apparel and accessories, boots and casual footwear, supported by continued expansion of our integrated brand presence across the region. Our Asian retail business continued to expand in the third quarter of 2006 with the addition of six new stores and shops.
Products
Worldwide footwear revenue was $368.0 million in the third quarter of 2006, down 7.8% from the prior year period. Footwear results were driven primarily by declines in boots and kids’ footwear sales which offset gains in Timberland PRO® and women’s and men’s casual footwear. Footwear unit sales declined 15.1% primarily reflecting lower sales of kids’ footwear. The average selling price increased 8.6%, driven primarily by business mix impacts including lower kids’ sales, higher sales in international markets and benefits from favorable foreign exchange rate changes.
Worldwide apparel and accessories revenue expanded 27.5% to $129.4 million. This increase was supported by the addition of SmartWool, which added $15.3 million to global apparel and accessories revenue, and strong gains in Timberland® brand apparel sales globally. Apparel and accessories unit sales increased 48.4%, while the average selling price decreased by 14.1%, reflecting impacts from the addition of SmartWool’s products, which have lower average selling prices.
Channels
Worldwide wholesale revenues decreased 1.0% to $416.2 million as declines in sales of boots and kids’ footwear offset increases in apparel and accessories, Timberland PRO® footwear and women’s and men’s casual footwear. Global consumer direct revenues increased 1.3% over the prior year period to $86.8 million. Benefits from global door expansion and growth in our e-commerce business offset a 4.1% decline in global comparable store sales, which was driven primarily by a decline in comparable outlet store performance. During the quarter, we opened nine stores, shops and outlets and closed three worldwide.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 47.1% for the third quarter of 2006, down 180 basis points from the prior year period. This decrease reflects higher product costs, including effects from anti-dumping duties on EU footwear, unfavorable foreign exchange hedge rate changes and lower U.S. outlet store margins.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $29.9 million and $32.7 million for the third quarters of 2006 and 2005, respectively.
Operating Expense
Operating expense for the third quarter of 2006 was $155.9 million, up $13.6 million or 9.6% from the $142.3 million reported in the third quarter of 2005. As a percentage of revenue, operating expense increased 290 basis points to 31.0% compared to 28.1% in the prior year period. Operating expense growth was driven by $7.0 million of incremental costs associated with new businesses and category development, including the addition of SmartWool, $4.6 million of constant dollar cost growth related to International expansion and $2.5 million of incremental costs associated with share-based compensation, reflecting new accounting requirements. We anticipate fourth quarter operating expense growth in the range of 10% as we continue to support our investment in global expansion and develop Timberland’s business portfolio.
Third quarter 2006 selling expense was $123.7 million, an increase of $12.4 million or 11.1% compared to the prior year period. The increase was driven by $5.6 million in costs related to new businesses and category development, $4.6 million in International business expansion, $1.6 million in share-based employee compensation costs and $1.3 million in distribution costs, partially offset by a reduction in marketing expenses of $2.6 million. Foreign exchange rate changes added $1.7 million, or 1.5%, to overall selling expense growth.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $10.7 million and $9.9 million in the third quarters of 2006 and 2005, respectively.
Advertising expense, which is also included in selling expense, was $6.5 million and $8.5 million in the third quarters of 2006 and 2005, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. The decrease in advertising expense reflects shifts in spending towards other brand building activities. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets was $3.7 million as of both September 29, 2006 and September 30, 2005.
General and administrative expense for the third quarter of 2006 was $32.3 million, $3.8 million or 13.5% higher than the prior year period. The increase was driven by $1.4 million related to new business initiatives, $1.3 million in costs associated with operating the new European finance shared service center and $0.9 million in share-based employee compensation costs. Foreign exchange rate changes contributed to overall general and administrative expense growth by $0.3 million or 1.0%.
Operating Income
Third quarter 2006 operating income was $80.8 million, down 23.1% in comparison to the $105.1 million recorded in the prior year period. Operating income as a percentage of revenue decreased from 20.8% to 16.1% reflecting gross margin pressures and increased expenses associated with investments against new businesses and growth category development, International expansion and effects from the implementation of new accounting requirements related to share-based compensation.
Operating income for our U.S. Wholesale segment was $61.8 million, down 17.8% from the third quarter of 2005. Revenue decreased 8.4%, driven by lower sales of kids’ footwear and boots. Operating profit margins were pressured by negative product mix impacts and moderate cost growth over a smaller revenue base.
Third quarter operating income for our U.S. Consumer Direct segment declined $2.6 million to $2.9 million. Revenue decreased 1.6%, impacted by a comparable store sales decline of 4.5%, partially offset by 30.0% growth in our e-commerce business. Operating profits were impacted by a 310 basis point decrease in gross margin resulting from negative mix impacts and increased promotions in outlet stores.
International operating income was $71.3 million, down 6.8% from the prior year period. International profit margins were pressured by a decline in gross margins impacted by negative product mix impacts from lower boot sales and higher comparable product costs, including effects from EU anti-dumping duties.
Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, increased 5.8% to $55.2 million. Unallocated Corporate expenses as a percentage of total revenue increased 70 basis points to 11.0% of total revenue. Excluding restructuring costs in both the third quarters of 2006 and 2005 and increased share-based employee compensation costs of $2.9 million, Unallocated Corporate expenses increased $2.7 million or 5.5% from the prior year and represent 10.4% of total revenue. This increase was driven by $1.5 million in unfavorable product cost variances and $0.9 million in costs associated with operating the new European finance shared service center.
Other Income and Taxes
Interest income/(expense), net is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings. For the third quarter of 2006, we incurred $0.3 million of interest expense related to our short-term borrowings used for our seasonal working capital needs. For the third quarter of 2005, we had net interest income of $0.6 million resulting from higher cash balances prior to our acquisition of SmartWool.
Other, net, included $0.1 million and $(0.9) million of foreign exchange gains/(losses) for the third quarters of 2006 and 2005, respectively, resulting from the timing of settlement of local currency denominated receivables and payables. These gains/(losses) were driven by the volatility of exchange rates within the third quarters of 2006 and 2005 and should not be considered indicative of expected future results.
The effective income tax rate for the third quarter of 2006 was 35.9% compared to 34.0% for the prior year period. The effective tax rate was adjusted in the third quarter of 2006 to increase our full year 2006 tax rate estimate from 34.5% to 35.6%. This increase reflects updated estimates of the geographic mix of our profits and provisions for specific tax reserves.
Results of Operations for the Nine Months Ended September 29, 2006 and September 30, 2005

Revenue
Consolidated revenues of $1,079.4 million declined 1.9%, or 1.3% on a constant dollar basis, when compared to the first nine months of 2005. These results reflect declines in boots and kids’ sales, primarily in the U.S. and northern Europe, which offset progress in expanding key growth categories including men’s and women’s casual footwear, Timberland PRO® footwear and Timberland® brand apparel. Results also include benefits from new brands, including SmartWool which added $31.7 million to year-to-date sales.
Segments Review
Timberland’s U.S. Wholesale revenues for the first nine months of 2006 were $414.3 million, down 5.4% from the prior year period, driven primarily by declines in boots and kids’ footwear sales. These decreases were partially offset by the addition of SmartWool, which added $25.3 million to U.S. Wholesale revenues, and double-digit growth in Timberland PRO® footwear and Timberland® brand apparel.
U.S. Consumer Direct revenues were $112.2 million, down 6.5% from the prior year. The decrease was driven by a 7.7% decline in comparable store sales, reflecting soft first half results and comparable store sales declines at outlet stores, which were impacted by our decision to remove classic boot product from these stores as part of our strategy to strengthen overall pricing for these products in the market place.
International revenues for the first nine months of 2006 increased 1.9% to $553.0 million, despite unfavorable foreign exchange rate changes of $6.3 million. On a constant dollar basis, International revenues grew 3.1%, reflecting continued growth in Asia, Canada and Europe. Overall, International revenues increased to 51.2% of total consolidated revenues for the first nine months of 2006.
European revenues decreased 0.3% to $430.8 million, impacted by unfavorable foreign exchange rate changes. On a constant dollar basis, European revenues increased 0.7%, driven by strong growth in the key southern European markets of Italy and Spain and gains in our European distributor business, which offset soft sales results in France, Benelux and the U.K. Double digit growth in men’s and women’s casual footwear and solid gains in apparel and accessories were partially offset by declines in boots and outdoor performance and kids’ footwear, particularly in northern European markets.
Asia posted revenues of $96.2 million, up 4.8%, or 8.2% in constant dollars, in comparison to the prior year period. Gains in Japan, our Asian distributor business, reflecting our expansion in China, and Taiwan were responsible for most of the constant dollar increase. Asia’s growth is supported by sales gains in apparel and accessories, boots, men’s and women’s casual footwear and kids’ footwear.
Canada contributed significant growth to our International business with year-to-date revenues of $19.3 million, representing a 49.1% increase over 2005. Sales results reflect increased footwear revenues and benefits from the re-acquisition of distribution rights for apparel in Canada in 2006.
Products
Worldwide footwear revenue was $772.7 million in the first nine months of 2006, down 8.3% from the prior year period. Footwear results reflected declines in boots and kids’ footwear sales which were partially offset by gains in men’s and women’s casual footwear and Timberland PRO® footwear. Footwear unit sales decreased 10.8% primarily reflecting lower sales of boots and kids’ footwear. Average selling price increased 2.9% largely due to business mix impacts, including lower kids’ sales and higher sales in international markets.
Worldwide apparel and accessories revenue expanded 19.0% to $292.4 million. This increase was supported by the addition of SmartWool, which added $31.7 million to global apparel and accessories revenue, and strong gains in Timberland® brand apparel sales. Apparel and accessories unit sales increased 42.7%, while the average selling price decreased by 16.6%, reflecting impacts from of the addition of SmartWool’s products, which have lower average selling prices.
Channels
Worldwide wholesale revenues decreased 1.5% to $851.8 million as declines in sales of boots and kids’ footwear offset increases in apparel and accessories, Timberland PRO® footwear and men’s casual footwear. Global consumer direct revenues decreased 3.5% to $227.6 million. Benefits from global door expansion and growth in our e-commerce business were more than offset by a 6.7% decline in worldwide comparable store sales, impacted by soft U.S. results and declines in outlet store sales globally. During the first nine months of 2006, we opened twenty-two stores, shops and outlets and closed ten worldwide.

Gross Profit
Gross profit as a percentage of sales, or gross margin, was 47.8% for the first nine months of 2006, down 240 basis points from the prior year period. The decrease was primarily driven by product mix impacts, including lower sales of boots and kids’ footwear; higher product costs, including effects from anti-dumping duties on EU footwear; and impacts from higher levels of off-price and discounted sales.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $70.5 million and $75.9 million in the first nine months of 2006 and 2005, respectively.
Operating Expense
Operating expense for the first nine months of 2006 was $413.4 million, $36.3 million or 9.6% higher than the $377.1 million reported in the prior year period. As a percentage of revenue, operating expense was 38.3%, up 400 basis points from the 34.3% reported in the first nine months of 2005. Operating expense growth was driven by $18.5 million of incremental costs associated with new businesses and category development, including the addition of SmartWool, $11.7 million of cost growth related to International expansion and $10.6 million of incremental costs associated with share-based compensation, reflecting new accounting requirements.
Selling expense for the first nine months of 2006 was $324.0 million, up $26.8 million or 9.0% compared to the prior year period. The increase was driven by $14.8 million in costs related to new businesses and category development, $11.7 million in International business expansion, $6.8 million in share-based employee compensation costs and $3.1 million in distribution expenses. These increases were partially offset by decreases of $6.1 million in marketing costs and $1.3 million in product development expenses. Foreign exchange rate changes further reduced selling expense growth by $2.6 million or 0.9%.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $28.3 million and $27.5 million in the first nine months of 2006 and 2005, respectively.
Advertising expense, which is also included in selling expense, was $14.9 million and $19.8 million in the first nine months of 2006 and 2005, respectively. The decrease reflects shifts in spending towards other brand building activities.
General and administrative expense was $88.6 million, an increase of $11.3 million or 14.6% higher than the prior year period. The increase was driven by $3.9 million of share-based employee compensation costs, $3.7 million related to new business initiatives, $3.0 million in global support services and $2.4 million in costs associated with operating the new European finance shared service center. These increases were offset by a $4.0 million decline in worldwide incentive compensation costs. Foreign exchange rate changes had little impact on general and administrative expense.
Operating Income
Operating income for the first nine months of 2006 was $102.2 million compared to $175.4 million in the prior year period. Operating income as a percentage of revenue decreased from 15.9% to 9.5% reflecting gross margin pressures and increased expenses associated with investments against new businesses and growth category development, International expansion and effects from the implementation of new accounting requirements related to share-based employee compensation costs.
The U.S. Wholesale segment’s operating income decreased 22.0% to $108.9 million in the first nine months of 2006, driven by declines in both revenue and gross margin and increased operating expense. Revenue was down 5.4%, driven by decreases in boots and kids’ footwear sales. Gross margin fell 160 basis points impacted by negative mix effects from decreased sales of boots and kids’ footwear, higher product costs and increased off-price sales. Operating expense increased 26.2%, primarily due to the impact of SmartWool and moderate cost growth over a lower revenue base.
Operating income for our U.S. Consumer Direct segment was $2.9 million for the first nine months of 2006 compared to $12.7 million in the prior year period. Revenue decreased 6.5%, reflecting a 7.7% decline in comparable store sales. Gross margin was down 350 basis points primarily due to negative product mix impacts. During the first nine months of 2006, U.S. Consumer Direct operated five additional stores contributing to a 4.9% increase in operating expense.

International operating income was $124.8 million, down 11.3% from the prior year period. International profit margins were pressured by a decline in gross margins impacted by negative product mix impacts from lower boot sales and higher comparable product costs, including effects from EU anti-dumping duties.
Our Unallocated Corporate expenses increased 14.4% to $134.4 million. Unallocated Corporate expenses as a percentage of total revenue increased 180 basis points to 12.5% of total revenue. Excluding restructuring costs in the first nine months of 2006 and 2005 and increased share-based employee compensation costs of $12.5 million, Unallocated Corporate expenses increased $6.1 million or 5.3% from the prior year and represent 11.2% of total revenue. This increase was driven by $4.5 million in unfavorable product cost variances, $2.1 million in costs related to operating the new European finance shared service center, $1.6 million of expenses associated with strategic initiatives, $1.5 million of legal and compliance costs and $1.4 million in product management expenses, offset by a $6.0 million reduction in worldwide incentive compensation costs.
Other Income and Taxes
Interest income, net is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings. For the first nine months of 2006, interest income, net was $1.5 million compared to $2.7 million for the prior year period. The decrease is primarily due to higher levels of short-term borrowings to meet our seasonal working capital needs and lower cash balances, largely attributable to our SmartWool acquisition.
Other, net included $0.8 million and $(0.6) million of foreign exchange gains/(losses) for the first nine months of 2006 and 2005, respectively, resulting from the timing of settlement of local currency denominated receivables and payables. These gains/(losses) were driven by the volatility of exchange rates within the first nine months of 2006 and 2005 and should not be considered indicative of expected future results.
The effective income tax rate for the first nine months of 2006 was 35.6% compared to 34.0% for the prior year period. The effective tax rate was adjusted in the third quarter of 2006 to increase our full year 2006 tax rate estimate from 34.5% to 35.6%. This increase reflects updated estimates of the geographic mix of our profits and provisions for specific tax reserves.
Reconciliation of Total Company and International Revenue Changes to Constant Dollar Revenue Changes
Total Company Revenue Reconciliation:

	For the Three Months		For the Nine Months Ended
	Ended September 29, 2006		September 29, 2006
	$ Change		$ Change
	(in Millions)	% Change	(in Millions)	% Change

Revenue (decrease)	$(2.9)	-0.6%	$(21.0)	-1.9%
Increase/(decrease) due to foreign exchange rate changes	7.9	1.5%	(6.3)	-0.6%

Revenue (decrease) in constant dollars	$(10.8)	-2.1%	$(14.7)	-1.3%
International Revenue Reconciliation:

	For the Three Months		For the Nine Months Ended
	Ended September 29, 2006		September 29, 2006
	$ Change		$ Change
	(in Millions)	% Change	(in Millions)	% Change

Revenue increase	$16.4	6.9%	$10.5	1.9%
Increase/(decrease) due to foreign exchange rate changes	7.9	3.3%	(6.3)	-1.2%

Revenue increase in constant dollars	$8.5	3.6%	$16.8	3.1%
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

For the Twelve Months
Ended December 31, 2005
Diluted EPS, as reported	$2.43
Per share impact of restructuring and related costs	.04

Diluted EPS excluding restructuring and related costs	2.47
Per share impact of share-based employee compensation costs related to stock option and employee stock purchase plans	(.12)

Diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans	$2.35

Management provides diluted EPS excluding restructuring and related costs and including share-based employee compensation costs to understand earnings excluding restructuring and related costs and to provide comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).
Accounts Receivable and Inventory
Accounts receivable was $330.4 million as of September 29, 2006. Excluding SmartWool’s $12.9 million, accounts receivable increased 6.5% to $317.5 million as of September 29, 2006, compared with $298.2 million as of September 30, 2005. The increase in comparable receivables in the third quarter of 2006 reflected the timing of sales in the quarter compared to the prior year and the impacts of foreign exchange. Days sales outstanding were 59 days as of September 29, 2006, compared with 53 days as of September 30, 2005. Wholesale days sales outstanding were 63 days and 56 days for the third quarters ended 2006 and 2005, respectively.
Inventory was $250.5 million as of September 29, 2006. Excluding SmartWool’s $13.1 million, inventory decreased 2.1% to $237.4 million as of September 29, 2006, compared with $242.6 million as of September 30, 2005. The reduction in comparable inventories in the third quarter of 2006 reflected continued efforts to reduce excess inventory as a percentage of overall mix.
Liquidity and Capital Resources
Net cash used by operations for the first nine months of 2006 was $101.2 million, compared with $57.5 million for the first nine months of 2005. The increase in the use of cash in the first nine months of 2006 compared with 2005 was primarily due to reduced net income and an increase in our investment in working capital. In the first nine months of 2006, our net investment in working capital was $204.9 million, compared to $202.2 million in 2005. Working capital increases primarily reflect higher quarter-end receivables balances, impacted by sales timing, and higher inventory levels related to the addition of new businesses, including SmartWool. The increase in accrued expenses is primarily related to increased accruals for freight and duty and the timing of value added tax (“VAT”) payments, offset by lower payroll related accruals as of September 29, 2006, compared with December 31, 2005, than in the comparable period for the prior year. The increase in prepaids was driven by the timing of VAT payments and increased investment in concept shop fixturing and samples. The reduction in income taxes payable is due to reduced net income.
Net cash used for investing activities amounted to $26.1 million in the first nine months of 2006, compared with $15.6 million in the first nine months of 2005. Capital expenditures accounted for $21.9 million of this increase with growth primarily driven by investments in information systems, manufacturing equipment and retail stores. The increase in other investing activities primarily relates to our acquisition of certain assets of GoLite LLC, including trademarks.
Net cash used for financing activities was $25.3 million in the first nine months of 2006, compared with $111.2 million in the first nine months of 2005. Cash flows from financing activities reflected share repurchases of $95.5 million in the first nine months of 2006, compared with $128.9 million in the first nine months of 2005. As of September 29, 2006, we had outstanding balances under our short-term credit facilities of $54.2 million, compared with no borrowings as of September 30, 2005. We received cash inflows of $13.5 million in the first nine months of 2006 from the issuance of common stock related to the exercise of employee stock options and employee stock purchases, compared with $17.7 million in the first nine months of 2005.
We have an unsecured committed revolving credit agreement with a group of banks which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (5.3% as of September 29, 2006), plus an applicable margin of between 13.5 and 47.5 basis points based on a fixed charge coverage grid that is adjusted quarterly. As of September 29, 2006, the applicable margin under the facility was 27 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We will also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of September 29, 2006, the commitment fee was 8 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1 and a leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
On December 20, 2005, we entered into a $4.5 million committed revolving credit agreement that matures on December 19, 2006 to provide for SmartWool’s working capital requirements. Up to $3 million of the facility may be used for letters of credit.
We had uncommitted lines of credit available from certain banks totaling $50 million as of September 29, 2006. Borrowings under these lines are at prevailing money market rates (5.8% as of September 29, 2006). Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.
As of September 29, 2006, we had short-term debt outstanding of $54.2 million and no long-term debt outstanding under our credit facilities. As of September 30, 2005, we had no short-term or long-term debt outstanding under any of our credit facilities.
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
Off Balance Sheet Arrangements
As of September 29, 2006 and September 30, 2005, we had letters of credit outstanding of $25.4 million and $14.0 million, respectively. These letters of credit were issued predominantly for the purchase of inventory. The increase in letters of credit outstanding was driven by higher apparel purchases and obligations associated with provisional anti-dumping duties on European Union footwear sourced in China and Vietnam. As of September 29, 2006, the Company had $224.4 million in foreign currency contracts outstanding, all of which are due to settle within the next 16 months.
We have the following off balance sheet arrangements:
(Dollars in Millions)

Total Amounts
September 29, 2006	Committed

Lines of credit	$—
Letters of credit	25.4
Foreign currency contracts	224.4

Total	$249.8

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
New Accounting Pronouncements
A discussion of new accounting pronouncements is included in Note 14.

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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. As of September 29, 2006, we had short-term debt outstanding of $54.2 million and no long-term debt outstanding. As of September 30, 2005, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations by hedging the related transactions with foreign currency forward contracts. These foreign currency forward contracts will expire in 16 months or less. Based upon sensitivity analysis as of September 29, 2006, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $22.3 million, compared with $20.4 million as of September 30, 2005. The increase as of September 29, 2006, compared with September 30, 2005, is primarily related to an increase in our foreign currency denominated net assets as of September 29, 2006, compared with September 30, 2005.
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
Based on their evaluation as of September 29, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.
Other than the changes noted below, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 29, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company implemented certain new financial system modules to record financial data at our European subsidiary offices during the third quarter of 2006. Additionally, the Company transferred certain transactional and statutory financial activities from our locally based European finance organizations to our European finance shared service center during the third quarter of 2006. The implementations of the new financial system modules and European finance shared service center were undertaken to further standardize accounting systems, realize process efficiencies and improve our internal control over financial reporting. The Company intends to extend the implementation of certain new financial system modules to our U.S. locations in the future and will assess its impact on our internal control over financial reporting at that time.

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
     On March 22, 2006, the European Commission imposed provisional duties on leather upper footwear originating from China and Vietnam and imported into European Member States. These provisional duties, which began on April 7, 2006, were effective for a six month period and were phased in over a period of five months, beginning at a rate of about 4% and ending at a 19.4% rate for China sourced footwear and at a 16.8% rate for Vietnam sourced footwear. These duties became definitive on October 7, 2006, for a period of two years, with a final 16.5% rate for China sourced footwear and a 10% rate for Vietnam sourced footwear. Pursuant to EU regulations, only provisional duties which do not exceed the definitive duty rates will be collected. Children’s footwear with leather uppers was excluded from the provisional duties, but is subject to definitive duties. The Company is advancing strategies in response to this action, including potential price increases on footwear products sold in Europe. Our estimate is that the implementation of such duties will likely reduce our 2006 operating profits in the range of $6-$7 million and our 2007 operating profits in the range of $9-$10 million. The implementation of these duties, which results in additional expenses in lower tax rate jurisdictions, has also had a negative impact on the Company’s effective tax rate, which is estimated at 35.6% for 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the Three Fiscal Months Ended September 29, 2006

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs
July 1 – July 28	291,704	$26.03	291,704	5,007,234
July 29 – August 25	302,636	26.40	302,636	4,704,598
August 26 – September 29	334,395	28.68	334,395	4,370,203

Q3 Total	928,735	$27.10	928,735
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date
Program 1	02/09/2006	6,000,000	None
No existing programs expired or were terminated during the reporting period. See Note 12 to our unaudited condensed consolidated financial statements in this Form 10-Q for additional information.

*	Fiscal month

**	Based on trade date — not settlement date

Item 6. EXHIBITS
Exhibits.

Exhibit 10. 1 –	The Timberland Company 2006 COO Incentive Program, filed herewith.

Exhibit 31.1 –	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 –	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 –	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2 –	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY
(Registrant)

	By:	/s/ BRIAN P. MCKEON

Brian P. McKeon
Date: November 8, 2006		Executive Vice President-Finance and Administration, Chief
Financial Officer

	By:	/s/ JOHN CRIMMINS

Date: November 8, 2006		John Crimmins
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
Exhibit 10. 1	The Timberland Company 2006 COO Incentive Program, filed herewith.

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.