Form 10-K
period 2006-12-31
TIMBERLAND CO
filed 2007-03-01
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
☐  Yes     ☑  No

The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was $1,281,982,175 on June 30, 2006, which was the last business day of the Company’s second fiscal quarter in 2006. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the Company. See Item 12 of this Annual Report on Form 10-K.

On February 23, 2007, 50,295,386 shares of the Company’s Class A Common Stock and 11,743,660 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

The Timberland Company was incorporated in Delaware on December 20, 1978. We are the successor to the Abington Shoe Company, which was incorporated in Massachusetts in 1933. We refer to The Timberland Company, together with its subsidiaries, as “we”, “our”, “us”, “Timberland” or the “Company.”

We design, develop, engineer, market and distribute, under the Timberland®, Timberland PRO®, SmartWool®, Timberland Boot Companytm, Miōntm, GoLite®, and Howies® brands, premium quality footwear, apparel and accessories products for men, women and children. These products provide functional performance, classic styling and lasting protection from the elements. We believe that the combination of these features makes our products an outstanding value and distinguishes us from our competitors.

Our products are sold primarily through independent retailers, better-grade department stores, athletic stores and other national retailers that reinforce the high level of quality, performance and service associated with Timberland. In addition, our products are sold in Timberland® specialty stores and Timberland® factory outlet stores dedicated exclusively to selling Timberland® and Timberland® sub-branded products, as well as through franchised retail stores in Europe. We also sell our products in the United States online at timberland.com and smartwool.com. Our products are sold throughout the United States, Canada, Europe, Asia, Latin America, South Africa and the Middle East.

Our principal strategic goal is to become the authentic outdoor brand of choice globally by offering an integrated product selection of footwear, apparel and accessories for men, women and children that is inspired by the outdoors. Our ongoing efforts to achieve this strategic goal include (i) enhancing our leadership position in our core footwear business globally through an increased focus on consumer segment development and technological innovation, (ii) expanding our global apparel business by leveraging the brand’s rugged heritage and consumer trust, (iii) extending enterprise reach through the development of new brand platforms such as SmartWool®, Timberland Boot Companytm, Miōntm, GoLite®, and Howies®, (iv) expanding our brands geographically, (v) driving operational and financial excellence, (vi) setting the standard for commitment to the community and (vii) striving to be a global employer of choice.

Products

Our products fall into three primary groups: (1) footwear, (2) apparel and accessories (including product care and licensed products) and (3) royalties from third-party licensees and distributors. The following summarizes our revenue by product for the past three years:

Product	2006	2005	2004

Footwear	71.9%	76.6%	76.9%
Apparel and Accessories	26.9%	22.3%	22.2%
Royalty and Other	1.2%	1.1%	0.9%

Footwear

In 1973, we produced our first pair of waterproof leather boots under the Timberland® brand. We offer a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components and advanced construction methods. Our key Timberland® brand footwear categories are boots, men’s and women’s casual, kids’ and outdoor performance. The Timberland PRO® series for skilled tradespeople and working professionals is an additional footwear category we developed to address a consumer group’s distinct needs. We continued our focus on developing products to meet the needs of distinct consumer groups in 2006 with the development of a new line of advanced footwear for trail running enthusiasts under the GoLite® brand. This footwear line is designed to meet the needs of high-altitude runners by being ultra-light and adaptable to the uneven, rugged terrain found in the mountains. Similarly, in 2005 we introduced Timberland Boot Companytm work-wear inspired footwear that is featured in our Timberland Boot

Companytm concept stores in the United Kingdom and also introduced Miōntm outdoor performance footwear designed to meet the needs of water adventurers. We intend to continue our efforts to extend our brand reach through these and other initiatives. This extension of the brand’s reach through complementary sub-brands and new brands like the Timberland PRO® series, Timberland Boot Companytm, Miōntm, and GoLite® brands and our development of our core footwear business is intended to advance our goal of becoming a leading global brand. Our advanced concepts footwear team, which we call the Invention Factory, continues to focus on developing the next innovations in footwear products and technologies, materials, constructions and processes such as our new GoLite® brand for high-altitude trail runners and our cross-category technology developments, including our new PreciseFittm system which was included in certain footwear products for the first time in 2006. Technology that is or will be incorporated in most of our footwear products is discussed below in Footwear Technology.

Boots

Our key boots categories include Classic Boots, in basic, premium, chukka and oxford versions, as well as Roll-Tops and Chelseas. Another important boot category is our Classic Sport Boots. A few of the key products in this category include the Field Boot, Euro Hiker, Bromilly and Euro Dub Hiker, which are light and flexible, built to be rugged and durable, while still allowing for enhanced agility. Some of the principal features of these boot products include premium waterproof leather, direct-attach and seam-sealed waterproof construction, rubber lug outsoles for superior traction and abrasion resistance, shock diffusion plates, durable laces, padded collars for comfortable fit, enhanced insulation, rustproof hardware for durability and moisture-wicking components for comfort and breathability. We continued our focus on reducing the seasonality of our boots business by introducing a new Summer Mesh series with Timberland® Vent Tech material, which features lightweight breathable mesh construction. We added the Timberland® Vent Tech material into additional boot styles throughout 2006. In late 2006 we reintroduced key boot styles from past seasons in their exact form, detail for detail, under our Timberland Authentics line. Lifestyle footwear, as well as active and casual based sandals, broadens the core product range. Regional programs such as Rugged Street serve to drive consumer interest in new markets. We are also focused on expanding our women’s boot business, supported by the introduction of women’s specific collections like the Mirney and Winter Groove, which blend functional practicality with fashion elements.

Men’s Casual

Our Timberland® men’s casual footwear series includes Boat, Casual, Rugged Casual, Work Casual, Casual Sport, Sandals and Timberland® LTD. Featured footwear products in these categories include boat shoes, casual bucks, loafers, sandals, oxfords, chukkas, boots and slip-ons for use in the office, home or outdoors. Our focus in the development of this line of footwear is to combine the rugged heritage of Timberland with premium leathers and functional offerings. Men’s casual footwear is rooted in craftsmanship and innovation, creating products that possess superior materials and enhanced comfort. Many of our men’s footwear products incorporate our innovative Smart Comfort® system, which provides superior comfort while preserving the shape and style of the footwear. Expanding the reach of our casual product, in 2005 we introduced the Timberland Boot Companytm line in the United Kingdom to provide a relevant assortment with distinctive leathers and silhouettes built upon our heritage of leather innovation.

Women’s Casual

Timberland® women’s CasualGear footwear line builds on the Rugged Casual and Sport Casual footwear offering with the introduction of the Timberland® City product collection. This collection provides product for a more refined wearing occasion for our Engager consumer, a woman who is confident, active, cares about the environment and looks for ways to get involved. Timberland® City product encompasses higher heel heights, sleeker last shapes and a more refined styling overall. We have followed a good/better/best strategy in the construction of the line with Essentials, Key items and Premium product offerings: Essentials are seasonal and seasonless basics with replenishment capabilities; Key items are seasonal items with fresh style and color injections; and Premium items provide seasonal positioning styles that clearly articulate the seasonal creative story with elevated design details.

Our focus in the development of this line of footwear is to combine the rugged heritage of Timberland with premium leathers, craftsmanship and relevant functionality with feminine styling for the target consumer. To provide unparalleled comfort without sacrificing style, most of our women’s product also incorporates our innovative Comforiatm system.

Kid’s Casual

Timberland® kids’ footwear products are designed and engineered specifically for kids with the same high-quality standards and materials as our adult footwear products. This line includes Rugged Casual, Outdoor Performance/Adventure, Sport Casual and toddlers and infants product categories. Featured products focus on fit and functionality and include programs like Kerplunc, Rock Skipper sandals, Power Lounger, Hikers with Gore-Tex® and Snow Stomper winter boots. The toddlers and infants category provides premium leathers, linings and details designed and engineered specifically for the needs of this consumer. Many of our kids’ footwear products incorporate the Smart Comfort® system.

Outdoors

Outdoor Performance

Our Timberland® outdoor performance footwear series continues to address the needs of outdoor recreationalists of all levels, offering technical, end-use driven products for outdoor adventures from summit to sea and everywhere in between. Across this series of footwear we continue to target three core categories — hiking, sport utility and tech casual.

In 2006, we added more technology and more innovation to our versatile collection of performance footwear. We continued to partner with elite athletes in the design and development of key programs. World-renowned high altitude adventurer Ed Viesturs helped to develop the Cadion hiking program, which has won acclaim as a market-leading lightweight hiker. We also marked 2006 with the continuation of the successful Power Lounger series — versatile after-sport shoes featuring a SmartWool® lining, an industry first. The line continues to be built upon the Timberland® Agile IQ platform, which addresses key areas of traction, shock absorption and fit to deliver out of the box comfort and enhance control and position sense on the trail.

Building on the Company’s long-term initiative to offer performance and value to the entry-level outdoor recreationalist consumer, we offered lines like the Ossipee and the Resolve, which help make the outdoors more accessible to a variety of consumers.

Miōntm Footwear

Our performance water line was first introduced in 2005 under the Miōntm brand name. Miōntm water shoes include a performance water shoe, a performance sandal, a guide slide and a pro thong for men, women and children. Miōntm footwear is designed for comfort and versatility in all wet conditions for the outdoor adventurer’s active lifestyle. Miōntm footwear features an Ergomorphictm footbed that molds itself to each individual foot, a rib structure that wraps around the foot in critical areas to ensure the foot is held in place, a climbing-grade spiral cord that traces the rib structure to secure the foot and an outsole constructed of Gripsticktm wet/dry traction rubber, which combines multi-directional QuadCuttm siping and proprietary compounds that improve grip in wet conditions.

GoLite® Footwear

Our Invention Factory developed a new line of advanced footwear in 2006 for trail running enthusiasts under the GoLite® brand. This footwear line is inspired by the extreme challenges of sky runners, or high-altitude runners, and their need for ultra-light, technically advanced footwear. The advanced technology includes an independent spring suspension system that adapts to uneven, rugged terrain that improves the runner’s stability and ability to remain vertical. This new line will appear in the market in early 2007. In connection with this new line, we acquired certain assets of GoLite LLC, including trademarks. GoLite LLC continues to market apparel, equipment and accessories as an independent company not affiliated with us.

Timberland PRO® Series

We continue to expand and broaden our offering of high performance work shoes specifically designed for working professionals who need the best in comfort, durability and protection under the Timberland PRO® series sub-brand. In 2006, we introduced the PowerWelt boot with Timberland PRO® Ever-Guardtm genuine leather. This revolutionary leather is ten times more abrasion resistant than traditional leather, heat resistant up to 346ºF and waterproof. This product is targeted to the general construction market and provides the ultimate protection against the most extreme environments. The PowerWelt boot comes with the PowerFittm comfort system which we first successfully introduced under our TiTAN® collection. The PowerWelt boot launch was supported with a consumer and safety manager print campaign, as well as with 285 billboard advertisements placed in the United States market to support key regional and independent retailers in attracting our target consumer. We continued to offer the TiTAN® collection, targeted at those who prefer lightweight comfort, with various hiking silhouettes and oxford styles. All TiTAN® styles feature the innovative TiTAN® safety toe and our exclusive PowerFittm comfort system, which provides superior fit, cushioning and shock absorption. In addition to the TiTAN® styles, the Timberland PRO® series offering continues to include waterproof models in the industrial hiking category — a fast growing part of the work footwear market serving the younger tradesperson and workers in the light duty job category. We also continued to offer our first metatarsal protection footwear, MetGuard, which provides ultimate protection in heavy duty environments such as foundries and steel mills and FlexShield, which has built-in metatarsal protection aimed at those who work with heavy equipment. All of our waterproof styles utilize seam-sealed or membrane constructions and temperature regulating foot beds, and all of our safety toe styles meet ANSI/ASTM standards. Most styles also come with slip, abrasion and oil-resistant outsoles, as well as electrical hazard protection.

Footwear Technology

We continue to incorporate our patent pending, technological innovation, the Smart Comfort® system, in many of our men’s, women’s and kids’ footwear categories. The Smart Comfort® system allows the footwear to expand and contract with the changing shape of the foot during the walking motion, while preserving the essential style of the footwear. Footwear incorporating the Smart Comfort® system provides superior comfort in a product that retains its shape. The Smart Comfort® system’s expandable upper allows the shoe to follow the natural movements of the foot without pinching the top of the foot. A three-zone, multi-density footbed system provides even pressure distribution under the foot. These systems work together to distribute forces and provide superior comfort everywhere the shoe touches the foot.

Our new patent-pending Timberland® PreciseFittm system was incorporated into select styles of men’s footwear lines in 2006. The PreciseFittm system enables consumers to customize their fit through a system of forefoot inserts. Each pair of footwear includes a set of inserts of varying thicknesses that lock onto a removable footbed, creating optimal volume in each shoe and allowing for differences between the left and right foot. This tailored fit works in conjunction with the Smart Comfort® system to give consumers a high level of fit and comfort.

Many Timberland® footwear products offer or will be designed to offer other advanced technologies developed by us that combine some or all of the following features:

•	Footwear Modular System — our patented modular shoe technology which enables the user to customize the walking platform/footbed and shell of a shoe for multiple end use situations;

•	Endoskeletontm internal suspension system — our patented technology designed to control heel impact deflection and provide arch support, forefoot flexibility and torsional stiffness for comfort and performance;

•	B.S.F.P.tm motion efficiency system — our design which delivers improved traction, energy-return and length of wear;

•	Independent Suspension Networktm system (ISNtm) — our multi-density sole with independent lugs adapts to the terrain, keeping the foot level on uneven ground for superior stability, traction and comfort;

•	Advanced Combination Construction (ACC) — a construction method that delivers improved forefoot flexibility for maneuverability and rear foot stability on rugged terrain;

•	Timberland® Agile IQ system — our outdoor performance footwear technology which delivers improved traction, shock absorption and fit for improved control and sense of position;

•	Comforiatm system — our women’s footwear technology enabling comfort with style, regardless of footwear style or heel height; and

•	Guaranteed waterproof construction.

Apparel and Accessories

Timberland® and Timberland PRO® Series

Timberland’s apparel offer for men and kids continues to represent a rugged casual line that includes outerwear and sportswear that combine performance benefits and technical fabrics for the outdoors with versatile styling. Timberland also offers a women’s apparel line that is primarily distributed in Europe. We believe that continuing to develop and expand our apparel business is important to our global brand aspirations. In 2005 we realigned our personnel, processes and products to re-establish the core positioning of the apparel offer in each geographical region to position the business for growth. With a goal to elevate the apparel offer of the brand from the grass roots up, we re-evaluated the price value equation of every existing product and redefined the materials and signature details that would tell a unique Timberland story and set criteria for future execution on all product lines. This involved a new focus on our design and manufacturing processes, resulting in a consolidation of our essentials, or basics, program, ensuring a global consistency in our design language, and creating economies of scale, without compromising our commitment to regional geographic differentiation. We also continued to leverage our International Design Centre (IDC) in London, which enables us to get closer to the target consumer to evaluate their needs.

During 2006, we continued to underpin the men’s and women’s apparel lines with a commitment to our ‘Earthkeepers’ initiative that reflects the intersection of product design and environmental stewardship. Organic cotton, recycled yarns, and low impact materials that are biodegradable and sustainable, along with earth friendly manufacturing processes, have all been introduced into the line to ensure we create an ongoing commitment to minimize our environmental impact. We also continued our efforts to refine the Timberland® Limited Collection, a premium offering of apparel for our international consumers. This line both compliments and elevates our overall apparel assortment.

On February 7, 2007, we announced that beginning in 2008 our Timberland® brand apparel line will be offered in North America pursuant to a licensing arrangement. We will reintroduce Timberland PRO® apparel in the United States and Canada in 2007 pursuant to a licensing arrangement and will continue to offer it in Europe pursuant to a licensing arrangement that has been in effect since 2004.

SmartWool

Our acquisition of SmartWool Corporation at the end of 2005 reflects our ongoing efforts to extend our enterprise’s reach by offering our customers an expanded line of apparel and accessories. SmartWool is a leading provider of premium performance wool-based socks, apparel and accessories for men, women and children. Our key SmartWool® product categories are performance and lifestyle socks for men, women and children and 100% SmartWool® Next-to-Skin apparel in core base layer styles for men and women. Our classic outdoor socks includes the Hiking Light Crew and Hiking Medium Crew for the outdoor and snow-sport consumer. SmartWool has also expanded its apparel line through its Versawear offering of the men’s Synergy Jacket, a breathable, wind-resistant piece offering ultimate layering options and women’s Spectrum Hoodie, which provide users a natural fiber alternative to synthetic materials. SmartWool® accessories include hats, gloves and infant wear. SmartWool® products vaporize moisture, control temperature and odor and are guaranteed not to shrink. SmartWool® products are sold through independent retailers, better-grade department stores, athletic stores and smartwool.com.

Howies Limited

On December 1, 2006, we acquired Howies Limited, an active sports apparel brand founded on the idea of designing and manufacturing clothing for the inspired action sports and outdoor consumer. Howies is located in Cardigan Bay, Wales, U.K.

Third-party Licensing

Third-party licensing enables us to expand our brand reach to appropriate and well-defined categories and to benefit from the expertise of the licensees in a manner that reduces the risks to us associated with pursuing these opportunities. We receive a royalty on sales of our licensed products. Our Timberland® accessories products for men, women and children include all products other than footwear and apparel products. Many of these products, including packs and travel gear, watches, men’s belts, wallets, socks, gloves, sunglasses, eyewear and ophthalmic frames, and hats and caps, are designed, manufactured and distributed pursuant to licensing agreements with third parties. We also license rights to children’s apparel in the United States, Europe and Asia. We continue to focus on improving our licensed products and distribution and to build better integration across these products to present a seamless brand worldwide. In 2006, we launched a new assortment of watches and packs under new licensing agreements with worldwide leaders in those product categories. On February 7, 2007, we announced that beginning in 2008 our Timberland® brand apparel line will be offered in North America pursuant to a licensing arrangement. In addition, we entered into an agreement for the reintroduction of Timberland PRO® apparel in the United States and Canada to complement our successful Timberland PRO® footwear business. We continue to offer Timberland PRO® footwear and apparel in Europe under a license agreement which enables us to leverage our licensee’s knowledge of the European safety market, as well as their existing customer relationships.

Product Sales: Business Segments and Operations by Geographic Area

Our products are sold in the United States and internationally primarily through independent retailers, better-grade department stores, athletic stores and other national retailers, which reinforce the high level of quality, performance and service associated with Timberland. In addition, our products are sold in Timberland® specialty stores and Timberland® factory outlet stores dedicated exclusively to selling Timberland® and Timberland® sub-branded products, as well as through franchised retail stores in Europe. We also sell our products in the United States online at timberland.com and smartwool.com.

We operate in an industry, which includes the designing, engineering, marketing and distribution of footwear and apparel and accessories products for men, women and children. We manage our business in the following three reportable segments, each segment sharing similar product, distribution and marketing: U.S. Wholesale, U.S. Consumer Direct and International.

The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. The U.S. Wholesale segment also includes royalties from licensed products sold in the United States, the management costs and expenses associated with our worldwide licensing efforts and certain marketing expenses and value added services. The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States as well as our e-commerce business. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels to sell footwear and apparel and accessories), independent distributors and licensees.

The following table presents the percentage of our total revenue generated by each of these reporting segments for the past three years:

	2006	2005	2004

U.S. Wholesale	40.8%	42.1%	44.3%
U.S. Consumer Direct	12.6%	13.6%	14.3%
International	46.6%	44.3%	41.4%

More detailed information regarding these reportable segments, and each of the geographic areas in which we operate, is set forth in Note 17 to our consolidated financial statements, entitled “Business Segments and Geographic Information,” included in Item 8 of this Annual Report on Form 10-K.

U.S. Wholesale

Our wholesale customer accounts within the United States include independent retailers, better-grade department stores, outdoor specialty stores, national athletic accounts, general sporting goods retailers and other national accounts. Many of these wholesale accounts merchandise our products in selling areas dedicated exclusively to our products, or “concept shops.” These “concept shops” display the breadth of our product line and brand image to consumers, and are serviced through a combination of field and corporate-based sales teams responsible for these distribution channels. We also service our wholesale accounts through our principal showroom in New York City and regional showrooms in Atlanta, Georgia, Dallas, Texas and Miami, Florida. We have continued our efforts to expand the brand geographically by penetrating markets in areas beyond our traditional strength in the Northeast U.S.

U.S. Consumer Direct

At December 31, 2006, we operated 20 specialty stores and 61 factory outlet stores in the United States. We also sell products through our internet stores timberland.com and smartwool.com.

Timberland® Specialty Stores.  These stores carry current season, first quality merchandise and provide:

•	an environment to showcase our products as an integrated source of footwear and apparel and accessories;

•	sales and consumer-trend information, which assists us in developing our marketing strategies and point-of-purchase marketing materials; and

•	an opportunity to develop training and customer service programs, which also serve as models that may be adopted by our wholesale customers.

Timberland® Factory Outlet Stores.  These stores serve as a primary channel for the sale of excess, damaged or discontinued products from our specialty stores. Our factory outlet stores also sell products specifically made for them. We view these factory outlet stores as a way to preserve the integrity of the Timberland® brand, while maximizing the return associated with the sale of such products.

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

International

We sell our products internationally through operating divisions in the United Kingdom, Italy, France, Germany, Switzerland, Spain, Japan, Hong Kong, Singapore, Taiwan, Malaysia and Canada. Most of these operating divisions provide support for the sale of our products to wholesale customers and operate Timberland® specialty stores and factory outlet stores in their respective countries. At December 31, 2006, we operated 133 company-owned specialty stores and shops and 32 factory outlet stores in Europe and Asia. Two of our specialty stores in the United Kingdom focus solely on the marketing and sale of Timberland Boot Companytm products, which feature our line of work wear-inspired boots, jeans and jackets targeting a younger consumer. We intend to continue expanding the Timberland® brand into new markets and consumer segments to support our goal of becoming a top global brand.

Timberland® products are sold elsewhere in Europe, Asia, the Middle East, Africa, Central America and South America by distributors, franchisees and commissioned agents, some of which also may operate Timberland® specialty and factory outlet stores located in their respective countries. We expanded the Timberland® brand in China during 2006 through distributors.

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

In 2006, we further developed our consumer segmentation approach that we initiated in 2005. This approach helps us identify target consumers and provides insight into the needs and purchasing behavior of each unique consumer group that we target. Our deeper understanding of consumers enables us to focus our product development and go-to-market execution and further differentiate Timberland® products for consumers where they shop. We also continued to elevate our brand voice through the Make it bettertm marketing campaign. This integrated communications platform spanned print, outdoor, internet, and point-of-sale with an overarching goal to inspire and engage our consumers through brand, values and product communication, demonstrated by our global launch of an award-winning PreciseFittm footwear system proven to give the consumer a perfect fit.

In the spirit of our Make it bettertm campaign, we launched several consumer engagement programs including:

(1)	an innovative new packaging initiative with a category-leading nutrition label to transparently communicate our footprint to our consumers, including environmental impact and manufacturing information;

(2)	a new website, 10061.com, focused on self-expression, art and community building; and

(3)	a new retail store concept on Regent Street in London, U.K., designed to better communicate our brand values of boot, brand and belief, as well as provide a stronger platform to highlight our product and to enhance seasonal story telling.

Our print campaign focused on publications like Outside, Men’s Journal, Men’s Health, Backpacker and Bicycling. We also ran out-of-home advertising in markets such as New York, Washington, D.C., and Philadelphia. Our internet campaign utilized websites such as weather.com, askmen.com and yahoo.com. Our marketing efforts were supported by distributor and licensee funded marketing campaigns, developed in close concert with Timberland to ensure consistent and effective brand presentation.

Seasonality

In 2006, as has been historically the case, our revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to our operations represented a larger percentage of revenue in the first two quarters of 2006 than in the last two quarters of 2006. We expect this seasonality to continue in 2007.

Backlog

At December 31, 2006, our backlog of orders from our customers was $372 million compared to $381 million at December 31, 2005 and $386 million at December 31, 2004. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2007. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year because backlog only relates to wholesale orders for the next season, is affected by the timing of customers’ orders and product availability and excludes potential sales in our retail stores during the year.

Manufacturing

We operate manufacturing facilities in the Dominican Republic. As we have previously reported, we closed our Puerto Rico footwear manufacturing facility at the end of 2005 and relocated some of the manufacturing capacity to our state-of-the-art footwear manufacturing facility in the Dominican Republic. We also expanded production capability in that location, including the manufacture of three different construction footwear types for our Timberland PRO® series work shoes. We believe we benefit from our internal manufacturing capability which provides us with sourcing for fashion and core assortment, planning efficiencies and lead time reduction, refined production techniques and favorable duty rates and tax benefits. During 2006, we manufactured approximately 9% of our footwear unit volume in the Dominican Republic. We manufactured approximately 10% and 9% of our footwear unit volume during 2005 and 2004, respectively, in Puerto Rico and the Dominican Republic. The remainder of our footwear products and all of our apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, Mexico, Africa, and South and Central America. Approximately 91% of the Company’s 2006 footwear unit volume was produced in Asia by independent manufacturers in China, Vietnam, Thailand, and Indonesia. Two of these manufacturers together produced approximately 44% of the Company’s 2006 footwear volume. The Company continually evaluates footwear production sources in other countries to maximize cost efficiencies and to keep pace with advanced production techniques.

We maintain a product quality management group, which develops, reviews and updates our quality and production standards. To help ensure such standards are met, the group also conducts product quality audits at our factories and distribution centers and our independent manufacturers’ factories and distribution centers. We have offices in Bangkok, Thailand; Zhu Hai, China; Hong Kong; Istanbul, Turkey; Ho Chi Minh City, Vietnam; and Chennai, India to supervise our sourcing activities conducted in the Asia-Pacific region.

Materials

In 2006, eleven suppliers provided, in the aggregate, approximately 82% of our leather purchases. Two of these suppliers together provided approximately 30% of our leather purchases in 2006. We historically have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations. However, our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant, unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. We attempt to manage this risk, as we do with all other footwear and non-footwear materials, on an ongoing basis by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. No assurances can be given that such factors will protect us from future changes in the prices for such materials.

In addition, we have established a central network of suppliers through which our footwear manufacturing facilities and independent footwear manufacturers can purchase materials. We seek sources of materials local to manufacturers, in an effort to reduce lead times while maintaining our high quality standards. We believe that key strategic alliances with leading materials vendors help reduce the cost and provide greater consistency of materials procured to produce Timberland® products and improve compliance with our production standards. In 2006, we renewed contracts with global vendors for hand-sewn thread, leather laces, waterproof membrane gasket material, waterproof seam-seal adhesives and topline reinforcement tape. Global contracts remained in effect for packaging, laces, box toes and counters, cellulose and nonwoven insole board, Ströbel® construction insole materials and thread, synthetic suede lining materials, soling components and compounds, and packaging labels.

Trademarks and Trade Names; Patents; Research & Development

Our principal trade name is The Timberland Company and our principal trademarks are TIMBERLAND and the TREE DESIGN LOGO, which have been registered in the United States and many foreign countries. Other trademarks or registered trademarks of The Timberland Company, or its affiliated companies, are: 24/7 Comfort Suspension, Air Raider, Amorphic Suspension, Anywhere Anyweather, ArchLogic, Balm Proofer, Boot Sauce, B.S.F.P., Cast-Bond, Comforia, Earthkeepers, EasyDry, Ergomorphic, Ever-Guard, Free to GoLite, GoLite, Green Index, Gripstick, GSR, Howies, Independent Suspension Technology, IntraMet, ISN, Isomorphic Suspension, Jackson Mountain, Ladder Lock, Made To Work, Make it better, Measure Up, Miōn, NEOform, Path of Service, PowerFit, PreciseFit, PRO 24/7, PRO 24/7 Comfort Suspension, Pull On Your Boots, Pull On Your Boots and Make a Difference, QuadCut, Renewbuck, SafeGrip, Smart Comfort, SmartWool, Splash Blaster, TBL, Timberland Boot Company, Timberland PRO, Timber Trail, TiTAN, Trail Grip, Weathergear, Waximum, Whole Body Stability, and Workboots For The Professional.

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

We conduct research, design and development efforts for our products, including field testing of a number of our products to evaluate and improve product performance. Our Invention Factory, an advanced concepts footwear team, continued its efforts in 2006 to develop future technologies for our footwear products. We have also dedicated resources to an international design and development team based in Europe. Our expenses relating to research, design and development have not represented a material expenditure relative to our other expenses.

Competition

Our footwear and apparel and accessories products are marketed in highly competitive environments that are subject to changes in consumer preference. Product quality, performance, design, styling and pricing, as well as consumer awareness, are all important elements of competition in the footwear and the apparel and accessories markets served by us. Although the footwear industry is fragmented to a great degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, we face competition from retailers that have established products under private labels and from direct mail companies in the United States. The competition from some of these competitors is particularly strong where such competitor’s business is focused on one or a few product categories or geographic regions in which we also compete. However, we do not believe that any of our principal competitors offers a complete line of products that provides the same quality and performance as the complete line of Timberland®, Timberland PRO®, SmartWool®, Timberland Boot Companytm, Miōntm, GoLite®, and Howies® footwear and apparel and accessories products.

Environmental Matters

Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on our capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

Employees

We had approximately 6,300 and 5,800 full and part-time employees worldwide at December 31, 2006 and 2005, respectively. Our management considers our employee relations to be good. None of our employees is represented by a labor union, and we have never suffered a material interruption of business caused by labor disputes involving our own employees.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, exhibits and amendments to those reports that are filed with or furnished to the Securities and Exchange Commission are made available free of charge through our website www.timberland.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. The charters for the Audit, Governance and Nominating, and Management Development and Compensation committees of our Board of Directors as well as our Corporate Governance Principles and Code of Ethics and other corporate information are available free of charge through our website www.timberland.com. You may request a copy of any of the above documents by writing to the Secretary, The Timberland Company, 200 Domain Drive, Stratham, New Hampshire 03885.

We submitted to the New York Stock Exchange in 2006 the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Executive Officers of the Registrant

The following table lists the names, ages and principal occupations during the past five years of our executive officers. All executive officers serve at the discretion of our Company’s Board of Directors.

Name	Age	Principal Occupation During the Past Five Years

Sidney W. Swartz	70	Chairman of the Board since June 1986; Chief Executive Officer and President, June 1986 — June 1998.
Jeffrey B. Swartz	46	President and Chief Executive Officer since June 1998. Jeffrey Swartz is the son of Sidney Swartz.
Kenneth P. Pucker(1)	43	Chief Operating Officer since July 2001; Executive Vice President since September 1999.
Brian P. McKeon(1)	44	Executive Vice President — Finance and Administration since May 2002 and Chief Financial Officer since March 2000; Senior Vice President — Finance and Administration, March 2000 — May 2002.
Michael J. Harrison	46	Senior Vice President — Worldwide Sales and Marketing since February, 2006; Senior Vice President and General Manager — International, November 2003 — February 2006; Telos Partners Ltd: Consultant, April 2001 — October 2003; Procter & Gamble: Vice President, Western Europe, Cosmetics and Skin Care and Global Design, April 1999 — April 2001.
Gary S. Smith	43	Senior Vice President — Supply Chain Management since February 2002; McKinsey & Company: Partner, August 1994 — February 2002.
Bruce A. Johnson	50	Senior Vice President — Human Resources since June 2003; Dupont Textile and Interiors: Vice President — Human Resources, June 2002 — May 2003; The Timberland Company: Vice President — Human Resources, June 2000 — June 2002.
John Crimmins	50	Vice President, Corporate Controller and Chief Accounting Officer since August 2002; Interactiveprint: Chief Financial Officer, July 1999 — January 2002.
Danette Wineberg	60	Vice President and General Counsel since October 1997 and Secretary since July 2001.

(1)	On February 7, 2007 the Company announced that Kenneth P. Pucker and Brian P. McKeon will be leaving the Company effective March 31, 2007.

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

As we continue to market established products and develop new products, our success depends in large part on our ability to anticipate, understand and react to changing consumer demands. We believe that our more fashion-focused boots, men’s apparel and women’s footwear products are more susceptible to changing fashion trends and consumer preferences than our other products. Consumer demand for our boot products has declined during the last two years as fashion trends have favored lower profile, casual footwear. Revenue declines associated with lower boot sales has adversely impacted our financial results and no assurances can be made that sales of our boot products will increase in the short-term or that we will be able to develop or market alternative products to mitigate the loss of such sales. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The success of our products and marketing strategy will also depend on a favorable reception by our wholesale customers. We cannot ensure that any existing products or brands will continue to be successfully received by consumers or our wholesale customers. We cannot ensure that any new products or brands that we introduce will be successfully received by consumers or our wholesale customers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business. At the same time, our focus on tight management of inventory may result, from time to time, in not having an adequate supply of products to meet consumer demand and cause us to lose sales.

We conduct business outside the United States which exposes us to foreign currency, import restrictions, taxes, duties and other risks.

We manufacture and source a majority of our products outside the United States. Our products are sold in the U.S. and internationally. Accordingly, we are subject to the risks of doing business abroad, including, among other risks, foreign currency exchange rate risks, import restrictions, anti-dumping investigations, political or labor disturbances, expropriation and acts of war. Additionally, as a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region.

On March 22, 2006, the European Commission imposed provisional duties on leather upper footwear originating from China and Vietnam and imported into European Member States. These provisional duties, which began on April 7, 2006, were effective for a six month period and were phased in over a period of five months, beginning at a rate of about 4% and ending at a 19.4% rate for China sourced footwear and at a 16.8% rate for Vietnam sourced footwear. These duties became definitive on October 7, 2006, for a period of two years, with a final 16.5% rate for China sourced footwear and a 10% rate for Vietnam sourced footwear. Pursuant to European Union regulations, only provisional duties which do not exceed the definitive duty rates will be collected. Children’s footwear with leather uppers was excluded from the provisional duties, but is subject to definitive duties. Our estimate is that the implementation of these duties will likely reduce our 2007 operating profits in the range of $10 million.

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

During 2006, we manufactured approximately 9% of our footwear unit volume. Independent manufacturers and licensees in Asia, Europe, Mexico, Africa and South and Central America produced the remainder of our footwear products and all of our apparel and accessories products. Independent manufacturers in China, Vietnam, Thailand and Indonesia produced approximately 91% of our 2006 footwear unit volume. Two of these manufacturers together produced approximately 44% of our 2006 footwear volume. If we experience a significant increase in demand or a manufacturer is unable to ship orders of our products in a timely manner or to meet our quality standards, then we could miss customer delivery date requirements for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. We compete with other companies for the production capacity of our manufacturers and import quota capacity. Any long-term economic downturn could cause our suppliers to fail to make and ship orders placed by us. There is no assurance that we will be able to maintain current relationships with our current manufacturers or locate additional manufacturers that can meet our requirements or manufacture on terms that are acceptable to us.

The loss of one or more of our major suppliers for materials may interrupt our supplies.

We depend on a limited number of key sources for leather, our principal material, and other proprietary materials used in our products. In 2006, eleven suppliers provided, in the aggregate, approximately 82% of our leather purchases. Two of these suppliers provided approximately 30% of our leather purchases in 2006. While historically we have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations, there have been significant changes in the prices for these materials. Our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. Increasing oil-related product costs could also adversely impact gross margins.

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

Sidney W. Swartz, our Chairman, Jeffrey B. Swartz, our President and Chief Executive Officer, and other executives have been key to the success of our business to date. The loss or retirement of these or other key executives could adversely affect us. Sidney W. Swartz, Jeffrey B. Swartz and various trusts established for the benefit of their families or for charitable purposes, hold approximately 71% of the combined voting power of our capital stock in the aggregate, enabling them to control our affairs and to influence the election of the three directors entitled to be elected by the holders of Class A common stock voting separately as a class. Members of the Swartz family will, unless they sell shares of Class B common stock that would reduce the Class B common stock outstanding to 12.5% or less of total Class A and Class B shares outstanding, have the ability, by virtue of their stock ownership, to prevent or cause a change in control of the Company.

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

We lease our worldwide headquarters located in Stratham, New Hampshire. The lease for this property expires in September 2010, with the option to extend the term for two additional five-year periods. We consider our headquarters facilities adequate and suitable for our current needs.

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

During the fourth quarter of the fiscal year ended December 31, 2006, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

	2006		2005
	High	Low	High	Low

First Quarter	$37.13	$32.45	$36.55	$31.62
Second Quarter	35.01	26.10	39.69	34.53
Third Quarter	29.70	25.35	40.75	32.17
Fourth Quarter	33.37	28.24	33.76	27.40

As of February 23, 2007, the number of record holders of our Class A Common Stock was 821 and the number of record holders of our Class B Common Stock was 7. The closing sales price of our Class A Common Stock on February 23, 2007 was $28.41 per share.

We have never declared a dividend on either the Company’s Class A or Class B Common Stock. Our ability to pay cash dividends is limited pursuant to loan agreements (see Note 11 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). The Company has no plans to issue a cash dividend at this time.

Performance Graph

The following graph shows the five year cumulative total return of Class A Common Stock as compared with the Standard & Poor’s (S&P) 500 Stock Index and the weighted average of the Standard & Poor’s Footwear Index and the Standard & Poor’s Apparel, Accessories and Luxury Goods Index. The total return for the Footwear and Apparel, Accessories and Luxury Goods indices is weighted in proportion to the percent of the Company’s revenue derived from sales of footwear and from apparel and accessories (excluding royalties on products sold by licensees), respectively, for each year.

	2001(1)	2002	2003	2004	2005	2006
Timberland	100.00	96.04	140.43	169.01	175.57	170.33
S&P 500 Index	100.00	77.90	100.25	111.15	116.61	135.03
Weighted Average of S&P 500 Footwear Index and S&P 500 Apparel, Accessories and Luxury Goods Index	100.00	85.26	121.64	159.50	161.21	192.30

(1) Indexed to December 31, 2001

ISSUER PURCHASES OF EQUITY SECURITIES(1)

For the Three Fiscal Months Ended December 31, 2006

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs

September 30 — October 27	274,752	$29.14	274,752	4,095,451
October 28 — November 24	249,078	30.46	249,078	3,846,373
November 25 — December 31	300,388	31.90	300,388	3,545,985

Q4 Total	824,218	$30.54	824,218

Footnote(1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	02/09/2006	6,000,000	None

No existing programs expired or were terminated during the reporting period. See Note 14 to our consolidated financial statements, entitled “Stockholders’ Equity”, in Item 8 of this Annual Report on Form 10-K for additional information.

*	Fiscal month

**	Based on trade date — not settlement date

ITEM 6.	SELECTED FINANCIAL DATA

Selected Statement of Income Data

Years Ended December 31,	2006(1)	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Revenue	$1,567,619	$1,565,681	$1,500,580	$1,342,123	$1,190,896
Net income before cumulative effect of change in accounting principle	106,432	164,624	152,693	117,879	90,200
Net income(2)	106,432	164,624	152,693	117,879	95,113
Earnings per share before cumulative effect of change in accounting principle
Basic	$1.70	$2.48	$2.19	$1.66	$1.21
Diluted	$1.67	$2.43	$2.14	$1.62	$1.18
Earnings per share — net income
Basic	$1.70	$2.48	$2.19	$1.66	$1.27
Diluted	$1.67	$2.43	$2.14	$1.62	$1.25

(1)	Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment. See Note 15 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

(2)	In 2002, we recorded a $4,913 after-tax gain from the cumulative effect of a change in accounting principle.

Selected Consolidated Balance Sheet Data

December 31,	2006	2005	2004	2003	2002
	(Dollars in thousands)

Cash and equivalents	$181,698	$213,163	$309,116	$241,803	$141,195
Working capital	366,292	372,260	422,855	342,569	286,027
Total assets	843,105	788,654	757,510	641,716	538,671
Total long-term debt	—	—	—	—	—
Stockholders’ equity	560,817	528,187	511,507	428,463	372,785

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the consolidated financial statements and related notes. Included herein are discussions and reconciliations of total Company, total International, Europe and Asia revenue changes to constant dollar revenue changes, and operating expense, operating income, net income and diluted earnings per share (“EPS”) to operating expense, operating income, net income and diluted EPS, respectively, excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, and operating expense, operating income, net income and diluted EPS excluding restructuring and related costs and including share-based employee compensation costs are not Generally Accepted Accounting Principle (“GAAP”) performance measures. We provide constant dollar revenue changes for total Company, total International, Europe and Asia results because we use the measure to understand revenue changes excluding any impact from foreign exchange rate changes. We provide operating expense, operating income, net income and diluted EPS excluding restructuring and related costs and including share-based employee compensation costs to understand operating expense, operating income, net income and diluted EPS excluding restructuring and related costs and to provide comparability to reported results that include share-based employee compensation costs as prescribed by Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.”

Recent Developments

Global Reorganization

As part of our commitment to better serve our consumers and improve our performance, in December 2006 we made a series of organizational changes that will better align our go-to-market infrastructure with the consumers we seek to serve. In this context we are assessing our business segment definitions and anticipate that beginning in the second quarter of 2007, we will shift to a reporting structure that mirrors the newly established consumer categories — Authentic Youth, CasualGear, Outdoor Group and Industrial. Each of these categories will be led by a President, along with dedicated resources against merchandising, design, sales planning, category marketing and global sales. The President of each group will report directly to the Chief Executive Officer.

North American Apparel Licensing Agreement

In February, 2007, we announced that we entered into a licensing agreement with Phillips-Van Heusen for the design, sourcing and marketing of apparel in North America under the Timberland® brand, beginning with the Fall 2008 line. Excluded from the agreement with Phillips-Van Heusen are Timberland® Outdoor Performance apparel, which Timberland will continue to design, source and market worldwide, as well as Timberland PRO® apparel, which is the subject of an exclusive license agreement with Block Corporation for the United States and Canada. As a result of our decision to license Timberland® brand apparel in North America, we will incur a pre-tax restructuring charge in the range of $4 million in 2007 to cover severance, outplacement services and asset disposal costs associated with implementation of this strategy. We anticipate that this action will result in cost savings in the range of $4 – $5 million in 2007, weighted towards the second half of the year. These savings have been factored into the Company’s financial outlook.

Executive Departures

In February, 2007, the Company also announced that Kenneth P. Pucker, Executive Vice President and Chief Operating Officer, and Brian McKeon, Executive Vice President — Finance and Administration and Chief Financial Officer, will be leaving the Company effective March 31, 2007. Mr. Pucker has entered into a separation agreement with the Company, which provides for a cash payment and the vesting of certain shares previously awarded under the Company’s incentive compensation plans. The Company will incur a restructuring charge of approximately $3.3 million in 2007 to record these items, including a recovery of approximately $0.8 million associated with the forfeiture of other shares awarded to Mr. Pucker but not vested upon termination.

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

Highlights of our 2006 financial performance include the following:

•	Revenue of $1,567.6 million was relatively flat with the prior year.

•	Gross margin was 47.3% in 2006, compared to 49.6% in 2005.

•	Operating income for the year was $159.7 million, or 10.2% of revenue, compared to $245.4 million, or 15.7% of revenue, in 2005. Operating income excluding restructuring charges in both years and including share-based employee compensation costs related to stock option and employee stock purchase plans in 2005 was $163.6 million, or 10.4% of revenue, compared to $237.1 million, or 15.1% of revenue.

•	Net income was $106.4 million in 2006 compared to $164.6 million in 2005. Excluding restructuring charges in both years and including share-based employee compensation costs related to stock option and employee stock purchase plans in 2005, net income was $108.9 million compared to $159.2 million in 2005.

•	Diluted earnings per share decreased from $2.43 in 2005 to $1.67 in 2006. Excluding restructuring charges in both years and including share-based employee compensation costs related to stock option and employee stock purchase plans in 2005, diluted earnings per share decreased from $2.35 to $1.71.

•	Net cash provided by operating activities decreased from $182.3 million in 2005 to $111.7 million in 2006.

•	Cash at the end of the year was $181.7 million with no debt outstanding.

•	We continue to maintain our focus on serving as a reference for socially responsible companies through our commitment to community. During the fourth quarter of 2006, we held our annual North American sales meeting in New Orleans where we worked in unity with over 800 volunteers to assist in the on-going efforts to revitalize the city. We also remain committed to being an employer of choice as demonstrated by our recognition for the tenth consecutive year in Fortune magazine’s list of “100 Best Companies to Work For.”

For 2007, we are targeting solid growth across our casual, outdoor and industrial categories. We are also committed to improving performance in our boots and kids’ businesses, supported by a disciplined product supply and distribution strategy that is aligned with the premium position the Company seeks to maintain with consumers. In this context, we expect to see continued significant declines in boots and kids’ sales in 2007, likely in excess of $100 million globally. These impacts will likely limit overall revenue to prior year levels for the full year.

Lower boots and kids’ sales and impacts from higher relative product costs are expected to place continued pressure on operating margins, with expectations for potential full-year declines in the range of 300 basis points compared to prior year levels excluding restructuring costs. We expect sales and operating margin pressures will be greater early in 2007 given warm winter weather conditions, the lapping of prior year results and macro factors such as the implementation of European Union (“EU”) anti-dumping duties. We estimate these factors will contribute to a decline in operating profits excluding restructuring costs in the range of $40 million in the first half of 2007, with most of this decline in the first quarter.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals, shared-based compensation and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our consolidated financial statements:

Sales Returns and Allowances

Our revenue consists of sales to wholesale customers (including distributors, franchisees and commissioned agents), retail and e-commerce store revenues, license fees and royalties. We record wholesale and e-commerce store revenues when title passes and the risks and rewards of ownership have passed to our customer, based on the terms of sale. Title passes generally upon shipment to or upon receipt by our customer, depending on the country of sale and the agreement with our customer. Retail store revenues are recorded at the time of the sale. License fees and royalties are recognized as earned per the terms of our licensing and royalty agreements.

We record reductions to revenue for estimated wholesale and retail customer returns and allowances. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received. Our total reserves for sales returns and allowances were $35.9 million and $38.2 million at December 31, 2006 and 2005, respectively. The actual amount of customer returns and allowances may differ from our estimates. If we determine that increases or decreases to sales returns and allowances are appropriate, we record either a reduction or an increase in sales in the period in which we make such a determination.

Allowance for Doubtful Accounts

We make ongoing estimates for losses relating to our allowance for uncollectible accounts receivable resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based upon our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowances for doubtful accounts totaled $12.1 million and $8.8 million at December 31, 2006 and 2005, respectively. The increase in our allowances for doubtful accounts reflects erosion in the timeliness of collections in the U.S. and Europe. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. Furthermore, we provide for estimated losses resulting from disputes, which arise with respect to the gross carrying value of our receivables. The settlement or resolution of these differences could result in future changes to these estimates. If we determine that increases or decreases to the allowance for doubtful accounts are appropriate, we record either an increase or decrease to selling expense in the period in which we make such a determination.

Inventory Valuation

We value our inventory at the lower of cost (first-in, first-out) or market value. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of the inventory, we provide a reserve for the difference as a charge to cost of sales. Our reserves related to inventory valuation totaled $9.9 million and $10.8 million at December 31, 2006 and 2005, respectively. If actual market conditions are more or less favorable than our estimates, adjustments to our inventory reserves may be required. The adjustments would decrease or increase our cost of sales in the period in which they are recognized.

Derivatives

We are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as we purchase and sell goods in foreign markets in their local currencies. We use derivative instruments, specifically forward contracts, to hedge a portion of our forecasted foreign currency transactions. We use our operating budget and forecasts to estimate future economic exposure and to determine the appropriate levels and timing of related hedging transactions. We closely monitor our foreign currency exposure and adjust our hedge positions accordingly. Our estimates of anticipated transactions could fluctuate over time and could vary from the ultimate transactions (see Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K). Future operating results could be impacted by adjustments to these estimates.

Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liabilities, trademark rights and a variety of other matters. We record contingent liabilities when it is probable that a liability has been incurred and the amount of the loss is estimable. We disclose a contingent liability when there is at least a reasonable possibility that a loss has been incurred. Estimating probable losses requires analysis and judgment about the potential actions. Therefore, actual losses in any future period are inherently uncertain. We do not believe that any pending legal proceeding or claims will have a material impact on our consolidated financial statements. However, if actual or estimated probable future losses exceed our recorded liability, we would record additional expense during the period in which the loss or change in estimate occurred.

Long-lived Assets

When events or circumstances indicate that the carrying value of a long-lived asset may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair market value. We estimate future undiscounted cash flows using assumptions about expected future operating performance. Those estimates of undiscounted cash flows could differ from actual cash flows due to, among other things, technological changes, economic conditions or changes to business operations. For 2006 and 2005, no significant impairment related to the carrying value of our long-lived assets has been recorded.

Incentive Compensation Accruals

We use incentive compensation plans to link compensation to the achievement of specific annual performance targets. We accrue for this liability during each year based on certain estimates and assumptions. The amount paid, based on actual performance, could differ from our accrual.

Share-based Compensation

The Company estimates the fair value of its stock option awards and employee stock purchase plan (the “ESP Plan”) rights on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model includes various assumptions, including the expected volatility for stock options and ESP Plan rights and the expected term of stock options. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the Company’s control. As a result, if other assumptions had been used, share-based compensation expense, as calculated and recorded under SFAS 123(R) could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, share-based compensation expense could be materially impacted in future periods. See Note 15 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information regarding the Company’s adoption of SFAS 123(R).

In accordance with Financial Accounting Standards Board Staff Position FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”, in the fourth quarter of 2006 the Company elected to adopt the alternative transition method for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

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

We estimate the effective tax rate for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, the estimate is refined based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual rate. In the fourth quarter of 2006, we adjusted our effective tax rate estimate to 35.0% from our previous full year estimate of 35.6%.

We have provided reserves for certain tax matters, both domestic and foreign, which we believe could result in additional tax being due. Our tax reserves total approximately $16.0 million at December 31, 2006. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate.

Results of Operations

Years Ended December 31,	2006		2005		2004
	(Amounts in Thousands, Except Per Share Data)

Revenue	$1,567,619	100.0%	$1,565,681	100.0%	$1,500,580	100.0%
Gross profit	742,136	47.3	776,905	49.6	739,075	49.3
Operating expense	582,443	37.2	531,523	33.9	505,212	33.7
Operating income	159,693	10.2	245,382	15.7	233,863	15.6
Interest income, net	966	0.1	3,335	0.2	1,095	0.1
Other income, net	3,082	0.2	336	0.0	1,775	0.1
Net income	$106,432	6.8	$164,624	10.5	$152,693	10.2
Earnings per share
Basic	$1.70		$2.48		$2.19
Diluted	$1.67		$2.43		$2.14
Weighted-average shares outstanding
Basic	62,510		66,325		69,628
Diluted	63,690		67,774		71,311

2006 Compared to 2005

Revenue

Consolidated revenue of $1,567.6 million was flat with the prior year. Benefits from the addition of SmartWool, which contributed an incremental $51.2 million to revenue growth, solid growth in international markets and gains in Timberland PRO® footwear and Timberland® brand apparel offset sales declines in boots and kids’ footwear, primarily in the U.S.

Segments Review

We have three reportable business segments (see Note 17 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K): U.S. Wholesale, U.S. Consumer Direct and International.

U.S. Wholesale revenues were $640.0 million in 2006, down 3.0% compared to 2005. The decrease was driven primarily by declines in boots and kids’ footwear. This decrease was partially offset by a full year of sales from SmartWool, which added $42.8 million in incremental revenue, and strong growth in Timberland PRO® footwear and Timberland® brand apparel sales.

U.S. Consumer Direct revenues declined 7.0% to $197.7 million in 2006. Comparable store sales declined 9.6%, reflecting both unseasonably warm weather trends which pressured sales and our decision to remove classic boot product from outlet stores in the second half of the year as part of our strategy to strengthen overall pricing for these products in the U.S. market. Strong growth in our e-commerce business, due primarily to incremental SmartWool sales, partially offset the decrease in comparable store sales.

International revenues grew 5.3% to $730.0 million in 2006, reflecting growth across Europe, Asia and Canada. Overall, International revenues grew to 46.6% of consolidated revenues. Europe’s revenue increased 2.6%, or 1.8% in constant dollars, to $547.1 million. Growth in our European distributor business, expansion in the key southern European markets of Italy and Spain and gains in Scandinavia offset softer sales results in France, Benelux and the U.K. Double digit growth in men’s and women’s casual footwear and solid gains in apparel and accessories were partially offset by declines in boots and outdoor performance and kids’ footwear.

Asia posted revenues of $145.4 million, up 9.0%, or 11.0% in constant dollars, over the prior year. Revenue increases are attributed to strong gains in Japan; our Asian distributor business, reflecting our continued expansion in China; and Taiwan. Asia’s growth is supported by sales gains in all product categories. We continue to expand our retail presence in Asia, with a net addition of 14 stores and shops in 2006.

Canada expanded significantly over the prior year, growing 42.4% to $24.6 million. Sales results reflect benefits from the 2006 re-acquisition of distribution rights for apparel in Canada and gains in accessories and Timberland PRO® and women’s casual footwear.

Products

Worldwide footwear revenue was $1,126.9 million, down 6.1% from the prior year. Footwear results were driven by a decline in boots and kids’ footwear sales, partially offset by higher sales of Timberland PRO® and men’s and women’s casual footwear. Unit sales were 9.2% lower than the prior year, reflecting lower sales of boots and kids’ footwear. The average selling price increased 3.5% as a result of business mix impacts reflecting growth in international markets.

Worldwide apparel and accessories revenue was $422.4 million in 2006, an increase of 21.1% compared to the prior year. This increase reflects a full year of SmartWool sales, which contributed an incremental $51.2 million in revenue, as well as solid growth in Timberland® brand apparel sales worldwide. Unit sales of apparel and accessories increased 48.8%, while the average selling price decreased 18.6%, reflecting impacts from the addition of SmartWool’s products, which have lower average selling prices.

Royalty and other revenue, which consists primarily of royalties from third-party licensees and distributors, increased 9.2% to $18.3 million, reflecting increased sales of licensed kids’ apparel in the U.S. and growth in our international distributor business.

Channels

Worldwide wholesale revenue growth offset the decline in our global consumer direct business. Worldwide wholesale revenue was $1,191.6 million, a 1.2% increase over the prior year. Sales gains in apparel and accessories, Timberland PRO® footwear and men’s and women’s casual footwear offset lower sales of boots and kids’ footwear. Global consumer direct revenues were $376.0 million, 3.0% lower than the prior year. Worldwide comparable store sales declined 8.7%, reflecting unseasonably warm weather trends that pressured retail sales in the U.S. and Europe. This decrease more than offset benefits from global door expansion and strong performance from our e-commerce business. During 2006, we opened 35 stores, shops and outlets and closed 12 worldwide.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 47.3% in 2006, compared to 49.6% in 2005. This decrease reflects impacts from product mix impacts, including lower sales of boots and kids’ footwear; higher levels of off-price and discounted sales; and higher comparable product costs, including effects from anti-dumping duties on EU footwear, which added $5.5 million to product costs in 2006.

We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $97.9 million and $101.4 million in 2006 and 2005, respectively.

Operating Expense

Total operating expense was $582.4 million in 2006, $50.9 million, or 9.6% higher than in 2005. As a percentage of revenue, operating expense was 37.2%, up 330 basis points from the 33.9% reported in 2005. Excluding restructuring and related costs in both 2006 and 2005, and including share-based compensation costs in 2005, base operating expense increased $38.7 million, or 7.2%, driven by $26.4 million of incremental costs associated with new businesses and category development, including the addition of SmartWool, $18.2 million of cost growth related to International expansion and $12.1 million of incremental costs associated with share-based compensation, as a result of new accounting requirements, offset by a $10.4 million reduction in marketing expenses and a $9.3 million decline in worldwide incentive compensation costs.

Selling expense for 2006 was $453.0 million, an increase of $35.6 million or 8.5% compared to the prior year. The increase was driven by $21.5 million in costs related to new businesses and category development,

$18.2 million in International business expansion and $8.2 million in share-based employee compensation costs. These increases were partially offset by decreases of $10.4 million in marketing costs and $5.3 in worldwide incentive compensation costs. Foreign exchange rate changes had minimal impact on selling expense growth.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $38.2 million and $37.8 million in 2006 and 2005, respectively.

Advertising expense, which is included in selling expense, was $28.1 million and $36.6 million in 2006 and 2005, respectively. The decrease reflects shifts in spending towards other brand building activities such as investments in our international business and retail expansion. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. As of December 31, 2006 and December 31, 2005, we had $0.7 million and $1.2 million of prepaid advertising costs recorded on our consolidated balance sheets, respectively.

General and administrative expense was $125.5 million, an increase of $15.7 million or 14.3% over 2005. The increase was driven by $4.9 million related to new business initiatives, $3.9 million of share-based employee compensation costs, $2.9 million in costs associated with operating the new European finance shared service center and $2.4 million in legal and compliance costs. These increases were offset by a $4.0 million decline in worldwide incentive compensation costs. Foreign exchange rate changes added $2.2 million or 2.0% to overall general and administrative expenses growth.

Operating Income

Operating income was $159.7 million in 2006 compared to $245.4 million in 2005. Operating income as a percentage of revenue fell from 15.7% in 2005 to 10.2% in 2006, reflecting pressure on gross margins as well as higher operating expenses over a flat revenue base.

Our U.S. Wholesale segment’s operating income decreased 17.6% to $170.6 million in 2006, driven by declines in both revenue and gross margin and increased operating expense. Revenue was down 3.0%, driven by decreases in boots and kids’ footwear sales. Gross margin fell 160 basis points, pressured by negative product mix impacts related to lower sales of boots and kids’ footwear and increased off-price sales, partially offset by favorable impacts from new businesses. Operating expense increased 22.4%, primarily due to the addition of SmartWool.

Operating income for our U.S. Consumer Direct segment was $16.8 million for 2006 compared to $36.3 million in 2005. Revenue decreased 7.0%, reflecting a 9.6% decline in comparable store sales. Gross margin was down 440 basis points primarily due to lower U.S. outlet store margins, reflecting higher levels of off-price and discounted sales and negative product mix impacts related to lower boot sales. Operating expense increased 5.7%, impacted by costs associated with operating three additional stores in 2006.

International operating income was down 7.3% to $155.9 million in 2006, driven by an 8.4% increase in operating expense reflecting costs associated with International expansion and costs related to operating the new European finance shared service center. Additionally, gross margin was down 200 basis points, pressured by higher comparable product costs, including the effects of EU anti-dumping duties, and increased levels of off-price sales.

Our Unallocated Corporate expenses increased $17.3 million, or 10.4%, to $183.6 million in 2006. Unallocated Corporate expenses as a percentage of total revenue increased 110 basis points to 11.7% of total revenue. Excluding restructuring costs in both 2006 and 2005 and increased share-based employee compensation costs of $14.5 million in 2006, Unallocated Corporate expenses increased $5.8 million or 3.6% from the prior year and represent 10.7% of total revenue. This increase was driven by $5.3 million in unfavorable product cost variances reflecting decreased volume and higher than planned material costs, $2.1 million in global support services, $1.2 million in product management expenses and $1.0 million in one-time costs related to establishing the new European finance shared service center, offset by a $4.6 million reduction in worldwide incentive compensation costs.

Other Income and Taxes

Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.0 million and $3.3 million in 2006 and 2005, respectively. The decrease is primarily due to reduced cash balances resulting from our SmartWool acquisition, share repurchases and reduced profitability.

Other, net, included $2.0 million and $(0.2) million of foreign exchange gains/(losses) for 2006 and 2005, respectively, resulting from the timing of settlement of local currency denominated assets and payables. These results were driven by the volatility of exchange rates during the respective reporting periods and should not be considered indicative of expected future results.

The effective income tax rate was 35.0% in 2006, compared to 33.9% in 2005 (see Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). This increase reflects the geographic mix of our profits and provisions for specific tax reserves. The effective tax rate was adjusted in the fourth quarter of 2006 to decrease our full year 2006 tax rate estimate from 35.6% to 35.0%.

2005 Compared to 2004

Revenue

Consolidated revenue growth of 4.3% in 2005 reflected strong gains in our International operations, offset by a slight decline in our U.S. business. Revenue from the U.S. business totaled $872.4 million in 2005, down 0.8% from the prior year. International revenues were $693.3 million, 11.6% ahead of 2004, up 11.4% in constant dollars.

Segments Review

Revenues for our U.S. Wholesale business decreased 0.8% to $659.8 million. Growth in Timberland PRO® series footwear, apparel, men’s casual footwear, kids’ footwear and accessories was offset by significant declines in our women’s casual business, and moderate declines in boots. Declines in sales to independent accounts and department stores were partially offset by increases in sales through discount channels and athletic/national accounts.

The U.S. Consumer Direct business recorded $212.6 million in sales, down $1.5 million or 0.7% compared with 2004. Overall, comparable store sales excluding our e-commerce business were down 0.8%. Declines in women’s casual footwear, apparel, boots and kids’ footwear were partially offset by gains in outdoor performance footwear, men’s casual footwear and apparel.

International revenues increased 11.6% to $693.3 million benefiting from the execution of our growth strategies in Europe and Asia, as well as the continued growth of our Canadian subsidiary. Overall, International revenues increased to 44.3% of total consolidated revenues. The European business produced $533.1 million of revenue, growing 11.3%, or 11.0% on a constant dollar basis, driven by strong gains in the U.K., pan-European accounts and our European distributor business and growth in Italy, Germany, Scandinavia and Spain. Growth in Europe was driven by strong gains in footwear across major product categories and solid gains in apparel sales.

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

Products

Worldwide footwear revenue was $1,200.1 million in 2005, up $46.8 million or 4.1% from 2004. Growth was driven by gains in kids’, men’s casual, outdoor performance, boots, and Timberland PRO® series footwear offset by a significant decline in our U.S. women’s casual footwear business. Worldwide footwear unit sales were up 3.9% while the average price increased by 0.1%, reflecting impacts from product and geographic mix.

Worldwide apparel and accessories revenue increased by 4.7% to $348.9 million. Apparel and accessories unit sales increased by 4.4%, while average selling prices increased 0.2%, reflecting product and channel mix.

Royalty and other revenue was $16.7 million, up 19.0% from the prior year, driven by gains in licensed kids’ apparel worldwide and growth in licensed Timberland PRO® series in Europe.

Channels

Revenue growth reflected global gains across both our wholesale and consumer direct channels. Globally, our wholesale business recorded $1,178.0 million of revenue in 2005, a 4.7% increase. Consumer direct revenues were up 3.4% to $387.7 million. We opened 29 stores, shops and outlets worldwide in 2005 and closed 14.

Gross Profit

Our gross profit as a percentage of sales for 2005 was 49.6% as compared to 49.3% for 2004, an improvement of 30 basis points. Favorable foreign exchange benefits and international mix benefits were partially offset by U.S. product mix impacts and impacts from higher levels of off-price and discounted sales.

The costs of procuring inventory, included in cost of goods sold, amounted to $101.4 million and $97.3 million for 2005 and 2004, respectively.

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

Selling expense was $417.4 million, an increase of $12.0 million, or 3.0% compared with the prior year. The increase was driven by $8.7 million of costs related to International retail expansion, $5.6 million in distribution costs and $3.2 million in product development costs, offset by a decrease of $8.3 million in global incentive compensation programs. Foreign exchange rate changes also decreased selling expense by $1.9 million or 0.5%.

The costs of physically managing inventory, included in selling expense, totaled $37.8 million and $33.9 million in 2005 and 2004, respectively.

Advertising expense, which is also included in selling expense, was $36.6 million and $42.4 million in 2005 and 2004, respectively. The decrease primarily reflected reductions in U.S. cooperative advertising costs. Prepaid advertising recorded on our consolidated balance sheets was $1.2 million and $0.7 million as of December 31, 2005 and December 31, 2004, respectively.

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

Operating income for our U.S. Wholesale segment was $207.2 million, $6.1 million or 2.9% lower than the prior year. Revenue declines of 0.8% and gross margin deterioration of 140 basis points were offset by a 6.8% decline in operating expenses resulting from cost control measures. The margin deterioration was driven by a shift in product mix, impacted by lower U.S. boot sales, and relatively higher levels of off-price and discount sales.

Our U.S. Consumer Direct segment’s operating income increased by 2.7% to $36.3 million. Revenue was down 0.7% to $212.6 million, reflecting a comparable stores sales decline of 0.8%. The sales decline was offset as gross margin improved by 80 basis points, reflecting less promotional activity than the prior year. Operating expenses remained flat to the prior year.

Operating income for our International segment grew by 28.7% to $168.2 million. Revenue growth of 11.6% and gross margin improvement of 220 basis points drove much of the increase. Both benefited from favorable foreign exchange rate changes. Lower product related costs and more favorable product mix also supported the margin improvement. Operating expense rates for our International segment decreased by 100 basis points as strong revenue growth enabled operating expense leverage despite continued investment in International retail expansion and organizational capability.

Our Unallocated Corporate expenses increased to $166.3 million or 10.6% of total revenue, a 90 basis point increase over the prior year. Excluding restructuring and related costs of $4.3 million resulting from the consolidation of our Caribbean manufacturing operations, Unallocated Corporate expenses increased 70 basis points to 10.4% of revenue. This increase reflects investments in global organization capability, higher legal and compliance costs and costs associated with business development activities.

Other Income and Taxes

Interest income, net was $3.3 million and $1.1 million in 2005 and 2004, respectively. Higher interest rates supported the increase in net interest income.

Other, net included $0.2 million of foreign exchange losses resulting from the timing of settlement of local currency denominated assets and liabilities. In 2004, we had a gain of $1.0 million. These results were driven by the volatility of exchange rates during the respective reporting periods, and should not be considered indicative of expected future results.

The effective income tax rate was 33.9% in 2005, compared to 35.5% in 2004 (see Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). We established a Hong Kong procurement company and an international treasury center in Switzerland in the fourth quarter of 2004, which better aligns our organizational structure with our expanding global presence and reduces our estimated taxes on foreign earnings.

Reconciliation of Total Company, Total International, Europe and Asia Revenue Changes to Constant Dollar Revenue Changes

	For the Year Ended		For the Year Ended
	December 31, 2006		December 31, 2005
	$ Change		$ Change
	(in Millions)	% Change	(in Millions)	% Change

Total Company
Revenue increase	$1.9	0.1%	$65.1	4.3%
Increase due to foreign exchange rate changes	2.9	0.2%	1.2	—

Revenue (decrease)/increase in constant dollars	$(1.0)	(0.1)%	$63.9	4.3%

Total International
Revenue increase	$36.7	5.3%	$72.0	11.6%
Increase due to foreign exchange rate changes	2.9	0.4%	1.2	0.2%

Revenue increase in constant dollars	$33.8	4.9%	$70.8	11.4%

Europe
Revenue increase	$13.9	2.6%	$54.2	11.3%
Increase due to foreign exchange rate changes	4.2	0.8%	1.5	0.3%

Revenue increase in constant dollars	$9.7	1.8%	$52.7	11.0%

Asia
Revenue increase	$12.0	9.0%	$12.1	10.0%
(Decrease) due to foreign exchange rate changes	(2.6)	(2.0)%	(1.3)	(1.1)%

Revenue increase in constant dollars	$14.6	11.0%	$13.4	11.1%

Management provides constant dollar revenue changes for total Company, total International, Europe, and Asia results because we use the measure to understand revenue changes excluding any impact from foreign exchange rate changes.

Reconciliation of Operating Expense Excluding Restructuring and Related Costs and Including Share-Based Employee Compensation Costs Related to Stock Option and Employee Stock Purchase Plans

	For the Year Ended
	December 31,	December 31,
Dollars in Millions	2006	2005	Change

Operating expense, as reported	$582.4	$531.5
Deduct: Restructuring and related costs included in reported operating expense	(3.9)	(4.2)

Operating expense excluding restructuring and related costs	578.5	527.3
Deduct: Share-based employee compensation costs included in reported operating expense	—	(7.1)
Add: Total share-based employee compensation costs determined under fair value based method for all awards	—	19.6

Operating expense excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans	$578.5	$539.8	7.2%

Management provides operating expense excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans to understand operating expense excluding restructuring and related costs and to provide comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).

Reconciliation of Operating Income to Operating Income Excluding Restructuring and Related Costs and Including Share-Based Employee Compensation Costs Related to Stock Option and Employee Stock Purchase Plans

	For the Year Ended
	December 31,	December 31,
Dollars in Millions	2006	2005

Operating income, as reported	$159.7	$245.4
Add: Restructuring and related costs included in reported operating income	3.9	4.2

Operating income excluding restructuring and related costs	163.6	249.6
Add: Share-based employee compensation costs included in reported operating income	—	7.1
Deduct: Total share-based employee compensation costs determined under fair value based method for all awards	—	(19.6)

Operating income excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans	$163.6	$237.1

Management provides operating income excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans to understand operating income excluding restructuring and related costs and to provide comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).

Reconciliation of Net Income to Net Income Excluding Restructuring and Related Costs and Including Share-Based Employee Compensation Costs Related to Stock Option and Employee Stock Purchase Plans

	For the Year Ended
	December 31,	December 31,
Dollars in Millions	2006	2005

Net income, as reported	$106.4	$164.6
Add: Restructuring and related costs included in reported net income, net of related tax effect	2.5	2.8

Net income excluding restructuring and related costs	108.9	167.4
Add: Share-based employee compensation costs included in reported net income, net of related tax effect	—	4.7
Deduct: Total share-based employee compensation costs determined under fair value based method for all awards, net of related tax effect	—	(12.9)

Net income excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans	$108.9	$159.2

Management provides net income excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans to understand net income excluding restructuring and related costs and to provide comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).

Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs and Including Share-Based Employee Compensation Costs Related to Stock Option and Employee Stock Purchase Plans

	For The Year Ended
	December 31,	December 31,
	2006	2005

Diluted EPS, as reported	$1.67	$2.43
Per share impact of restructuring and related costs	0.04	0.04

Diluted EPS excluding restructuring and related costs	1.71	2.47
Per share impact of share-based employee compensation costs related to stock option and employee stock purchase plans	—	(0.12)

Diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans	$1.71	$2.35

Management provides diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans to understand earnings excluding restructuring and related costs and to provide comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).

Accounts Receivable and Inventory

Accounts receivable was $204.4 million as of December 31, 2006, compared to $168.8 million as of December 31, 2005 and $155.0 million as of December 31, 2004. Days sales outstanding were 38 days as of December 31, 2006, compared with 33 days as of December 31, 2005 and 31 days as of December 31, 2004. Wholesale days sales outstanding were 45 days, 39 days and 38 days at the end of 2006, 2005 and 2004, respectively. The increase in 2006 accounts receivable and days sales outstanding were driven by sales timing and, to a lesser extent, some erosion in the timeliness of collections. In 2005, excluding $12.8 million from SmartWool, the relatively flat accounts receivable reflected solid collection efforts and improved timing of shipments in the fourth quarter.

Inventory increased 11.8% to $186.8 million as of December 31, 2006 from $167.1 million as of December 31, 2005 and $128.3 million as of December 31, 2004. The increase in inventory in 2006 is primarily related to increased retail inventory in the U.S. and Europe due to unseasonably warm weather and investments made in Asian retail to prepare for the Asian holiday season in January and February, 2007. In the fourth quarter of 2004, we established a Hong Kong procurement company and an international treasury center in Switzerland to better align our organizational structure with our expanding global presence and provide enhanced support to our global sourcing operations and International business. Related to the implementation of the new organizational structure, we modified certain sourcing arrangements, which resulted in earlier transfer of title for a portion of the Company’s third party sourced product in 2005. Earlier transfer of title resulted in offsetting higher quarter end inventory and accounts payable balances, as we recognized an inventory asset and related payable roughly two weeks earlier than in the prior year period. Had similar sourcing arrangements been in effect for 2004, we estimate that inventory and accounts payable balances would have increased by approximately $35.2 million.

Liquidity and Capital Resources

2006 Compared to 2005

Net cash provided by operations for 2006 was $111.7 million, compared with $182.3 million in 2005. The reduction in cash provided in 2006 compared with 2005 was primarily due to reduced net income and an increase in our investment in working capital. In 2006, our net investment in working capital was $31.8 million, compared to $13.0 million in 2005. Working capital increases primarily reflect higher quarter-end receivable balances, impacted by sales timing and, to a lesser extent, some erosion in the timeliness of collections in the

U.S. and Europe, and higher retail inventory levels related to warm weather in the U.S and Europe as well as Asian retail investment. Growth in accounts receivable and inventory was somewhat offset by increased payables. Our cash provided by operations was positively impacted by increased accruals associated with the timing of VAT and other expenses. Timberland’s use of cash related to income taxes payable is due to reduced profitability and a lower resulting tax payable than at the end of 2005.

Net cash used for investing activities amounted to $47.4 million in 2006, compared with $107.7 million in 2005. Net cash used for investing activities in 2006 included $6.4 million, net of cash acquired, primarily related to the acquisition of Howies Limited and $4.4 million of other outflows related to our acquisition of certain assets of GoLite LLC, including trademarks. Net cash used for investing activities in 2005 included $81.3 million, net of cash acquired, for the acquisition of SmartWool. Capital expenditures in 2006 were $36.6 million, compared to $26.2 million in 2005. The increase was primarily attributable to higher investments in retail stores and product related investments.

Net cash used for financing activities was $99.9 million in 2006, compared with $160.6 million in 2005. Cash flows from financing activities reflected share repurchases of $120.7 million in 2006, compared with $181.5 million in 2005. We received cash inflows of $16.4 million in 2006 from the issuance of common stock related to the exercise of employee stock options and employee stock purchases, compared with $20.8 million in 2005. An excess tax benefit from share-based compensation provided $4.4 million in cash inflows in 2006.

2005 Compared to 2004

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

Credit Facilities

We have an unsecured committed revolving credit agreement with a group of banks which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 5.3% as of December 31, 2006), plus an applicable margin of between 13.5 and 47.5 basis points based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2006, the applicable margin under the facility was 35 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of December 31, 2006, the commitment fee was 10 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of

3:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

On December 20, 2005, we entered into a $4.5 million committed revolving credit agreement that matured on December 19, 2006 to provide for SmartWool’s working capital requirements. This facility was extended to March 19, 2007. Up to $3 million of the facility may be used for letters of credit.

We had uncommitted lines of credit available from certain banks totaling $50 million as of December 31, 2006. Any borrowings under these lines would be at prevailing money market rates (approximately 5.6% as of December 31, 2006). Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

As of December 31, 2006 and 2005, we had no borrowings outstanding under any of our credit facilities.

Management believes that our capital needs and our share repurchase program for 2007 will be funded through our current cash balances, our existing credit facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and cash from operations, without the need for additional permanent financing. However, as discussed in Item 1A, Risk Factors, of this Annual Report on Form 10-K, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities.

Aggregate Contractual Obligations

At December 31, 2006, we have the following contractual obligations due by period:

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in Millions)

Operating leases (see Note 12)	$228.0	$47.0	$75.1	$51.9	$54.0
Purchase obligations(1)	436.6	436.4	0.1	0.1	—
Deferred compensation plan(2) (see Note 9)	10.1	2.1	1.5	1.0	5.5

Total	$674.7	$485.5	$76.7	$53.0	$59.5

(1)	Purchase obligations consist of open production purchase orders for sourced footwear, apparel and accessories and materials used to manufacture footwear and open purchase orders for operating expense purchases relating to goods or services ordered in the normal course of business.

(2)	Our deferred compensation plan liability was $10.1 million as of December 31, 2006 and 2005, and $8.2 million at December 31, 2004. In 2006, plan contributions were offset by distributions. The liability increased from 2004 to 2005 primarily due to contributions to the plan.

Off Balance Sheet Arrangements

As of December 31, 2006, 2005 and 2004, we had letters of credit outstanding of $28.8 million, $24.6 million and $35.1 million, respectively. These letters of credit were issued predominantly for the purchase of inventory. The increase in letters of credit outstanding in 2006 was driven by obligations associated with anti-dumping duties on European Union footwear sourced in China and Vietnam. As of December 31, 2006, the Company had $243.1 million in foreign currency contracts outstanding, all of which are due to settle within the next 13 months (see Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).

We have the following off-balance sheet arrangements:

Total Amounts
December 31, 2006	Committed
(Dollars in millions)

Lines of credit	$—
Letters of credit	28.8
Foreign currency contracts	243.1

Total	$271.9

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

Quarterly Results of Operations (Unaudited)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 2006 and 2005, respectively:

Dollars in thousands, except per share data
2006 Quarter Ended	March 31	June 30	September 29	December 31

Revenue	$349,811	$226,605	$502,980	$488,223
Gross profit	176,103	102,821	236,656	226,556
Net income/(loss)	29,187	(12,972)	51,875	38,343
Basic earnings/(loss) per share	$.46	$(.21)	$.84	$.63
Diluted earnings/(loss) per share	$.45	$(.21)	$.82	$.61

2005 Quarter Ended	April 1	July 1	September 30	December 31

Revenue	$354,211	$240,269	$505,913	$465,288
Gross profit	187,161	117,980	247,358	224,406
Net income	42,247	6,345	69,152	46,880
Basic earnings per share	$.63	$.09	$1.04	$.73
Diluted earnings per share	$.61	$.09	$1.02	$.71

New Accounting Pronouncements

A discussion of new accounting pronouncements is included in the “Summary of Significant Accounting Policies” note (see Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).

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

•	Our ability to adapt to potential changes in duty structures in countries of import and export including anti-dumping measures imposed by the European Union with respect to leather footwear imported from China and Vietnam;

•	Our ability to locate and retain independent manufacturers to produce lower cost, high-quality products with rapid turnaround times;

•	Our ability to manage our foreign exchange rate risks;

•	Our reliance on a limited number of key suppliers;

•	Our ability to obtain adequate materials at competitive prices;

•	Our ability to successfully invest in our infrastructure and product based upon advance sales forecasts;

•	Our ability to recover our investment in, and expenditures of, our retail organization through adequate sales at such retail locations; and

•	Our ability to respond to actions of our competitors, some of whom have substantially greater resources than we have.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and income. We regularly assess these risks and have established policies and business practices that should mitigate a portion of the adverse effect of these and other potential exposures.

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

We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. As of December 31, 2006, 2005 and 2004, we had no short-term or long-term debt outstanding.

Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These foreign currency forward contracts will expire in 13 months or less. Based upon sensitivity analysis as of December 31, 2006, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $24.4 million, compared with $14.9 million as of December 31, 2005. The increase as of December 31, 2006, compared with December 31, 2005, is primarily related to an increase in our foreign currency denominated net assets as of December 31, 2006, compared with December 31, 2005, as well as our choice to hedge a larger portion of our forecasted 2007 exposure at December 31, 2006 than the portion of our forecasted 2006 exposure that was hedged at December 31, 2005, as determined in accordance with our foreign exchange exposure management policy.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire

We have audited the accompanying consolidated balance sheets of The Timberland Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Timberland Company and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 1, 2007

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)

ASSETS
Current assets
Cash and equivalents	$181,698	$213,163
Accounts receivable, net of allowance for doubtful accounts of $12,104 in 2006 and $8,755 in 2005	204,405	168,831
Inventory, net	186,765	167,132
Prepaid expenses	40,742	33,502
Deferred income taxes	21,730	26,934
Derivative assets	176	6,044

Total current assets	635,516	615,606

Property, plant and equipment, net	94,640	82,372
Deferred income taxes	14,536	—
Goodwill	39,717	39,503
Intangible assets, net	47,865	40,909
Other assets, net	10,831	10,264

Total assets	$843,105	$788,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$110,031	$97,294
Accrued expense
Payroll and related	38,416	48,721
Other	83,978	53,121
Income taxes payable	33,874	44,210
Derivative liabilities	2,925	—

Total current liabilities	269,224	243,346

Deferred compensation and other long-term liabilities	13,064	16,046
Deferred income taxes	—	1,075
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 72,664,889 shares issued at December 31, 2006 and 71,804,959 shares issued at December 31, 2005	727	718
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at December 31, 2006 and December 31, 2005	117	117
Additional paid-in capital	219,421	214,483
Deferred compensation	—	(27,166)
Retained earnings	845,436	739,004
Accumulated other comprehensive income	12,678	8,696
Treasury Stock at cost; 22,428,168 Class A shares at December 31, 2006 and 18,921,290 Class A shares at December 31, 2005	(517,562)	(407,665)

Total stockholders’ equity	560,817	528,187

Total liabilities and stockholders’ equity	$843,105	$788,654

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands, except per share data)

Revenue	$1,567,619	$1,565,681	$1,500,580
Cost of goods sold	825,483	788,776	761,505

Gross profit	742,136	776,905	739,075

Operating expense
Selling	453,026	417,441	405,412
General and administrative	125,549	109,831	99,800
Restructuring and related costs	3,868	4,251	—

Total operating expense	582,443	531,523	505,212

Operating income	159,693	245,382	233,863

Other income
Interest income, net	966	3,335	1,095
Other, net	3,082	336	1,775

Total other income	4,048	3,671	2,870

Income before provision for income taxes	163,741	249,053	236,733
Provision for income taxes	57,309	84,429	84,040

Net income	$106,432	$164,624	$152,693

Earnings per share
Basic	$1.70	$2.48	$2.19
Diluted	$1.67	$2.43	$2.14
Weighted-average shares outstanding
Basic	62,510	66,325	69,628
Diluted	63,690	67,744	71,311

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

						Accumulated
	Class A	Class B	Additional			Other			Total
	Common	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Compensation	Earnings	Income/(Loss)	Stock	Income	Equity
	(Dollars in thousands)

Balance, January 1, 2004	$431	$69	$175,629	$(8,209)	$723,705	$1,306	$(464,468)		$428,463

Issuance/conversion of shares of common stock	23	(10)	46,338	(18,007)	—	—	4,253		32,597
Amortization of deferred compensation	—	—	—	3,108	—	—	—		3,108
Reduction in loan on restricted stock	—	—	—	524	—	—	—		524
Repurchase of common stock	—	—	—	—	—	—	(131,662)		(131,662)
Tax benefit from stock option plans	—	—	16,862	—	—	—	—		16,862
Comprehensive income:
Net income	—	—	—	—	152,693	—	—	$152,693	152,693
Translation adjustment	—	—	—	—	—	8,305	—	8,305	8,305
Change in fair value of derivatives, net of taxes	—	—	—	—	—	617	—	617	617

Comprehensive income	—	—	—	—	—	—	—	$161,615	—

Balance, December 31, 2004	454	59	238,829	(22,584)	876,398	10,228	(591,877)		511,507

Issuance of shares of common stock	8	—	22,162	(11,636)	—	—	10,682		21,216
Retirement of shares of common stock	(100)	—	(53,565)	—	(301,604)	—	355,269		—
Amortization of deferred compensation	—	—	—	7,054	—	—	—		7,054
Repurchase of common stock	—	—	—	—	—	—	(181,739)		(181,739)
Tax benefit from stock option plans	—	—	7,057	—	—	—	—		7,057
2-for-1 stock split	356	58	—	—	(414)	—	—		—
Comprehensive income:
Net income	—	—	—	—	164,624	—	—	$164,624	164,624
Translation adjustment	—	—	—	—	—	(16,453)	—	(16,453)	(16,453)
Change in fair value of derivatives, net of taxes	—	—	—	—	—	14,921	—	14,921	14,921

Comprehensive income	—	—	—	—	—	—	—	$163,092	—

Balance, December 31, 2005	718	117	214,483	(27,166)	739,004	8,696	(407,665)		528,187

Reclassification of deferred compensation(1)	—	—	(27,166)	27,166	—	—	—		—
Issuance of shares of common stock	9	—	6,842	—	—	—	9,553		16,404
Repurchase of common stock	—	—	—	—	—	—	(119,450)		(119,450)
Share-based compensation expense	—	—	20,951	—	—	—	—		20,951
Tax benefit from share-based compensation	—	—	4,311	—	—	—	—		4,311
Comprehensive income:
Net income	—	—	—	—	106,432	—	—	$106,432	106,432
Translation adjustment	—	—	—	—	—	12,376	—	12,376	12,376
Change in fair value of derivatives, net of taxes	—	—	—	—	—	(8,394)	—	(8,394)	(8,394)

Comprehensive income	—	—	—	—	—	—	—	$110,414	—

Balance, December 31, 2006	$727	$117	$219,421	$—	$845,436	$12,678	$(517,562)		$560,817

The accompanying notes are an integral part of these consolidated financial statements.

(1)	The amount in deferred compensation was reclassified to additional paid-in capital upon adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment. See Note 15 for additional information related to the Company’s adoption of SFAS 123(R).

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$106,432	$164,624	$152,693
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(10,008)	(10,361)	(1,825)
Share-based compensation	21,584	7,054	3,108
Depreciation and other amortization	27,885	24,475	23,496
Tax benefit/(expense) from share-based compensation, net of excess benefit	(95)	7,057	16,862
Other non-cash charges/(credits)	(2,327)	2,451	86
Increase/(decrease) in cash from changes in working capital:
capital items, net of effects of business acquisition and disposition:
Accounts receivable	(27,681)	(11,723)	(24,781)
Inventory	(16,315)	(32,502)	(7,325)
Prepaid expense	(5,007)	(7,728)	(711)
Accounts payable	9,728	51,893	9,823
Accrued expense	17,790	(22,250)	6,308
Income taxes payable	(10,296)	9,292	6,943

Net cash provided by operating activities	111,690	182,282	184,677

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(6,381)	(81,807)	—
Additions to property, plant and equipment	(36,590)	(26,172)	(24,095)
Other	(4,409)	248	(1,732)

Net cash used by investing activities	(47,380)	(107,731)	(25,827)

Cash flows from financing activities:
Common stock repurchases	(120,719)	(181,469)	(131,662)
Issuance of common stock	16,407	20,838	33,123
Excess tax benefit from share-based compensation	4,406	—	—

Net cash used by financing activities	(99,906)	(160,631)	(98,539)

Effect of exchange rate changes on cash and equivalents	4,131	(9,873)	7,002

Net increase/(decrease) in cash and equivalents	(31,465)	(95,953)	67,313
Cash and equivalents at beginning of year	213,163	309,116	241,803

Cash and equivalents at end of year	$181,698	$213,163	$309,116

Supplemental disclosures of cash flow information:
Interest paid	$1,569	$374	$368
Income taxes paid	$73,341	$78,259	$61,748

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

Nature of Operations

We design, develop, engineer, market and distribute premium-quality footwear, apparel and accessories products for men, women and children. Our products are sold primarily through independent retailers, better-grade department stores, athletic stores and other national retailers that reinforce the high level of quality, performance and service associated with Timberland. In addition, our products are sold in Timberland® specialty stores, in Timberland® factory outlet stores, through e-commerce and through franchisees in Europe. Our products are sold throughout the U.S., Canada, Europe, Asia, Latin America, South Africa and the Middle East.

Our footwear, apparel and accessories products are marketed in highly competitive environments that are subject to change in consumer preferences. Footwear accounted for approximately 72% of our revenue in 2006 and approximately 77% in each of the years 2005 and 2004. Geographically, 53%, 56% and 59% of our revenue was from our domestic businesses in 2006, 2005 and 2004, respectively. From a channel perspective, our wholesale business represented 76% of our revenue in 2006 and 75% in each of the years 2005 and 2004.

We manage our business in three major segments, each sharing similar product, distribution and marketing: U.S. Wholesale, U.S. Consumer Direct and International. We sourced approximately 91% of our footwear products from unrelated manufacturing vendors in 2006, and approximately 90% in each of the years 2005 and 2004. The remainder is produced in our manufacturing facilities in the Dominican Republic. All of our apparel and accessories products are sourced from unrelated manufacturing vendors.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. The significant estimates in the consolidated financial statements include sales returns and allowances, allowance for doubtful accounts receivable, realizable value of inventory, derivatives, incentive compensation accruals, share-based compensation, contingent liabilities, impairment of long-lived assets and goodwill, and income taxes.

Revenue Recognition

Our revenue consists of sales to wholesale customers (including distributors, franchisees and commissioned agents), retail and e-commerce store revenues, license fees and royalties. We record wholesale and e-commerce revenues when title passes and the risks and rewards of ownership have passed to our customer, based on the terms of sale. Title passes generally upon shipment to or upon receipt by our customer, depending on the country of sale and the agreement with our customer. Retail store revenues are recorded at the time of the sale. License fees and royalties are recognized as earned per the terms of our licensing agreements.

In 2006, 2005 and 2004 we recorded $4,129, $4,774 and $5,565 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs are included in selling expense and were $17,307, $19,963 and $17,100 for 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record reductions to revenue for estimated wholesale and retail customer returns and allowances. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received or paid. Our total reserves for sales returns and allowances were $35,887 and $38,188 at December 31, 2006 and 2005, respectively.

We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based on our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowances for doubtful accounts totaled $12,104 and $8,755 at December 31, 2006 and 2005, respectively.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the actual market value differs from the carrying value of our inventory, we make an adjustment to reduce the value of our inventory. Our reserves related to inventory valuation totaled $9,857 and $10,802 at December 31, 2006 and 2005, respectively.

Derivatives

We are exposed to foreign currency exchange risk when we purchase and sell goods in foreign currencies. It is our policy and business practice to manage a portion of this risk through forward purchases and sales of foreign currencies, thereby locking in the future exchange rates. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. We use our operating budget and forecasts to estimate our economic exposure and to determine our hedging strategy.

Derivatives are recognized at fair value and included in either derivative assets or derivative liabilities on our consolidated balance sheets. Changes in fair value of derivatives that are not designated as hedges are recorded in income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset, to the extent effective, by the change in fair value of the hedged asset, liability, or firm commitment through earnings or deferred and included in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative’s change in fair value is immediately recognized in earnings.

Property, Plant and Equipment

We record property and equipment at cost.  We provide for depreciation using the straight-line method over the estimated useful lives of the assets or over the terms of the related leases, if such periods are shorter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal estimated useful lives are 4 to 20 years for building and improvements, 3 to 12 years for machinery and equipment and 3 years for lasts, patterns and dies.

Goodwill

Goodwill and intangible assets with indefinite lives are evaluated for impairment at least annually (at the end of our second fiscal quarter) or when events indicate that impairment exists. No impairment of goodwill occurred in 2006, 2005 and 2004 (see Note 8).

Long-lived Assets

We periodically evaluate the carrying values and estimated useful lives of our long-lived assets, primarily property, plant and equipment and finite lived intangible assets. When factors indicate that such assets should be evaluated for possible impairment, we use estimates of future operating results and undiscounted cash flows to determine whether the assets are recoverable.

Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable (see Notes 13 and 20).

Income Taxes

Income taxes are determined based on the income reported on our financial statements, regardless of when such taxes are payable. Deferred tax assets and liabilities are adjusted to reflect the changes in U.S. and applicable foreign income tax laws when enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not to occur.

Earnings Per Share (“EPS”)

Basic earnings per share excludes common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised and nonvested shares vested.

The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the years ended December 31, 2006, 2005 and 2004:

	2006			2005			2004
		Weighted-	Per-		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share	Net	Average	Share
December 31,	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$106,432	62,510	$1.70	$164,624	66,325	$2.48	$152,693	69,628	$2.19
Dilutive securities:
Stock options and employee stock purchase plan shares	—	874	(.02)	—	1,123	(.04)	—	1,499	(.05)
Nonvested shares	—	306	(.01)	—	296	(.01)	—	184	—

Effect of dilutive securities:	—	1,180	(.03)	—	1,419	(.05)	—	1,683	(.05)

Diluted EPS	$106,432	63,690	$1.67	$164,624	67,744	$2.43	$152,693	71,311	$2.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following securities (in thousands) were outstanding as of December 31, 2006, 2005 and 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

December 31,	2006	2005	2004

Options to purchase shares of common stock	2,560	722	986

Share-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period, with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of adoption, for which expense continues to be recognized on a graded schedule over the vesting period of the award. The Company estimates the fair value of its stock option awards and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model. See Note 15 for additional information regarding the Company’s adoption of SFAS 123(R).

In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”, in the fourth quarter of 2006 the Company elected to adopt the alternative transition method for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Prior to January 1, 2006, the Company applied the intrinsic value method in APB Opinion 25 and related interpretations in accounting for our stock plans, SFAS 123, and SFAS 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123,” for disclosure purposes.

Comprehensive Income

Comprehensive income is the combination of reported net income and other comprehensive income/(loss), which is comprised of foreign currency translation adjustments and changes in the fair value of cash flow hedges.

The components of accumulated other comprehensive income/(loss) as of December 31, 2006 and 2005 were:

	2006	2005

Cumulative translation adjustment	$15,330	$2,954
Fair value of cash flow hedges, net of taxes	(2,652)	5,742

Total	$12,678	$8,696

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires a company to recognize in its financial statements the impact of a tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position, if that position is more likely than not of being sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company estimates the adoption of FIN 48 will result in a cumulative effect adjustment to retained earnings in the range of $2,000 to $5,000 to increase tax reserves for uncertain tax positions.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 157 will have on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108 which provides interpretations regarding the process of quantifying prior year financial statement misstatements for the purposes of a materiality assessment. SAB 108 provides guidance that the following two methodologies should be used to quantify prior year income statement misstatements: (i) the error is quantified as the amount by which the current period income statement is misstated and (ii) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. SAB 108 concludes that a Company should evaluate whether a misstatement is material using both of these methodologies. The interpretation is effective for evaluations made on or after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115,” which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 159 will have on our consolidated financial position and results of operations.

2.	Inventory

Inventory consists of the following:

December 31,	2006	2005

Materials	$5,386	$3,483
Work-in-process	1,333	762
Finished goods	180,046	162,887

Total	$186,765	$167,132

3.	Derivatives

In the normal course of business, the financial position and results of operations of the Company are impacted by currency rate movements in foreign currency denominated assets, liabilities and income as we purchase and sell goods in local currencies. We have established policies and business practices that are intended to mitigate a portion of the adverse effect of these exposures. We use derivative financial instruments, specifically forward contracts, to manage our currency exposures. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. All derivatives entered into by the Company are either designated as cash flow hedges of forecasted foreign currency transactions or are undesignated economic hedges of existing intercompany assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

We use derivative instruments, specifically forward contracts, to hedge a portion of our forecasted foreign currency transactions, typically for a period not greater than 18 months. The majority of the Company’s cash flow hedges are derivative contracts hedging forecasted foreign currency denominated sales. The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. The fair value of the contracts is an asset when our contract rates are above current forward foreign exchange rates and is a liability when our contract rates are below current forward foreign exchange rates. The offset to those assets and liabilities is included in accumulated other comprehensive income/(loss) and is discussed in Note 1 to the Company’s consolidated financial statements.

Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income until the hedged transaction affects earnings, at which point the accumulated other comprehensive income is reclassified to earnings. We are required to measure the effectiveness of our cash flow hedges. The ineffective portion of the derivative’s change in fair value will be immediately recognized in earnings.

On December 31, 2006, we had $176 and $2,925 in derivative assets and liabilities, respectively, on our consolidated balance sheet designated as cash flow hedges in place through the fourth quarter of 2007. On December 31, 2005, we had $6,044 in derivative assets on our consolidated balance sheet which represented cash flow hedges in place through the fourth quarter of 2006.

As of December 31, 2006, we had forward contracts maturing at various dates through January 2008 to sell the equivalent of $197,892 in foreign currencies at contracted rates and to buy the equivalent of $1,104 in foreign currencies at contracted rates. As of December 31, 2005, we had forward contracts maturing at various dates through January 2007 to sell the equivalent of $157,910 in foreign currencies at contracted rates. The increase as of December 31, 2006, compared with December 31, 2005, is primarily related to our choice to hedge a larger portion of our forecasted 2007 exposure at December 31, 2006 than the portion of our forecasted 2006 exposure that was hedged at December 31, 2005.

For the periods ended December 31, 2006, 2005 and 2004, we recorded, in cost of goods sold in our consolidated statements of income, hedging gains/(losses) related to our cash flow hedges of $(1,921), $3,210, and $(17,912), respectively. Based on exchange rates at December 31, 2006, we estimate that the $176 and $2,925 in derivative assets and liabilities, respectively, on our consolidated balance sheet as of December 31, 2006 will be reclassified to earnings in 2007. The amount of ineffectiveness from our hedges was immaterial in 2006, 2005 and 2004.

Other Derivative Contracts

We also enter into derivative contracts to manage the foreign currency exchange risk on intercompany assets and liabilities using forward contracts. Gains and losses related to those forward contracts are reflected in earnings immediately and largely offset the remeasurement of those assets and liabilities.

As of December 31, 2006, we had forward contracts maturing in April 2007 to sell the equivalent of $53,078 in foreign currencies at contracted rates and to buy the equivalent of $6,759 in foreign currencies at contracted rates. As of December 31, 2005, we had forward contracts maturing in April 2006 to sell the equivalent of $32,484 in foreign currencies at contracted rates and to buy the equivalent of $32,975 in foreign currencies at contracted rates. The increase as of December 31, 2006, compared with December 31, 2005, is primarily related to an increase in our foreign currency denominated net assets as of December 31, 2006, compared with December 31, 2005.

For the periods ended December 31, 2006, 2005 and 2004, we recorded, in other income, net, in our consolidated statements of income, after tax hedging gains/(losses) related to our undesignated economic hedges of $(24), $2,146, and $(2,207), respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Financial Instruments and Concentration of Credit Risk

The following table illustrates the U.S. dollar equivalent of foreign exchange contracts at December 31, 2006 and 2005 along with maturity dates, net unrealized gain/(loss) and net unrealized gain/(loss) deferred. Unrealized gains or losses are determined based on the difference between the settlement and year end forward exchange rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract
	Amount					Net Unrealized
	(U.S. $	Maturity	Unrealized	Unrealized	Net Unrealized	Gain/(Loss)
December 31, 2006	Equivalent)	Date	Gross Gain	Gross (Loss)	Gain/(Loss)	Deferred

Pounds Sterling	$32,396	2007	$25	$(1,167)	$(1,142)	$(1,138)
Pounds Sterling	17,840	2008	20	(345)	(325)	(325)
Euro	118,907	2007	66	(2,004)	(1,938)	(1,875)
Euro	23,883	2008	30	(325)	(295)	(295)
Japanese Yen	33,743	2007	461	—	461	443
Japanese Yen	11,044	2008	322	—	322	322
Canadian Dollar	6,398	2007	34	—	34	—
New Zealand Dollar	(1,104)	2007	119	—	119	119

Total	$243,107		$1,077	$(3,841)	$(2,764)	$(2,749)

	Contract
	Amount					Net Unrealized
	(U.S. $	Maturity	Unrealized	Unrealized	Net Unrealized	Gain/(Loss)
December 31, 2005	Equivalent)	Date	Gross Gain	Gross (Loss)	Gain/(Loss)	Deferred

Pounds Sterling	$22,948	2006	$1,132	$(12)	$1,120	$1,122
Pounds Sterling	8,855	2007	223	(9)	214	214
Euro	81,705	2006	3,757	(101)	3,656	3,610
Euro	13,462	2007	340	(14)	326	326
Japanese Yen	19,933	2006	581	(8)	573	568
Japanese Yen	6,150	2007	220	(17)	203	204
Canadian Dollar	5,639	2006	—	(8)	(8)	—
New Zealand Dollar	(1,273)	2006	—	—	—	—

Total	$157,419		$6,253	$(169)	$6,084	$6,044

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of temporary cash investments, and trade receivables. We place our temporary cash investments with high credit quality financial institutions, thereby minimizing exposure to concentrations of credit risk. Credit risk with respect to trade receivables is limited due to the large number of customers included in our customer base.

5.	Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these assets and liabilities. The carrying values of derivative assets and derivative liabilities are the fair values of those assets and liabilities, which are estimated by obtaining the appropriate year-end foreign exchange rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2006	2005

Land and improvements	$501	$501
Building and improvements	55,973	51,608
Machinery and equipment	171,222	149,021
Lasts, patterns and dies	34,220	27,710

Total cost	261,916	228,840
Less: accumulated depreciation	(167,276)	(146,468)

Net property, plant and equipment	$94,640	$82,372

Depreciation expense was $24,990, $22,438 and $21,581 for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Acquisitions

On December 1, 2006, we acquired 100% of the stock of Howies Limited (“Howies”), a private company incorporated in England and Wales. Howies is based in Cardigan Bay, Wales, and was founded in 1995. Howies is an active sports brand founded on the idea of designing and manufacturing clothing for the inspired action sports and outdoor customer. Howies’ results of operations are included in our International segment from the date of acquisition. The purchase price consisted of an initial payment of $6,351, which included the retirement of debt at closing and transaction fees. Under the agreement, additional consideration of up to $6,000, based on current exchange rates, will be due based on the achievement of certain net sales and earnings levels in each year from 2007 to 2010. Two selling shareholders of Howies, who are also employees, are eligible to earn additional consideration based on earnings levels for one annual period elected by the shareholders beginning with 2011, provided they are employed through 2011. We will estimate these potential payments beginning in 2011. On a preliminary basis, the Company recorded $768 for net assets acquired, and allocated $4,446 of the purchase price to the value of trademarks associated with the business, $953 to customer related and other intangible assets, and $184 to goodwill. The final allocation of the purchase price will be completed in 2007, when we finalize the amounts assigned to these intangible assets.

On December 20, 2005, we acquired 100% of the stock of SmartWool Corporation (“SmartWool”) for an aggregate purchase price of $81,363, net of cash acquired. SmartWool, based in Steamboat Springs, Colorado, designs, develops, markets and distributes premium performance wool-based socks, apparel and accessories for men, women and children. The acquisition is intended to support our efforts to extend our enterprise’s reach by offering our customers an expanded line of apparel and accessories. SmartWool’s results of operations are allocated among our business segments based on the geographic location of their sales. Transaction costs related to this acquisition totaled $390 of direct acquisition costs. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations for SmartWool in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the purchase price as of December 31, 2006 is as follows:

		Life
	Amount	(In Years)

Assets and liabilities acquired, including cash	$20,899
Trademarks	31,170	indefinite
Other intangible assets	5,380	1 to 6 years
Goodwill	24,941

Total purchase price	82,390
Less: cash acquired	(1,027)

Net cash paid	$81,363

On October 31, 2005, we acquired 100% of the stock of our Swiss distributor for an aggregate purchase price of $466, of which $429 related to goodwill. The results of operations that relate to the business we purchased from our Swiss distributor are reported in our International segment.

We have not presented pro forma financial information for any of the above noted acquisitions, as their historical operations were not material to our consolidated financial statements.

8.	Goodwill and Other Intangible Assets

Intangible assets consist of trademarks and other intangible assets. Other intangible assets consist of customer, patent and non-competition related intangible assets.

Intangible assets consist of the following:

	2006			2005
		Accumulated	Net Book		Accumulated	Net Book
December 31,	Gross	Amortization	Value	Gross	Amortization	Value

Trademarks (indefinite lives)	$38,764	$—	$38,764	$31,170	$—	$31,170
Trademarks (finite lives)	7,541	(4,986)	2,555	7,899	(4,963)	2,936
Other intangible assets (finite lives)	8,637	(2,091)	6,546	7,549	(746)	6,803

Total	$54,942	$(7,077)	$47,865	$46,618	$(5,709)	$40,909

We amortize intangible assets with finite useful lives assuming no expected residual value. The weighted-average amortization period for all intangible assets subject to amortization was 5.3 and 3.9 years as of December 31, 2006 and 2005, respectively. Amortization expense related to these intangible assets was $2,753, $1,809 and $1,662 in 2006, 2005 and 2004, respectively. We estimate future amortization expense from intangible assets held as of December 31, 2006 to be $2,596, $2,292, $1,819, $1,311 and $846 in 2007, 2008, 2009, 2010 and 2011, respectively. The increase in intangible assets at December 31, 2006 is the result of the acquisition of Howies Limited (see Note 7) and certain assets of GoLite LLC.

A summary of goodwill activity follows:

Year Ended December 31,	2006	2005

Balance at beginning of year	$39,503	$14,163
Additions from acquisitions	214	25,340

Balance at end of year	$39,717	$39,503

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Deferred Compensation Plan

On January 1, 2001, we established an irrevocable grantor’s trust to hold assets to cover benefit obligations under the Company’s Deferred Compensation Plan (the “Plan”). Our obligations under the Plan consist of our unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, (ii) additional amounts, if any, that we may, from time to time, credit to the Plan, and (iii) notional earnings on the foregoing amounts. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. The Plan assets, which reside in other assets, net on our consolidated balance sheets, were $9,197 and $8,653 as of December 31, 2006 and 2005, respectively. The securities that comprise the Plan assets are corporate-owned life insurance policies. These assets are subject to the claims of the general creditors of the Company in the event of insolvency. Our deferred compensation liability, which is included in deferred compensation and other long-term liabilities on our consolidated balance sheet, was $10,107 and $10,117 as of December 31, 2006 and 2005, respectively.

Section 409A of the Internal Revenue Code subjects amounts deferred after December 31, 2004 to new rules governing deferral elections and payment of deferred compensation. Proposed regulations under Section 409A were issued in October 2005, and under transition relief granted in October 2006, formal plan amendments to comply with the new rules are required by December 31, 2007. The transition relief delays full operational and documentary compliance with the new rules until January 1, 2008, and requires good faith operational compliance in the interim.

10.	Other Accrued Expenses

Other accrued expenses consist of the following:

December 31,	2006	2005

Professional services and corporate expenses	$36,100	$17,755
Freight, duties and taxes	18,249	11,196
Marketing related expenses	10,501	10,857
Rent	7,680	6,123
Other accrued expenses	11,448	7,190

Total	$83,978	$53,121

11.	Credit Agreements

We have an unsecured committed revolving credit agreement with a group of banks which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100,000 for a total commitment of $300,000. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 5.3% as of December 31, 2006), plus an applicable margin of between 13.5 and 47.5 basis points based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2006, the applicable margin under the facility was 35 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100,000. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of December 31, 2006, the commitment fee was 10 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of 3:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 20, 2005, we entered into a $4,500 committed revolving credit agreement that matured on December 19, 2006 to provide for SmartWool’s working capital requirements. This facility was extended until March 19, 2007. Up to $3,000 of the facility may be used for letters of credit.

We had uncommitted lines of credit available from certain banks totaling $50,000 as of December 31, 2006. Any borrowings under these lines would be at prevailing money market rates (approximately 5.6% as of December 31, 2006). Further, we had an uncommitted letter of credit facility of $80,000 to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

As of December 31, 2006 and 2005, we had no borrowings outstanding under any of our credit facilities.

12.	Lease Commitments

We lease our corporate headquarters facility and other management offices, manufacturing facilities, retail stores, showrooms, two distribution facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2021. The approximate minimum rental commitments under all non-cancelable leases as of December 31, 2006 are as follows:

2007	$46,950
2008	41,016
2009	34,120
2010	28,501
2011	23,403
Thereafter	54,041

Total	$228,031

Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require us to pay real estate taxes, maintenance and other expenses. The aggregate base rent obligation for a lease is expensed on a straight-line basis over the term of the lease. Base rent expense for all operating leases was $50,921, $41,803 and $40,117 for the years ended December 31, 2006, 2005 and 2004, respectively. Percentage rent, based on sales levels, for the years ended December 31, 2006, 2005 and 2004 was $10,370, $12,680 and $12,612, respectively.

13.	Income Taxes

The components of income before taxes are as follows:

December 31,	2006	2005	2004

Domestic	$99,050	$148,292	$211,789
International	64,691	100,761	24,944

Total	$163,741	$249,053	$236,733

The components of the provision for income taxes are as follows:

	2006		2005		2004
December 31,	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$42,868	$(4,853)	$62,030	$(5,244)	$63,803	$(2,157)
State	7,299	209	15,629	(5,117)	10,981	332
Puerto Rico	2,470	(2,470)	258	—	380	—
Foreign	14,680	(2,894)	16,873	—	10,701	—

Total	$67,317	$(10,008)	$94,790	$(10,361)	$85,865	$(1,825)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount computed using the statutory federal income tax rate of 35% due to the following:

December 31,	2006		2005		2004

Federal income tax at statutory rate	$57,309	35.0%	$87,169	35.0%	$82,857	35.0%
Federal tax exempt operations in Puerto Rico	—	—	(3,897)	(1.6)	(3,567)	(1.5)
State taxes, net of applicable federal benefit	4,880	3.0	6,833	2.7	7,353	3.1
Foreign	(9,479)	(5.8)	(11,826)	(4.7)	—	—
Other, net	4,599	2.8	6,150	2.5	(2,603)	(1.1)

Total	$57,309	35.0%	$84,429	33.9%	$84,040	35.5%

The tax effects of temporary differences and carry-forwards that give rise to significant portions of prepaid tax assets and deferred tax liabilities consist of the following:

	2006		2005
December 31,	Assets	Liabilities	Assets	Liabilities

Current:
Inventory	$4,492	$—	$5,163	$—
Receivable allowances	11,709	—	14,877	—
Employee benefits accruals	3,037	—	4,210	—
Forward currency contracts	97	—	—	(302)
Other	2,395	—	2,986	—

Total current	$21,730	$—	$27,236	$(302)

Non-current:
Accelerated depreciation and amortization	$334	$—	$301	$—
Puerto Rico tollgate taxes	—	—	—	(2,470)
Undistributed foreign earnings	1,699	—	—	(5,554)
Deferred compensation	8,211	—	5,177	—
Share-based compensation	3,734	—	—	—
Other (including certain state taxes)	558	—	1,471	—
Net operating loss carry-forwards	944	—	806	—
Less valuation allowance	(944)	—	(806)	—

Total non-current	$14,536	$—	$6,949	$(8,024)

Our consolidated income before taxes for the years ended December 31, 2005 and 2004 included earnings from our subsidiary in Puerto Rico, which are substantially exempt from Puerto Rico income tax under an exemption which expires in 2012 and federal income taxes under an exemption which became limited after 2001 and expired after 2005. Deferred tollgate taxes have been on all of the accumulated earnings of the subsidiary in Puerto Rico, which are subject to tollgate tax.

The Company has indefinitely reinvested approximately $112,293 of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxes if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $28,098.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have provided reserves for certain tax matters, both domestic and foreign, which we believe could result in additional tax being due. Our tax reserves total approximately $16,000 at December 31, 2006. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate.

14.	Stockholders’ Equity

Our Class A Common Stock and Class B Common Stock are identical in all respects, except that shares of Class A Common Stock carry one vote per share, while shares of Class B Common Stock carry ten votes per share. In addition, holders of Class A Common Stock have the right, voting separately as a class, to elect 25% of the directors of the Company, and vote together with the holders of Class B Common Stock for the remaining directors. In 2006 and 2005, no shares of Class B Common Stock were converted to Class A Common Stock.

On September 23, 2003, our Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. On March 3, 2005, our Board of Directors approved a 100% increase in shares remaining under the September 2003 repurchase program as of April 14, 2005, the record date of the 2-for-1 stock split. The increase was effective immediately after the May 2, 2005 distribution date. During 2005 and 2004, on a post split basis we repurchased 4,832,276 and 3,167,724 shares under that authorization, respectively.

On August 12, 2005, our Board of Directors approved an additional repurchase of 2,000,000 shares of our Class A Common Stock. During 2006 and 2005, we repurchased 1,475,580 and 524,420 shares under this authorization, respectively.

On February 7, 2006, our Board of Directors approved an additional repurchase of 6,000,000 shares of our Class A Common Stock. During 2006, we repurchased 2,454,015 shares under this authorization.

Shares repurchased totaled 3,929,595 during the year ended December 31, 2006. We may use repurchased shares to offset future issuances under the Company’s stock-based employee incentive plans or for other purposes. From time to time, we use Rule 10b5-1 plans to facilitate share repurchases.

15.	Share-based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company adopted the provisions of SFAS 123(R)using the modified prospective application method. Under this method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period, with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of adoption, for which expense continues to be recognized on a graded schedule over the vesting period of the award. Share-based compensation costs, which are recorded in cost of goods sold and selling and general and administrative expenses, totaled $21,584 ($14,030 net of taxes) for the year ended December 31, 2006.

As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the year ended December 31, 2006 are $10,194 and $6,626 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Had the Company not adopted SFAS 123(R), basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.81 and $1.78, respectively, compared to reported basic and diluted earnings per share of $1.70 and $1.67, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2006, the Company applied the intrinsic value method in APB Opinion 25 and related interpretations in accounting for our stock plans, SFAS 123, and SFAS 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123,” for disclosure purposes. In our consolidated statements of income for the years ended December 31, 2005 and 2004, no compensation expense was recognized for stock option grants and the Employee Stock Purchase Plan. However, the Company recognized compensation expense for nonvested share awards of $7,054 ($4,663 net of taxes) and $3,108 ($2,005 net of taxes), respectively. The following table illustrates the effects on net income and earnings per share had compensation expense for stock option grants issued been determined under the fair value method of SFAS 123 for the years ended December 31, 2005 and 2004:

	2005	2004

Net income as reported	$164,624	$152,693
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	4,663	2,005
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	12,927	10,394

Pro forma net income	$156,360	$144,304

Basic earnings per share, as reported	$2.48	$2.19
Pro forma basic earnings per share	$2.36	$2.07
Diluted earnings per share, as reported	$2.43	$2.14
Pro forma diluted earnings per share	$2.31	$2.02

Financial statement amounts for the years ended December 31, 2005 and 2004 have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Effective January 1, 2006 and in accordance with SFAS 123(R), the Company changed its cash flow presentation whereby the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation expense recognized for share-based awards (“excess tax benefits”) are now classified as financing cash flows. In the consolidated statement of cash flows for the year ended December 31, 2006, the total excess tax benefit of $4,406 related to share-based compensation included in cash flows from financing activities would have been included in cash flows from operating activities if the Company had not adopted SFAS 123(R).

The Company received $16,407 in proceeds on the exercise of stock options under the Company’s stock option and employee stock purchase plans and recorded a tax benefit of $4,711 related to these stock option exercises during the year ended December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Options to purchase an aggregate of 3,029,012, 2,517,920 and 2,200,002 shares were exercisable under all option arrangements as of December 31, 2006, 2005 and 2004, respectively. Under the existing stock option plans, there were 1,008,990, 1,752,562 and 3,044,824 shares available for future grants as of December 31, 2006, 2005 and 2004, respectively.

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

Year Ended December 31,	2006	2005	2004

Expected volatility	30.1%	29.5%	35.9%
Risk-free interest rate	4.7%	3.6%	1.9%
Expected life (in years)	4.2	5.1	4.6
Expected dividends	—	—	—

The following summarizes transactions under all stock option arrangements for the year ended December 31, 2006:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Outstanding at January 1, 2006	5,708,184	$25.15
Granted	795,981	32.99
Exercised	(820,192)	17.70
Expired or forfeited	(430,179)	30.40

Outstanding at December 31, 2006	5,253,794	$27.07	6.6	$28,733

Exercisable at December 31, 2006	3,029,012	$24.01	5.5	$24,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair values per share of stock options granted, for which exercise price equals market value at the date of grant, were $10.43, $11.49 and $10.21 for the years ended December 31, 2006, 2005 and 2004, respectively. The total intrinsic values of stock options exercised during the years ended December 31, 2006, 2005 and 2004 were $12,698, $19,188 and $45,215, respectively.

Total unrecognized share-based compensation expense related to nonvested stock options was $9,428 as of December 31, 2006. The cost is expected to be recognized over the weighted-average period of 0.9 years.

Nonvested Shares

As noted above, the Company’s 1997 Plan provides for grants of nonvested shares. The Company generally grants nonvested shares with a three year vesting period, which is the same as the contractual term. Expense is recognized over the award’s requisite service period, which begins on the first day of the measurement period and ends on the last day of the vesting period. The fair value of nonvested share grants is determined by the market value at the date of the grant. Changes in the Company’s nonvested shares for the year ended December 31, 2006 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Unvested at January 1, 2006	698,061	$36.27
Awarded	377,770	26.47
Vested	(143,355)	34.40

Unvested at December 31, 2006	932,476	$32.59

The total fair value of shares vested during the year ended December 31, 2006 was $4,250.

Unrecognized compensation expense related to nonvested share grants was $17,482 as of December 31, 2006. The expense is expected to be recognized over a weighted-average period of 1.4 years.

In September 2006, our Board of Directors approved an award of $1,000 of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan. The nonvested shares may be issued in 2007 based on the achievement of a revenue target over a twelve month measurement period from September 30, 2006 through September 28, 2007. As of December 31, 2006, we estimate the award amount will be approximately $1,000, of which $250 is recorded in accrued payroll and related expense on the consolidated balance sheet.

In 2004, our Board of Directors approved awards of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2006 performance targets, $1,239 of nonvested shares will be issued on July 10, 2007. The number of shares to be issued will be determined by the share price on the issuance date. These shares will fully vest three years from the issuance date. Based on the achievement of 2005 performance targets, 377,770 of nonvested shares with a value of $10,000 were issued on July 5, 2006 and will fully vest three years from that date. Based on the achievement of 2004 performance targets, 275,117 of nonvested shares with a value of $10,873 were issued on July 5, 2005 and will vest equally over three years from that date. An additional award, based on the achievement of a separate 2004 performance target, of 200,000 nonvested shares with a value of $7,904 was also issued on July 5, 2005 and will vest two years after that date. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions.

In 2003, our Board of Directors approved up to 97,500 shares of Class A Common Stock for performance based programs. On March 3, 2004, we issued 93,138 restricted shares of Class A Common Stock under the Company’s 1997 Plan. The award of these restricted share grants was based on the achievement of specified performance targets for the period from July 1, 2003 through December 31, 2003. These shares are subject to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. These restrictions lapse equally three and four years after the award date.

Through December 31, 2005, we recorded deferred compensation in stockholders’ equity on our consolidated balance sheet to reflect the unvested portion of the nonvested share grants. Under the provisions of SFAS 123(R), we are no longer permitted to record deferred compensation in stockholders’ equity for the unvested portion of nonvested share awards. Accordingly, upon adoption of SFAS 123(R), the balance of deferred compensation was reduced to zero, resulting in an offsetting reduction to additional paid-in capital in the consolidated balance sheet.

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

Year Ended December 31,	2006	2005	2004

Expected volatility	30.9%	25.9%	25.9%
Risk-free interest rate	4.8%	2.8%	1.3%
Expected life (in months)	6	6	6
Expected dividends	—	—	—

Employee purchases totaled 84,685, 74,094 and 79,368 shares in 2006, 2005 and 2004, respectively, at prices ranging from $21.98 to $27.67 per share. As of December 31, 2006, a total of 235,655 shares were available for future purchases. The weighted-average fair values of the Company’s ESP Plan purchase rights were approximately $6.97, $7.14 and $5.81 for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, all ESP Plan compensation expense was recognized as all ESP Plan awards were vested.

16.	Cash Incentive Awards

In September 2006, our Board of Directors approved a $2,000 cash incentive award. This award may be issued in 2007 based on the achievement of a revenue target over a twelve month measurement period from September 30, 2006 through September 28, 2007. As of December 31, 2006, we recorded $500 for this award in accrued payroll and related expense on the consolidated balance sheet.

In March 2005, our Board of Directors approved a cash incentive award of $1,250 which will be paid in 2007 and was based on the achievement of a performance target over a one year measurement period from January 1, 2005 through December 31, 2005. This award is recorded in accrued payroll and related expense on the consolidated balance sheet as of December 31, 2006 and 2005.

In 2004, our Board of Directors approved a cash incentive award of up to $3,000 which would have been paid in 2007. However, the performance target on which the award was based was not achieved over the three year measurement period from January 1, 2004 through December 31, 2006. Accordingly, in 2006 we reversed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the $1,908 accrual for this award which was included in deferred compensation and other long-term liabilities on the consolidated balance sheet as of December 31, 2005.

17.	Business Segments and Geographic Information

We manage our business in three reportable segments, each sharing similar product, distribution and marketing. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International.

The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. This segment also includes royalties from licensed products sold in the United States, the management costs and expenses associated with our worldwide licensing efforts and certain marketing expenses and value added services. For 2005 and 2004, marketing expenses of $9,871 and $8,990, respectively, were reclassified from Unallocated Corporate to U.S. Wholesale as the expenses were deemed to be primarily related to our U.S. Wholesale business.

The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States and our e-commerce business.

The International segment consists of the marketing, selling and distribution of footwear, apparel, accessories and licensed products outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels to sell footwear, apparel and accessories), independent distributors and licensees.

The Unallocated Corporate component of segment reporting consists primarily of corporate finance, information services, legal and administrative expenses, costs related to share-based compensation, United States distribution expenses, global marketing support expenses, worldwide product development and other costs incurred in support of Company-wide activities. Unallocated Corporate also includes total other income, which is primarily interest income, net, and other miscellaneous income, net. Such income is not allocated among the reported business segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on operating contribution, which represents pre-tax income before Unallocated Corporate expenses, interest and other income, net, and operating cash flow measurements. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, manufacturing/sourcing assets, computers and related equipment, and United States transportation and distribution equipment.

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated

2006
Revenue	$639,987	$197,667	$729,965	$—	$1,567,619
Depreciation and amortization	2,726	2,502	7,851	14,806	27,885
Operating income/(loss)	170,622	16,804	155,898	(183,631)	159,693
Interest income, net	—	—	—	966	966
Other, net	—	—	—	3,082	3,082

Income/(loss) before income taxes	$170,622	$16,804	$155,898	$(179,583)	$163,741

Total assets	$251,658	$31,627	$392,388	$167,432	$843,105
Goodwill	31,745	794	7,178	—	39,717
Expenditures for capital additions	3,316	4,339	13,568	15,367	36,590

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated

2005
Revenue	$659,784	$212,645	$693,252	$—	$1,565,681
Depreciation and amortization	868	2,491	6,610	21,560	31,529
Operating income/(loss)	207,174	36,282	168,228	(166,302)	245,382
Interest income, net	—	—	—	3,335	3,335
Other, net	—	—	—	336	336

Income/(loss) before income taxes	$207,174	$36,282	$168,228	$(162,631)	$249,053

Total assets	$249,444	$30,299	$360,044	$148,867	$788,654
Goodwill	31,715	794	6,994	—	39,503
Expenditures for capital additions	1,941	3,428	8,616	12,187	26,172

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated

2004
Revenue	$665,222	$214,110	$621,248	$—	$1,500,580
Depreciation and amortization	608	2,422	6,046	17,528	26,604
Operating income/(loss)	213,299	35,345	130,694	(145,475)	233,863
Interest income, net	—	—	—	1,095	1,095
Other, net	—	—	—	1,775	1,775

Income/(loss) before income taxes	$213,299	$35,345	$130,694	$(142,605)	$236,733

Total assets	$153,218	$25,984	$266,807	$311,501	$757,510
Goodwill	6,804	794	6,565	—	14,163
Expenditures for capital additions	1,166	2,122	10,355	10,452	24,095

The following summarizes our operations in different geographic areas for the years ended December 31, 2006, 2005 and 2004, respectively:

	United			Other
	States	Europe	Asia	Foreign	Consolidated

2006
Revenue	$837,654	$547,091	$145,436	$37,438	$1,567,619
Long-lived assets	141,786	33,238	4,844	13,185	193,053
2005
Revenue	$872,429	$533,146	$133,396	$26,710	$1,565,681
Long-lived assets	139,288	19,388	4,044	10,328	173,048
2004
Revenue	$879,332	$478,960	$121,302	$20,986	$1,500,580
Long-lived assets	73,758	20,771	4,256	9,678	108,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. Wholesale and U.S. Consumer Direct segments and Unallocated Corporate comprise the United States geographic area. The International segment is divided into three geographic areas: Europe, Asia and Other Foreign. Other Foreign assets consist primarily of the Company’s manufacturing assets in the Caribbean and assets related to our sourcing operations.

The following summarizes our revenue by product for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004

Footwear	$1,126,931	$1,200,089	$1,153,240
Apparel and accessories	422,435	348,875	333,292
Royalty and other	18,253	16,717	14,048

	$1,567,619	$1,565,681	$1,500,580

18.	Retirement Plans

We maintain a contributory 401(k) Retirement Earnings Plan (the “401(k) Plan”) for eligible salaried and hourly employees who are at least 18 years of age. Under the provisions of the 401(k) Plan, employees may contribute up to 40% of their base salary up to certain limits. The 401(k) Plan provides for the Company matching contributions not to exceed 3% of the employee’s compensation or, if less, 50% of the employee’s contribution. Vesting of our contribution begins at 25% after one year of service and increases by 25% each year until full vesting occurs. We maintain a non-contributory profit sharing plan for eligible hourly employees not covered by the 401(k) Plan. Through December 31, 2005, we maintained two contributory 165(e) Retirement Earnings Plans (the “165(e) Plans”) for eligible salaried and hourly employees of our Puerto Rico manufacturing facility. The 165(e) Plans were liquidated as of December 31, 2005 in connection with the closure of our Puerto Rico manufacturing facility. Our contribution expense under all retirement plans was $1,941, $1,654 and $1,756 in 2006, 2005 and 2004, respectively.

19.	Restructuring and Related Costs

During the fourth quarter of 2006, the Company announced a global reorganization to better align our organizational structure with our key consumer categories. We will move from a geography and product-centric construct to consumer-focused teams designed to better serve the trade and consumer in each category. The new organizational structure will be led by a President of each consumer category (Authentic Youth, CasualGear, Outdoor Group and Industrial), along with dedicated resources against merchandising, design, sales planning, category marketing and global sales. Restructuring activity associated with this reorganization will continue through the second quarter of 2007.

During the first quarter of 2006, we initiated a plan to create a European finance shared service center in Schaffhausen, Switzerland. This shared service center will be responsible for all transactional and statutory financial activities for which certain activities are currently performed by our locally based finance organizations. Total additional charges of approximately $200 are expected to be incurred through the second quarter of 2007, which are expected to cover the remaining severance and employment related charges for the European finance shared service center restructuring activity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our restructuring activity for the years ended December 31, 2006 and 2005:

	Puerto Rico	European
	Manufacturing	Shared Service	Global
	Facility	Center	Reorganization	Total

Restructuring liabilities as of December 31, 2004	$—	$—	$—	$—
Severance and employment related charges	3,845	—	—	3,845
Other charges	191	—	—	191

Total charges	4,036	—	—	4,036

Severance and employment related cash payments	(61)	—	—	(61)
Other cash payments	(12)	—	—	(12)

Total cash payments	(73)	—	—	(73)

Restructuring liabilities as of December 31, 2005	3,963	—	—	3,963

Severance and employment related charges	14	677	2,969	3,660
Other charges	208	—	—	208

Total charges	222	677	2,969	3,868

Severance and employment related cash payments	(3,335)	(309)	—	(3,644)
Other cash payments	(375)	—	—	(375)

Total cash payments	(3,710)	(309)	—	(4,019)

Restructuring liabilities as of December 31, 2006	$475	$368	$2,969	$3,812

Severance and employment related charges consist primarily of severance, health benefits and other employee related costs incurred during these three restructuring plans. Other charges consist of fees related to the closing of our manufacturing facility in Puerto Rico.

In 2007, we estimate that we will incur restructuring charges of approximately $3,300 related to the departure of our Chief Operating Officer which was announced on February 7, 2007. This restructuring charge is part of the global reorganization and will be recorded in our Unallocated Corporate component of segment reporting.

20.	Litigation

We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

21.	Subsequent Events

On February 7, 2007, we announced our entry into a five year licensing agreement with Phillips-Van Heusen for the design, sourcing and marketing of apparel in North America under the Timberland® brand, beginning with the Fall 2008 line. As a result of this action, we will incur a restructuring charge in the range of $4,000 in 2007 to cover severance, outplacement services and asset disposal costs associated with the implementation of this strategy. This restructuring charge will be recorded in our U.S. Wholesale segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 7, 2007, the Company also announced that Kenneth P. Pucker, Executive Vice President and Chief Operating Officer, and Brian McKeon, Executive Vice President — Finance and Administration and Chief Financial Officer, will be leaving the Company effective March 31, 2007. Mr. Pucker has entered into a separation agreement with the Company, which provides for a cash payment and the vesting of certain shares previously awarded under the Company’s incentive compensation plans. In connection with our global reorganization, the Company will incur a restructuring charge of approximately $3,300 in 2007 to record these items, including a recovery of approximately $800 associated with the forfeiture of other shares awarded to Mr. Pucker but not vested upon termination.

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

Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of Timberland’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, management believes that Timberland maintained effective internal control over financial reporting as of December 31, 2006.

As discussed in Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we acquired Howies Limited (“Howies”) on December 1, 2006. As a result of the timing of the acquisition and as permitted by the Securities and Exchange Commission, management has excluded certain internal controls at Howies from its assessment of the internal control over financial reporting as of December 31, 2006. The areas excluded constitute less than 1% of total assets, revenue and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006.

Timberland’s independent registered public accounting firm has audited and issued their report on management’s assessment of Timberland’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that The Timberland Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment certain internal controls over financial reporting at Howies Limited (“Howies”), which was acquired on December 1, 2006 and whose financial statements constitute less than 1% of total assets, revenue, and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include certain internal controls over financial reporting at Howies.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion, and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 1, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the information set forth under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report on Form 10-K and to the information under the captions “Required Votes and Method of Tabulation”, “Information with Respect to Nominees”, “Corporate Governance Principles and Code of Ethics”, “The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement (the “2007 Proxy Statement”) relating to our 2007 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2006, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Please refer to the information set forth under the captions “Directors’ Compensation for Fiscal Year 2006”, “Compensation Discussion and Analysis”, “Executive Compensation”, “The Management Development and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our 2007 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Please refer to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

Number of securities
remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,253,794	$27.07	1,008,990	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	5,253,794	$27.07	1,008,990

(1)	Excludes an award of $1.0 million of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan approved by the Board of Directors in September 2006. The nonvested shares may be issued in 2007 based on the achievement of a revenue target over a twelve month measurement period from September 30, 2006 through September 28, 2007. The number of shares to be issued will be determined by the share price on the issuance date. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions.

Excludes an award of $0.5 million of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan in March 2006. The nonvested shares may be issued in July 2007 based on the achievement of certain performance targets over a twelve month measurement period from January 1, 2006 through December 31, 2006. The number of shares to be issued will be determined by the share price on the issuance date. These shares will cliff vest one year from the date of issuance. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other items and conditions.

Excludes an award approved in 2004 by our Board of Directors of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2006 performance targets, $1.2 million of nonvested shares will be issued on July 10, 2007. The number of shares to be issued will be determined by the share price on the issuance date. These shares will fully vest three years from the issuance date. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Please refer to the information set forth under the captions “Board Independence”, “The Audit Committee” (introductory paragraph), and “Certain Relationships and Related Transactions” in our 2007 Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the information set forth under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval of Audit and Non-Audit Services” in our 2007 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS.  The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K and appear on the pages shown below:

Form 10-K Page

Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2006 and 2005	40
For the years ended December 31, 2006, 2005 and 2004:
Consolidated Statements of Income	41
Consolidated Statements of Changes in Stockholders’ Equity	42
Consolidated Statements of Cash Flows	43
Notes to Consolidated Financial Statements	44-65

(a)(2) FINANCIAL STATEMENT SCHEDULE.  The following additional financial data appearing on the pages shown below should be read in conjunction with the consolidated financial statements:

Form 10-K Page

Schedule II — Valuation and Qualifying Accounts	76

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
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987(8)
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987(8)
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000(8)
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001(9)
3.2	By-Laws, as amended February 19, 1993(7)
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Revised specimen stock certificate for shares of the Company’s Class A Common Stock, filed herewith
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)
10.2	(a) The Company’s 1987 Stock Option Plan, as amended(3)
(b) The Company’s 1997 Incentive Plan, as amended(10)
10.3	The Company’s 1991 Employee Stock Purchase Plan, as amended(5)
10.4	(a) The Company’s 1991 Stock Option Plan for Non-Employee Directors(6)
(b) Amendment No. 1 dated December 7, 2000(8)
10.5	The Company’s 2001 Non-Employee Directors Stock Plan, as amended(13)

Exhibit	Description

10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, as approved on December 2, 2004(12)
10.7	The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.8	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.9	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005(14)
10.10	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated December 12, 2006, filed herewith
10.11	The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker(13)
10.12	Amendment to The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker(13)
10.13	The Timberland Company 2005 Long Term Incentive Program for Kenneth P. Pucker(4)
10.14	The Timberland Company 2006 COO Incentive Program(2)
10.15	Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent(11)
10.16	The Timberland Company Deferred Compensation Plan, as amended, filed herewith
10.17	Change of Control Severance Agreement(8)
10.18	The Timberland Company 2006 SmartWool Integration Bonus Program(14)
10.19	Separation Agreement between The Timberland Company and Kenneth P. Pucker dated February 7, 2007, filed herewith
(21)	SUBSIDIARIES
21 .	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23 .	Consent of Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

(1)	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2006, and incorporated herein by reference.

(3)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2005 and incorporated herein by reference.

(5)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

(6)	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9)	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

(10)	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMBERLAND COMPANY

March 1, 2007

By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIDNEY W. SWARTZ Sidney W. Swartz	Chairman of the Board and Director	March 1, 2007

/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ BRIAN P. MCKEON Brian P. McKeon	Chief Financial Officer and Executive Vice President — Finance and Administration	March 1, 2007

/s/ JOHN CRIMMINS John Crimmins	Vice President, Corporate Controller and Chief Accounting Officer	March 1, 2007

/s/ IAN W. DIERY Ian W. Diery	Director	March 1, 2007

/s/ IRENE M. ESTEVES Irene M. Esteves	Director	March 1, 2007

/s/ VIRGINIA H. KENT Virginia H. Kent	Director	March 1, 2007

/s/ KENNETH T. LOMBARD Kenneth T. Lombard	Director	March 1, 2007

/s/ EDWARD W. MONEYPENNY Edward W. Moneypenny	Director	March 1, 2007

/s/ PETER R. MOORE Peter R. Moore	Director	March 1, 2007

Signature	Title	Date

/s/ BILL SHORE Bill Shore	Director	March 1, 2007

/s/ TERDEMA L. USSERY, II Terdema L. Ussery, II	Director	March 1, 2007

SCHEDULE II

THE TIMBERLAND COMPANY
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at	Charged to	Charged	Write-Offs,	Balance at
	Beginning	Costs and	to Other	Net of	End of
Description	of Period	Expenses	Accounts	Recoveries	Period
	(Dollars In Thousands)

Allowance for doubtful accounts:
Years ended:
December 31, 2006	$8,755	$5,272	—	$1,923	$12,104
December 31, 2005	8,927	801	—	973	8,755
December 31, 2004	7,704	2,424	—	1,201	8,927

Timberland, the Tree Design logo, 24/7 Comfort Suspension, the 24/7 Comfort Suspension logo, Air Raider, Amorphic Suspension, Anywhere Anyweather, ArchLogic, Balm Proofer, Boot Sauce, B.S.F.P., Cast-Bond, Comforia, the Comforia logo, Earthkeepers, EasyDry, Ergomorphic, Ever-Guard, Free to GoLite, GoLite, the GoLite logo, Green Index, Gripstick, GSR, Howies, Independent Suspension Network, IntraMet, ISN, the ISN Logo, Isomorphic Suspension, Jackson Mountain, Ladder Lock, Made To Work, Make it better, Measure Up, Miōn, the Miōn logo, NEOform, Path of Service, PowerFit, PreciseFit, the PreciseFit logo, PRO 24/7, PRO 24/7 Comfort Suspension, Pull On Your Boots, Pull On Your Boots and Make a Difference, the PowerFit logo, QuadCut, Renewbuck, SafeGrip, Smart Comfort, the Smart Comfort logo, SmartWool, the SmartWool logo, Splash Blaster, the Splash Blaster logo, TBL, Timberland Boot Company, Timberland PRO, the PRO logo, the PRO 24/7 logo, Timber Trail, TiTAN, Trail Grip, Weathergear, Waximum, Whole Body Stability, and Workboots For The Professional are trademarks or registered trademarks of The Timberland Company or its affiliated companies. Gore-Tex is a trademark or registered trademark of W.L. Gore & Associates, Inc. Ströbel is a trademark or registered trademark of Ströbel Und Söhne GmbH & Co.

© 2007 The Timberland Company
All Rights Reserved

EXHIBIT INDEX

Exhibit	Description

(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a) Restated Certificate of Incorporation dated May 14, 1987(8)
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987(8)
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987(8)
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000(8)
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001(9)
3.2	By-Laws, as amended February 19, 1993(7)
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Revised specimen stock certificate for shares of the Company’s Class A Common Stock, filed herewith
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)
10.2	(a) The Company’s 1987 Stock Option Plan, as amended(3)
(b) The Company’s 1997 Incentive Plan, as amended(10)
10.3	The Company’s 1991 Employee Stock Purchase Plan, as amended(5)
10.4	(a) The Company’s 1991 Stock Option Plan for Non-Employee Directors(6)
(b) Amendment No. 1 dated December 7, 2000(8)
10.5	The Company’s 2001 Non-Employee Directors Stock Plan, as amended(13)
10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, as approved on December 2, 2004(12)
10.7	The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.8	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.9	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005(14)
10.10	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated December 12, 2006, filed herewith
10.11	The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker(13)
10.12	Amendment to The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker(13)
10.13	The Timberland Company 2005 Long Term Incentive Program for Kenneth P. Pucker(4)
10.14	The Timberland Company 2006 COO Incentive Program(2)
10.15	Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent(11)
10.16	The Timberland Company Deferred Compensation Plan, as amended, filed herewith
10.17	Change of Control Severance Agreement(8)
10.18	The Timberland Company 2006 SmartWool Integration Bonus Program(14)
10.19	Separation Agreement between The Timberland Company and Kenneth P. Pucker dated February 7, 2007, filed herewith
(21)	SUBSIDIARIES
21 .	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23 .	Consent of Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS

Exhibit	Description

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

(1)	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2006, and incorporated herein by reference.

(3)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2005 and incorporated herein by reference.

(5)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

(6)	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9)	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

(10)	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.