Form 10-K/A
period 2006-12-31
TIMBERLAND CO
filed 2007-06-27
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 1
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was $1,281,982,175 on June 30, 2006, which was the last business day of the Company’s second fiscal quarter in 2006. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the Company. See Item 12 of this Annual Report on Form 10-K/A.
On February 23, 2007, 50,295,386 shares of the Company’s Class A Common Stock and 11,743,660 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE
Overview
The Timberland Company (the “Company”, “we”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year end December 31, 2006, initially filed on March 1, 2007 (the “Original Filing”), to amend and restate its consolidated financial statements for the years 2006, 2005 and 2004, and related financial information for the years 2003 and 2002, and for each of the quarters in the years ended 2006 and 2005. The restatement corrects our accounting for certain foreign currency hedging instruments used to manage foreign currency exposures that occurred in the ordinary course of business from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as well as certain other immaterial errors.
The restated financial statements also include adjustments for other errors not recorded when the Company prepared its consolidated financial statements. These errors, primarily related to accounting for long-term incentive compensation plans, were not previously recorded because the Company concluded these errors, both individually and in the aggregate, were not material to the Company’s consolidated financial statements.
The restatement had no effect on the Company’s revenues, net cash flow or liquidity.
The following table sets forth the effects of the restatement, by type of error, for SFAS 133 (“Derivative instruments”), the previously unrecorded errors (“Other errors”), and the income tax effects of these errors (“Income taxes”) on our previously reported net income and earnings per share (“EPS”) for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 (Dollars in millions, except EPS data):

Restatement Impact on Net Income and
EPS for the
Years ended December 31,	2006	2005	2004	2003	2002
Derivative instruments	$(8.8)	$21.1	$1.0	$(3.5)	$(15.6)
Other errors	2.7	(3.2)	(4.1)	—	—
Income taxes	0.9	(2.3)	(4.5)	1.4	6.1

Net income	$(5.2)	$15.6	$(7.6)	$(2.1)	$(9.5)

Basic EPS	$(.08)	$.24	$(.11)	$(.03)	$(.13)
Diluted EPS	$(.08)	$.23	$(.11)	$(.03)	$(.12)
For a more detailed description of the restatement and its impacts, see Note 2 to the accompanying audited financial statements contained in Item 8 of this Form 10-K/A.
Background
SFAS 133 allows companies to assert that the critical terms of a hedged item and those of the hedging derivative instrument match to achieve hedge accounting treatment. These critical terms include the underlying currency, amount, and timing. When these conditions are met, the hedging approach referred to as the matched-critical terms method may be applied. After reviewing its hedging program, specifically the match between the timing of settlement payments between the hedged item and the hedging instrument, the Company concluded that the settlement of its derivatives which occur at the end of each fiscal quarter do not effectively match the revenue of its business which is recorded on a daily basis. As a result of this mismatch, the Company’s hedging activity did not qualify for hedge accounting treatment under this approach.
Amendment on this Form 10-K/A
Other than the Annual Report on Form 10-K for the year ended December 31, 2006, we have not amended, and do not intend to amend, our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for periods affected by the restatement. As we announced on April 25, 2007, the Company’s previously issued consolidated financial statements and other financial information, including the previously issued reports of the Company’s independent registered public accounting firm for the fiscal years 2001 through 2006, and the corresponding interim periods should no longer be relied upon.
The following sections of this Form 10-K/A have been revised to reflect the restatement: Part II – Item 6 – Selected Financial Data, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A – Quantitative and Qualitative Disclosures About Market Risk, Item 8 – Financial Statements and Supplementary Data, and Item 9A – Controls and Procedures; and Part IV – Item 15 – Exhibits and Financial Statement Schedules. Except to the extent relating to the restatement of our financial statements and other financial information described above, this Form 10-K/A continues to describe conditions as of the Original Filing, excluding our financial outlook, and does not update disclosures contained herein to reflect events that occurred at a later date.
This Amendment also addresses management’s re-evaluation of disclosure controls and procedures and management’s report on internal control over financial reporting resulting from its reassessment and identification of a material weakness in internal control over financial reporting related to its accounting for derivatives under SFAS 133. See Item 9A (Controls and Procedures) for further discussion. New certifications of the principal executive officer and principal financial officer are included as exhibits to this Amendment.

PART I
ITEM 1. BUSINESS
Overview
The Timberland Company was incorporated in Delaware on December 20, 1978. We are the successor to the Abington Shoe Company, which was incorporated in Massachusetts in 1933. We refer to The Timberland Company, together with its subsidiaries, as “we”, “our”, “us”, “Timberland” or the “Company.”
We design, develop, engineer, market and distribute, under the Timberland®, Timberland PRO®, SmartWool®, Timberland Boot Company™, Miōn™, GoLite®, and Howies® brands, premium quality footwear, apparel and accessories products for men, women and children. These products provide functional performance, classic styling and lasting protection from the elements. We believe that the combination of these features makes our products an outstanding value and distinguishes us from our competitors.
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
Our principal strategic goal is to become the authentic outdoor brand of choice globally by offering an integrated product selection of footwear, apparel and accessories for men, women and children that is inspired by the outdoors. Our ongoing efforts to achieve this strategic goal include (i) enhancing our leadership position in our core footwear business globally through an increased focus on consumer segment development and technological innovation, (ii) expanding our global apparel business by leveraging the brand’s rugged heritage and consumer trust, (iii) extending enterprise reach through the development of new brand platforms such as SmartWool®, Timberland Boot Company™, Miōn ™, GoLite®, and Howies®, (iv) expanding our brands geographically, (v) driving operational and financial excellence, (vi) setting the standard for commitment to the community and (vii) striving to be a global employer of choice.
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
Footwear
In 1973, we produced our first pair of waterproof leather boots under the Timberland® brand. We offer a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components and advanced construction methods. Our key Timberland® brand footwear categories are boots, men’s and women’s casual, kids’ and outdoor performance. The Timberland PRO® series for skilled tradespeople and working professionals is an additional footwear category we developed to address a consumer group’s distinct needs. We continued our focus on developing products to meet the needs of distinct consumer groups in 2006 with the development of a new line of advanced footwear for trail running enthusiasts under the GoLite® brand. This footwear line is designed to meet the needs of high-altitude runners by being ultra-light and adaptable to the uneven, rugged terrain found in the mountains. Similarly, in 2005 we introduced Timberland Boot Company™ work-wear inspired footwear that is featured in our Timberland Boot Company™ concept stores in the United Kingdom and also introduced Miōn™ outdoor performance footwear designed to meet the needs of water adventurers. We intend to continue our efforts to extend our brand reach through these and other initiatives. This extension of the brand’s reach through complementary sub-brands and new brands like the Timberland PRO® series, Timberland Boot Company™, Miōn™, and GoLite® brands and our development of our core footwear business is intended to advance our goal of becoming a leading global brand. Our advanced concepts footwear team, which we call the Invention Factory, continues to focus on developing the next innovations in footwear products and technologies, materials, constructions and processes such as our new GoLite® brand for high-altitude trail runners and our cross-category technology developments, including our new PreciseFit™ system which was included in certain footwear products for the first time in 2006. Technology that is or will be incorporated in most of our footwear products is discussed below in Footwear Technology.

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
Men’s Casual
Our Timberland® men’s casual footwear series includes Boat, Casual, Rugged Casual, Work Casual, Casual Sport, Sandals and Timberland® LTD. Featured footwear products in these categories include boat shoes, casual bucks, loafers, sandals, oxfords, chukkas, boots and slip-ons for use in the office, home or outdoors. Our focus in the development of this line of footwear is to combine the rugged heritage of Timberland with premium leathers and functional offerings. Men’s casual footwear is rooted in craftsmanship and innovation, creating products that possess superior materials and enhanced comfort. Many of our men’s footwear products incorporate our innovative Smart Comfort® system, which provides superior comfort while preserving the shape and style of the footwear. Expanding the reach of our casual product, in 2005 we introduced the Timberland Boot Company™ line in the United Kingdom to provide a relevant assortment with distinctive leathers and silhouettes built upon our heritage of leather innovation.
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
Our focus in the development of this line of footwear is to combine the rugged heritage of Timberland with premium leathers, craftsmanship and relevant functionality with feminine styling for the target consumer. To provide unparalleled comfort without sacrificing style, most of our women’s product also incorporates our innovative Comforia™ system.
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
     Miōn™ Footwear
Our performance water line was first introduced in 2005 under the Miōn™ brand name. Miōn™ water shoes include a performance water shoe, a performance sandal, a guide slide and a pro thong for men, women and children. Miōn™ footwear is designed for comfort and versatility in all wet conditions for the outdoor adventurer’s active lifestyle. Miōn™ footwear features an ErgomorphicTM footbed that molds itself to each individual foot, a rib structure that wraps around the foot in critical areas to ensure the foot is held in place, a climbing-grade spiral cord that traces the rib structure to secure the foot and an outsole constructed of Gripstick™ wet/dry traction rubber, which combines multi-directional QuadCut™ siping and proprietary compounds that improve grip in wet conditions.
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
Timberland PRO® Series
We continue to expand and broaden our offering of high performance work shoes specifically designed for working professionals who need the best in comfort, durability and protection under the Timberland PRO® series sub-brand. In 2006, we introduced the PowerWelt boot with Timberland PRO® Ever-Guard™ genuine leather. This revolutionary leather is ten times more abrasion resistant than traditional leather, heat resistant up to 346°F and waterproof. This product is targeted to the general construction market and provides the ultimate protection against the most extreme environments. The PowerWelt boot comes with the PowerFit™ comfort system which we first successfully introduced under our TiTAN® collection. The PowerWelt boot launch was supported with a consumer and safety manager print campaign, as well as with 285 billboard advertisements placed in the United States market to support key regional and independent retailers in attracting our target consumer. We continued to offer the TiTAN® collection, targeted at those who prefer lightweight comfort, with various hiking silhouettes and oxford styles. All TiTAN® styles feature the innovative TiTAN® safety toe and our exclusive PowerFitTM comfort system, which provides superior fit, cushioning and shock absorption. In addition to the TiTAN® styles, the Timberland PRO® series offering continues to include waterproof models in the industrial hiking category – a fast growing part of the work footwear market serving the younger tradesperson and workers in the light duty job category. We also continued to offer our first metatarsal protection footwear, MetGuard, which provides ultimate protection in heavy duty environments such as foundries and steel mills and FlexShield, which has built-in metatarsal protection aimed at those who work with heavy equipment. All of our waterproof styles utilize seam-sealed or membrane constructions and temperature regulating foot beds, and all of our safety toe styles meet ANSI/ASTM standards. Most styles also come with slip, abrasion and oil-resistant outsoles, as well as electrical hazard protection.
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
Our new patent-pending Timberland® PreciseFit™ system was incorporated into select styles of men’s footwear lines in 2006. The PreciseFit™ system enables consumers to customize their fit through a system of forefoot inserts. Each pair of footwear includes a set of inserts of varying thicknesses that lock onto a removable footbed, creating optimal volume in each shoe and allowing for differences between the left and right foot. This tailored fit works in conjunction with the Smart Comfort® system to give consumers a high level of fit and comfort.
Many Timberland® footwear products offer or will be designed to offer other advanced technologies developed by us that combine some or all of the following features:
•	Footwear Modular System—our patented modular shoe technology which enables the user to customize the walking platform/footbed and shell of a shoe for multiple end use situations;

•	Endoskeleton™ internal suspension system—our patented technology designed to control heel impact deflection and provide arch support, forefoot flexibility and torsional stiffness for comfort and performance;

•	B.S.F.P.™ motion efficiency system—our design which delivers improved traction, energy-return and length of wear;

•	Independent Suspension Network™ system (ISN™)—our multi-density sole with independent lugs adapts to the terrain, keeping the foot level on uneven ground for superior stability, traction and comfort;

•	Advanced Combination Construction (ACC)—a construction method that delivers improved forefoot flexibility for maneuverability and rear foot stability on rugged terrain;

•	Timberland® Agile IQ system—our outdoor performance footwear technology which delivers improved traction, shock absorption and fit for improved control and sense of position;

•	Comforia™ system—our women’s footwear technology enabling comfort with style, regardless of footwear style or heel height; and

•	Guaranteed waterproof construction.
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

More detailed information regarding these reportable segments, and each of the geographic areas in which we operate, is set forth in Note 18 to our consolidated financial statements, entitled “Business Segments and Geographic Information,” included in Item 8 of this Annual Report on Form 10-K/A.
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
International
We sell our products internationally through operating divisions in the United Kingdom, Italy, France, Germany, Switzerland, Spain, Japan, Hong Kong, Singapore, Taiwan, Malaysia and Canada. Most of these operating divisions provide support for the sale of our products to wholesale customers and operate Timberland® specialty stores and factory outlet stores in their respective countries. At December 31, 2006, we operated 133 company-owned specialty stores and shops and 32 factory outlet stores in Europe and Asia. Two of our specialty stores in the United Kingdom focus solely on the marketing and sale of Timberland Boot Company™ products, which feature our line of work wear-inspired boots, jeans and jackets targeting a younger consumer. We intend to continue expanding the Timberland® brand into new markets and consumer segments to support our goal of becoming a top global brand.
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
We also continued to elevate our brand voice through the Make it better™ marketing campaign. This integrated communications platform spanned print, outdoor, internet, and point-of-sale with an overarching goal to inspire and engage our consumers through brand, values and product communication, demonstrated by our global launch of an award-winning PreciseFit™ footwear system proven to give the consumer a perfect fit.
In the spirit of our Make it better™ campaign, we launched several consumer engagement programs including:
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
Competition
Our footwear and apparel and accessories products are marketed in highly competitive environments that are subject to changes in consumer preference. Product quality, performance, design, styling and pricing, as well as consumer awareness, are all important elements of competition in the footwear and the apparel and accessories markets served by us. Although the footwear industry is fragmented to a great degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, we face competition from retailers that have established products under private labels and from direct mail companies in the United States. The competition from some of these competitors is particularly strong where such competitor’s business is focused on one or a few product categories or geographic regions in which we also compete. However, we do not believe that any of our principal competitors offers a complete line of products that provides the same quality and performance as the complete line of Timberland®, Timberland PRO®, SmartWool®, Timberland Boot Company™, Miōn™, GoLite®, and Howies® footwear and apparel and accessories products.
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

Name	Age	Principal Occupation During the Past Five Years
Sidney W. Swartz	70	Chairman of the Board since June 1986; Chief Executive Officer and President, June 1986 — June 1998.

Jeffrey B. Swartz	46	President and Chief Executive Officer since June 1998. Jeffrey Swartz is the son of Sidney Swartz.

Kenneth P. Pucker[1]	43	Chief Operating Officer since July 2001; Executive Vice President since September 1999.

Brian P. McKeon[1]	44	Executive Vice President — Finance and Administration since May 2002 and Chief Financial Officer since March 2000; Senior Vice President — Finance and Administration, March 2000 — May 2002.

Michael J. Harrison	46	Senior Vice President — Worldwide Sales and Marketing since February, 2006; Senior Vice President and General Manager — International, November 2003 — February 2006; Telos Partners Ltd: Consultant, April 2001 — October 2003; Procter & Gamble: Vice President, Western Europe, Cosmetics and Skin Care and Global Design, April 1999 - April 2001.

Gary S. Smith	43	Senior Vice President — Supply Chain Management since February 2002; McKinsey & Company: Partner, August 1994 — February 2002.

Bruce A. Johnson	50	Senior Vice President — Human Resources since June 2003; Dupont Textile and Interiors:
		Vice President — Human Resources, June 2002 — May 2003; The Timberland Company: Vice President — Human Resources, June 2000 — June 2002.

John Crimmins	50	Vice President, Corporate Controller and Chief Accounting Officer since August 2002; Interactiveprint: Chief Financial Officer, July 1999 — January 2002.

Danette Wineberg	60	Vice President and General Counsel since October 1997 and Secretary since July 2001.

[1]	On February 7, 2007 the Company announced that Kenneth P. Pucker and Brian P. McKeon will be leaving the Company effective March 31, 2007.
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

We have never declared a dividend on either the Company’s Class A or Class B Common Stock. Our ability to pay cash dividends is limited pursuant to loan agreements (see Note 12 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A). The Company has no plans to issue a cash dividend at this time.
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

	2001[1]	2002	2003	2004	2005	2006
Timberland	100.00	96.04	140.43	169.01	175.57	170.33
S&P 500 Index	100.00	77.90	100.25	111.15	116.61	135.03
Weighted Average of S&P 500 Footwear Index and S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	85.26	121.64	159.50	161.21	192.30

[1]	Indexed to December 31, 2001.

ISSUER PURCHASES OF EQUITY SECURITIES (1)
For the Three Fiscal Months Ended December 31, 2006

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs
September 30 – October 27	274,752	$29.14	274,752	4,095,451
October 28 – November 24	249,078	30.46	249,078	3,846,373
November 25 – December 31	300,388	31.90	300,388	3,545,985

Q4 Total	824,218	$30.54	824,218

Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date
Program 1	02/09/2006	6,000,000	None
No existing programs expired or were terminated during the reporting period. See Note 15 to our consolidated financial statements, entitled “Stockholders’ Equity”, in Item 8 of this Annual Report on Form 10-K/A for additional information.

*	Fiscal month

**	Based on trade date — not settlement date
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with our restated consolidated financial statements and accompanying notes. The data has been restated to reflect the adjustments described in Note 2 to our consolidated financial statements, included in Item 8 of this Form 10-K/A.
Selected Statement of Income Data
(Dollars in Thousands, Except Per Share Data)

Years Ended December 31,	2006[1,2]	2005[1]	2004[1]	2003[1]	2002[1,3]
Revenue	$1,567,619	$1,565,681	$1,500,580	$1,342,123	$1,190,896

Net income before cumulative effect of change in accounting principle	101,205	180,216	145,114	115,772	80,701
Net income	101,205	180,216	145,114	115,772	85,614
Earnings per share before cumulative effect of change in accounting principle
Basic	$1.62	$2.72	$2.08	$1.63	$1.08
Diluted	$1.59	$2.66	$2.03	$1.59	$1.06
Earnings per share – net income
Basic	$1.62	$2.72	$2.08	$1.63	$1.15
Diluted	$1.59	$2.66	$2.03	$1.59	$1.12

[1]	As restated. See related discussion in Note 2 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A for a description of the restatement.

[2]	Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment. See Note 16 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A.

[3]	In 2002, we recorded a $4,913 after-tax gain from the cumulative effect of a change in accounting principle.
Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

December 31,	2006[1]	2005[1]	2004[1]	2003[1]	2002[1]
Cash and equivalents	$181,698	$213,163	$309,116	$241,803	$141,195
Working capital	363,143	369,176	417,176	342,604	286,008
Total assets	860,377	790,699	751,642	641,716	538,671
Total long-term debt	—	—	—	—	—
Stockholders’ equity	561,685	527,921	507,414	428,498	372,767

[1]	As restated. See related discussion in Note 2 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A for a description of the restatement.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses The Timberland Company’s (‘‘we’’, ‘‘our’’, ‘‘us’’, ‘‘Timberland’’ or the ‘‘Company’’) results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the consolidated financial statements and related notes. The discussion gives effect to the restatement discussed in Note 2 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A. Included herein are discussions and reconciliations of total Company, total International, Europe and Asia revenue changes to constant dollar revenue changes, and operating expense, operating income, net income and diluted earnings per share (“EPS”) to operating expense, operating income, net income and diluted EPS, respectively, excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, and operating expense, operating income, net income and diluted EPS excluding restructuring and related costs and including share-based employee compensation costs are not Generally Accepted Accounting Principle (‘‘GAAP’’) performance measures. We provide constant dollar revenue changes for total Company, total International, Europe and Asia results because we use the measure to understand revenue changes excluding any impact from foreign exchange rate changes. We provide operating expense, operating income, net income and diluted EPS excluding restructuring and related costs and including share-based employee compensation costs to understand operating expense, operating income, net income and diluted EPS excluding restructuring and related costs and to provide comparability to reported results that include share-based employee compensation costs as prescribed by Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.”
Recent Developments
Global Reorganization
As part of our commitment to better serve our consumers and improve our performance, in December 2006 we made a series of organizational changes that will better align our go-to-market infrastructure with the consumers we seek to serve. In this context we are assessing our business segment definitions and anticipate that beginning in the second quarter of 2007, we will shift to a reporting structure that mirrors the newly established consumer categories – Authentic Youth, CasualGear, Outdoor Group and Industrial. Each of these categories will be led by a President, along with dedicated resources against merchandising, design, sales planning, category marketing and global sales. The President of each group will report directly to the Chief Executive Officer.
North American Apparel Licensing Agreement
In February, 2007, we announced that we entered into a licensing agreement with Phillips-Van Heusen for the design, sourcing and marketing of apparel in North America under the Timberland® brand, beginning with the Fall 2008 line. Excluded from the agreement with Phillips-Van Heusen are Timberland® Outdoor Performance apparel, which Timberland will continue to design, source and market worldwide, as well as Timberland PRO® apparel, which is the subject of an exclusive license agreement with Block Corporation for the United States and Canada. As a result of our decision to license Timberland® brand apparel in North America, we will incur a pre-tax restructuring charge in the range of $4 million in 2007 to cover severance, outplacement services and asset disposal costs associated with implementation of this strategy. We anticipate that this action will result in cost savings in the range of $4 — $5 million in 2007, weighted towards the second half of the year. These savings have been factored into the Company’s financial outlook.
Executive Departures
In February, 2007, the Company also announced that Kenneth P. Pucker, Executive Vice President and Chief Operating Officer, and Brian McKeon, Executive Vice President-Finance and Administration and Chief Financial Officer, will be leaving the Company effective March 31, 2007. Mr. Pucker has entered into a separation agreement with the Company, which provides for a cash payment and the vesting of certain shares previously awarded under the Company’s incentive compensation plans. The Company will incur a restructuring charge of approximately $4.1 million in 2007 to record these items. The Company will also recognize a recovery of roughly $0.8 million associated with the forfeiture of other shares awarded to Mr. Pucker but not vested upon termination. Mr. McKeon is leaving to become Chief Financial Officer of Iron Mountain Incorporated.
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
Highlights of our 2006 financial performance include the following:
•	Revenue of $1,567.6 million was relatively flat with the prior year.

•	Gross margin was 47.5% in 2006, compared to 49.5% in 2005.

•	Operating income for the year was $162.6 million, or 10.4% of revenue, compared to $240.1 million, or 15.3% of revenue, in 2005. Operating income excluding restructuring charges in both years and including share-based employee compensation costs related to stock option and employee stock purchase plans in 2005 was $166.5 million, or 10.6% of revenue, compared to $231.8 million, or 14.8% of revenue in 2005.

•	Net income was $101.2 million in 2006 compared to $180.2 million in 2005. Excluding restructuring charges in both years and including share-based employee compensation costs related to stock option and employee stock purchase plans in 2005, net income was $103.7 million in 2006 compared to $174.6 million in 2005.

•	Diluted earnings per share decreased from $2.66 in 2005 to $1.59 in 2006. Excluding restructuring charges in both years and including share-based employee compensation costs related to stock option and employee stock purchase plans in 2005, diluted earnings per share decreased from $2.58 in 2005 to $1.63 in 2006.

•	Net cash provided by operating activities decreased from $182.3 million in 2005 to $111.7 million in 2006.

•	Cash at the end of the year was $181.7 million with no debt outstanding.

•	We continue to maintain our focus on serving as a reference for socially responsible companies through our commitment to community. During the fourth quarter of 2006, we held our annual North American sales meeting in New Orleans where we worked in unity with over 800 volunteers to assist in the on-going efforts to revitalize the city. We also remain committed to being an employer of choice as demonstrated by our recognition for the tenth consecutive year in Fortune magazine’s list of “100 Best Companies to Work For.”

As discussed in Note 2 to the consolidated financial statements, certain of our derivative instruments which were previously classified as cash flow hedges of foreign currency risk are no longer accounted for as hedging instruments. As such, changes in the fair value of these financial derivatives are recorded in the Statement of Income, specifically in Other Income, and changes in foreign currency rates will increase the volatility of our earnings throughout 2007 as the contracts in place are settled. The Company is currently evaluating the development of a program that would qualify for hedge accounting treatment to aid in mitigating its foreign currency exposures and decrease the volatility of its earnings. It is expected that such a program, if developed, would take effect in 2008, when our outstanding contracts have settled.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals, shared-based compensation and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A.
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
Allowance for Doubtful Accounts
We make ongoing estimates for losses relating to our allowance for uncollectible accounts receivable resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based upon our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowances for doubtful accounts totaled $12.5 million and $8.8 million at December 31, 2006 and 2005, respectively. The increase in our allowances for doubtful accounts reflects erosion in the timeliness of collections in the U.S. and Europe. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. Furthermore, we provide for estimated losses resulting from disputes, which arise with respect to the gross carrying value of our receivables. The settlement or resolution of these differences could result in future changes to these estimates. If we determine that increases or decreases to the allowance for doubtful accounts are appropriate, we record either an increase or decrease to selling expense in the period in which we make such a determination.
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
Derivatives
We are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and income as we purchase and sell goods in foreign markets in their local currencies. We use derivative instruments, specifically forward contracts, to manage the impact of foreign currency fluctuations on a portion of our forecasted foreign currency transactions. The outstanding derivative instruments entered into by the Company have not been accounted for as hedging instruments. Our derivatives are carried at fair value on our balance sheet with related changes in fair value recognized in our Statement of Income (see Notes 2 and 4 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A). We use our operating budget and forecasts to estimate future economic exposure and to determine the levels and timing of derivative transactions intended to mitigate such exposures in accordance with our risk management policies. We closely monitor our foreign currency exposure and adjust our derivative positions accordingly. Our estimates of anticipated transactions could fluctuate over time and could vary from the ultimate transactions. Future operating results could be impacted by adjustments to these estimates and changes in foreign currency forward rates.
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
Share-based Compensation
The Company estimates the fair value of its stock option awards and employee stock purchase plan (the “ESP Plan”) rights on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model includes various assumptions, including the expected volatility for stock options and ESP Plan rights and the expected term of stock options. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the Company’s control. As a result, if other assumptions had been used, share-based compensation expense, as calculated and recorded under SFAS

123(R) could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, share-based compensation expense could be materially impacted in future periods. See Note 16 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A for additional information regarding the Company’s adoption of SFAS 123(R).
In accordance with Financial Accounting Standards Board Staff Position FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”, in the fourth quarter of 2006 the Company elected to adopt the alternative transition method for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).
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
We have provided reserves for certain tax matters, both domestic and foreign, which we believe could result in additional tax being due. Our tax reserves total approximately $17.0 million at December 31, 2006. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate.
Results of Operations
(Amounts in Thousands, Except Per Share Data)

Years Ended December 31,	2006		2005		2004
Revenue	$1,567,619	100.0%	$1,565,681	100.0%	$1,500,580	100.0%
Gross profit	744,173	47.5	774,511	49.5	754,957	50.3
Operating expense	581,537	37.1	534,410	34.1	508,931	33.9
Operating income	162,636	10.4	240,101	15.3	246,026	16.4
Interest income, net	966	0.1	3,335	0.2	1,095	0.1
Other income/(expense), net	(5,962)	(0.4)	23,551	1.5	(13,443)	(0.9)
Net income	$101,205	6.5	$180,216	11.5	$145,114	9.7
Earnings per share
Basic	$1.62		$2.72		$2.08
Diluted	$1.59		$2.66		$2.03
Weighted-average shares outstanding
Basic	62,510		66,325		69,628
Diluted	63,690		67,774		71,311
2006 Compared to 2005
Revenue
Consolidated revenue of $1,567.6 million was flat with the prior year. Benefits from the addition of SmartWool, which contributed an incremental $51.2 million to revenue growth, solid growth in international markets and gains in Timberland PRO® footwear and Timberland® brand apparel offset sales declines in boots and kids’ footwear, primarily in the U.S.
Segments Review
We have three reportable business segments (see Note 18 to the consolidated financial statements in Item 8 of this Annual Report on

Form 10-K/A): U.S. Wholesale, U.S. Consumer Direct and International.
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
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 47.5% in 2006, compared to 49.5% in 2005. This decrease reflects impacts from product mix impacts, including lower sales of boots and kids’ footwear; higher levels of off-price and discounted sales; and higher comparable product costs, including effects from anti-dumping duties on EU footwear, which added $5.5 million to product costs in 2006.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $97.7 million and $101.4 million in 2006 and 2005, respectively.

Operating Expense
Total operating expense was $581.5 million in 2006, $47.1 million, or 8.8% higher than in 2005. As a percentage of revenue, operating expense was 37.1%, up 300 basis points from the 34.1% reported in 2005. Excluding restructuring and related costs in both 2006 and 2005, and including share-based compensation costs in 2005, base operating expense increased $35.0 million, or 6.5%, driven by $26.4 million of incremental costs associated with new businesses and category development, including the addition of SmartWool, $18.2 million of cost growth related to International expansion and $7.4 million of incremental costs associated with share-based compensation, as a result of new accounting requirements, offset by a $10.4 million reduction in marketing expenses and a $9.3 million decline in worldwide incentive compensation costs.
Selling expense for 2006 was $452.2 million, an increase of $32.9 million or 7.8% compared to the prior year. The increase was driven by $21.5 million in costs related to new businesses and category development, $18.2 million in International business expansion and $5.1 million in share-based employee compensation costs. These increases were partially offset by decreases of $10.4 million in marketing costs and $5.3 million in worldwide incentive compensation costs. Foreign exchange rate changes had minimal impact on selling expense growth.
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
General and administrative expense was $125.4 million, an increase of $14.6 million or 13.2% over 2005. The increase was driven by $4.9 million related to new business initiatives, $2.3 million of share-based employee compensation costs, $2.9 million in costs associated with operating the new European finance shared service center, $2.4 million in legal and compliance costs and $0.5 million in certain insurance costs. These increases were offset by a $4.0 million decline in worldwide incentive compensation costs. Foreign exchange rate changes added $2.2 million or 2.0% to overall general and administrative expenses growth.
Operating Income
Operating income was $162.6 million in 2006 compared to $240.1 million in 2005. Operating income as a percentage of revenue fell from 15.3% in 2005 to 10.4% in 2006, reflecting pressure on gross margins as well as higher operating expenses over a flat revenue base.
Our U.S. Wholesale segment’s operating income decreased 17.2% to $171.5 million in 2006, driven by declines in both revenue and gross margin and increased operating expense. Revenue was down 3.0%, driven by decreases in boots and kids’ footwear sales. Gross margin fell 140 basis points, pressured by negative product mix impacts related to lower sales of boots and kids’ footwear and increased off-price sales, partially offset by favorable impacts from new businesses. Operating expense increased 22.4%, primarily due to the addition of SmartWool.
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
International operating income was down 7.0% to $154.4 million in 2006, driven by an 8.4% increase in operating expense reflecting costs associated with International expansion and costs related to operating the new European finance shared service center. Additionally, gross margin was down 180 basis points, pressured by higher comparable product costs, including the effects of EU anti-dumping duties, and increased levels of off-price sales.
Our Unallocated Corporate expenses increased $10.6 million, or 6.3%, to $180.1 million in 2006. Unallocated Corporate expenses as a percentage of total revenue increased 70 basis points to 11.5% of total revenue. Excluding restructuring costs in both 2006 and 2005 and increased share-based employee compensation costs of $9.4 million in 2006, Unallocated Corporate expenses increased $4.3 million or 2.6% from the prior year and represent 10.8% of total revenue. This increase was driven by $5.1 million in unfavorable product cost variances reflecting decreased volume and higher than planned material costs, $2.1 million in global support services, $1.2 million in product management expenses and $1.0 million in one-time costs related to establishing the new European finance shared service center, offset by a $4.6 million reduction in worldwide incentive compensation costs.
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
Other, net, included $(8.4) million and $23.1 million of foreign exchange gains/(losses) for 2006 and 2005, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts, and the timing of settlement of local currency denominated assets and payables. These results were driven by the volatility of exchange rates during the respective reporting periods and should not be considered indicative of expected future results.
The effective income tax rate was 35.8% in 2006, compared to 32.5% in 2005 (see Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A). This increase reflects the geographic mix of our profits and provisions for specific tax reserves.
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
Gross Profit
Our gross profit as a percentage of sales for 2005 was 49.5% as compared to 50.3% for 2004, a decline of 80 basis points. Impacts from higher levels of off-price and discounted sales and unfavorable foreign exchange impacts offset benefits from changes in international product mix.
The costs of procuring inventory, included in cost of goods sold, amounted to $101.4 million and $97.3 million for 2005 and 2004, respectively.
Operating Expense
Operating expense was $534.4 million in 2005, $25.5 million, or 5.0% higher than the $508.9 million reported in 2004. The operating expense increase was driven by a $11.5 million increase in selling expense, a $9.7 million increase in general and administrative expense and restructuring and related costs of $4.3 million related to the consolidation of our Caribbean manufacturing facilities. Foreign exchange rate changes offset total operating expense growth by $1.9 million, or 0.4%. As a percentage of revenue, operating expense increased 20 basis points to 34.1% compared to 33.9% in 2004. Excluding restructuring and related costs, operating expense as a percentage of revenue was unchanged, and growth was controlled to 4.2%, with spending increases related primarily to growth in our International business.
Selling expense was $419.3 million, an increase of $11.5 million, or 2.8% compared with the prior year. The increase was driven by $8.7 million of costs related to International retail expansion, $5.6 million in distribution costs and $3.2 million in product development costs, offset by a decrease of $8.3 million in global incentive compensation programs. Foreign exchange rate changes also decreased selling expense by $1.9 million or 0.5%.
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
General and administrative expense was $110.8 million, an increase of $9.7 million, or 9.6% compared with last year. As a percentage of revenue, general and administrative expense increased 40 basis points over 2004. The increase was driven by $3.8 million in investments in organizational capability, $3.0 million in legal and compliance costs and $2.2 million in global support services and business development costs. Foreign exchange rate changes had little impact on general and administrative expense.
Operating Income
Operating income was $240.1 million in 2005 and $246.0 million in 2004. As a percentage of revenue, operating income was 15.3% in 2005 and 16.4% in 2004. Excluding restructuring cost impacts, operating income as a percentage of revenue was 15.6% in 2005.
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
Operating income for our International segment grew by 13.0% to $166.1 million. Revenue growth of 11.6% drove much of the increase. Unfavorable foreign exchange rate changes offset lower product related costs and more favorable product mix to reduce gross margin by 70 basis points. Operating expense rates for our International segment decreased by 100 basis points as strong revenue growth enabled operating expense leverage despite continued investment in International retail expansion and organizational capability.
Our Unallocated Corporate expenses increased to $169.5 million or 10.8% of total revenue, a 90 basis point increase over the prior year. Excluding restructuring and related costs of $4.3 million resulting from the consolidation of our Caribbean manufacturing operations, Unallocated Corporate expenses increased 60 basis points to 10.6% of revenue. This increase reflects investments in global organization capability, higher legal and compliance costs and costs associated with business development activities.
Other Income and Taxes
Interest income, net was $3.3 million and $1.1 million in 2005 and 2004, respectively. Higher interest rates supported the increase in net interest income.
Other, net in 2005 included $23.1 million of foreign exchange gains resulting from changes in the fair value of financial derivatives, specifically forward contracts, and the timing of settlement of local currency denominated assets and liabilities. In 2004, we had a loss of $14.2 million. These results were driven by the volatility of exchange rates during the respective reporting periods, and should not be considered indicative of expected future results.
The effective income tax rate was 32.5% in 2005, compared to 37.9% in 2004 (see Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A). We established a Hong Kong procurement company and an international treasury center in Switzerland in the fourth quarter of 2004, which better aligns our organizational structure with our expanding global presence and reduces our estimated taxes on foreign earnings.
Reconciliation of Total Company, Total International, Europe and Asia Revenue Changes to Constant Dollar Revenue Changes

	For the Year Ended		For the Year Ended
	December 31, 2006		December 31, 2005
	$ Change		$ Change
	(in Millions)	% Change	(in Millions)	% Change

Total Company
Revenue increase	$1.9	0.1%	$65.1	4.3%
Increase due to foreign exchange rate changes	2.9	0.2%	1.2	—

Revenue (decrease)/increase in constant dollars	$(1.0)	-0.1%	$63.9	4.3%

Total International
Revenue increase	$36.7	5.3%	$72.0	11.6%
Increase due to foreign exchange rate changes	2.9	0.4%	1.2	0.2%

Revenue increase in constant dollars	$33.8	4.9%	$70.8	11.4%

Europe
Revenue increase	$13.9	2.6%	$54.2	11.3%
Increase due to foreign exchange rate changes	4.2	0.8%	1.5	0.3%

Revenue increase in constant dollars	$9.7	1.8%	$52.7	11.0%

Asia
Revenue increase	$12.0	9.0%	$12.1	10.0%
(Decrease) due to foreign exchange rate changes	(2.6)	-2.0%	(1.3)	-1.1%

Revenue increase in constant dollars	$14.6	11.0%	$13.4	11.1%

Management provides constant dollar revenue changes for total Company, total International, Europe and Asia results because we use the measure to understand revenue changes excluding the impact of items which are not under management’s direct control, such as changes in foreign exchange rates.

Reconciliation of Operating Expense Excluding Restructuring and Related Costs and Including Share-Based Employee Compensation Costs Related to Stock Option and Employee Stock Purchase Plans

	For the Year Ended
	December 31,	December 31,
Dollars in Millions	2006	2005	Change

Operating expense, as reported	$581.5	$534.4
Deduct: Restructuring and related costs included in reported operating expense	(3.9)	(4.2)

Operating expense excluding restructuring and related costs	577.6	530.2
Deduct: Share-based employee compensation costs included in reported operating expense	—	(10.2)
Add: Total share-based employee compensation costs determined under fair value based method for all awards	—	22.7

Operating expense excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans	$577.6	$542.7	6.5%

Management provides operating expense excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans because it is used to analyze the operating expenses of the Company. Management believes this measure is more indicative of the expense levels necessary to support the businesses on an ongoing basis and provides comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).
Reconciliation of Operating Income to Operating Income Excluding Restructuring and Related Costs and Including Share-Based Employee Compensation Costs Related to Stock Option and Employee Stock Purchase Plans

	For the Year Ended
	December 31,	December 31,
Dollars in Millions	2006	2005

Operating income, as reported	$162.6	$240.1
Add: Restructuring and related costs included in reported operating income	3.9	4.2

Operating income excluding restructuring and related costs	166.5	244.3
Add: Share-based employee compensation costs included in reported operating income	—	10.2
Deduct: Total share-based employee compensation costs determined under fair value based method for all awards	—	(22.7)

Operating income excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans	$166.5	$231.8

Management provides operating income excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans because it is used to analyze the operating income of the Company. Management believes this measure is more reflective of the income levels from ongoing business activities and provides comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).

Reconciliation of Net Income to Net Income Excluding Restructuring and Related Costs and Including Share-Based Employee Compensation Costs Related to Stock Option and Employee Stock Purchase Plans

	For the Year Ended
	December 31,	December 31,
Dollars in Millions	2006	2005

Net income, as reported	$101.2	$180.2
Add: Restructuring and related costs included in reported net income, net of related tax effect	2.5	2.8

Net income excluding restructuring and related costs	103.7	183.0
Add: Share-based employee compensation costs included in reported net income, net of related tax effect	—	6.9
Deduct: Total share-based employee compensation costs determined under fair value based method for all awards, net of related tax effect	—	(15.3)

Net income excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans	$103.7	$174.6

Management provides net income excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans because it is used to analyze net income of the Company. Management believes this measure is more reflective of the net income levels from ongoing business activities and provides comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).
Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs and Including Share-Based Employee Compensation Costs Related to Stock Option and Employee Stock Purchase Plans

	For The Year Ended
	December 31,	December 31,
	2006	2005
Diluted EPS, as reported	$1.59	$2.66
Per share impact of restructuring and related costs	0.04	0.04

Diluted EPS excluding restructuring and related costs	1.63	2.70
Per share impact of share-based employee compensation costs related to stock option and employee stock purchase plans	—	(0.12)

Diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans	$1.63	$2.58

Management provides diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans because it is used to analyze the earnings of the Company. Management believes this measure is more reflective of the earnings levels from ongoing business activities and provides comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).

Accounts Receivable and Inventory
Accounts receivable was $204.0 million as of December 31, 2006, compared to $168.8 million as of December 31, 2005 and $155.0 million as of December 31, 2004. Days sales outstanding were 38 days as of December 31, 2006, compared with 33 days as of December 31, 2005 and 31 days as of December 31, 2004. Wholesale days sales outstanding were 45 days, 39 days and 38 days at the end of 2006, 2005 and 2004, respectively. The increase in 2006 accounts receivable and days sales outstanding were driven by sales timing and, to a lesser extent, some erosion in the timeliness of collections. In 2005, excluding $12.8 million from SmartWool for comparability purposes, the relatively flat accounts receivable reflected solid collection efforts and improved timing of shipments in the fourth quarter.
Inventory increased 11.8% to $186.8 million as of December 31, 2006 from $167.1 million as of December 31, 2005 and $128.3 million as of December 31, 2004. The increase in inventory in 2006 is primarily related to increased retail inventory in the U.S. and Europe due to unseasonably warm weather and investments made in Asian retail operations to prepare for the Asian holiday season in January and February, 2007. In the fourth quarter of 2004, we established a Hong Kong procurement company and an international treasury center in Switzerland to better align our organizational structure with our expanding global presence and provide enhanced support to our global sourcing operations and International business. Related to the implementation of the new organizational structure, we modified certain sourcing arrangements, which resulted in earlier transfer of title for a portion of the Company’s third party sourced product in 2005. Earlier transfer of title resulted in offsetting higher quarter end inventory and accounts payable balances, as we recognized an inventory asset and related payable roughly two weeks earlier than in the prior year period. Had similar sourcing arrangements been in effect for 2004, we estimate that inventory and accounts payable balances would have increased by approximately $35.2 million.
Liquidity and Capital Resources
2006 Compared to 2005
Net cash provided by operations for 2006 was $111.7 million, compared with $182.3 million in 2005. The reduction in cash provided in 2006 compared with 2005 was primarily due to reduced net income and an increase in our investment in working capital. In 2006, our net investment in working capital was $32.2 million, compared to $9.4 million in 2005. Working capital increases primarily reflect higher quarter-end receivable balances, impacted by sales timing and, to a lesser extent, some erosion in the timeliness of collections in the U.S. and Europe, and higher retail inventory levels related to warm weather in the U.S and Europe as well as Asian retail investment. Growth in accounts receivable and inventory was somewhat offset by increased payables. Our cash provided by operations was positively impacted by increased accruals associated with the timing of VAT and other expenses.
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
2005 Compared to 2004
Net cash provided by operations for 2005 was $182.3 million, compared with $184.7 million in 2004. Timberland’s primary source of operating cash flow was net income of $180.2 million. A net decrease in operating working capital provided $7.7 million in cash flow primarily due to controlled growth of receivables and disciplined inventory management and the timing of vendor payments. Additional cash was provided from the timing of tax payments. Our cash provided by operations was negatively impacted by executive compensation and transportation costs, compared to 2004.
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
Management believes that our capital needs and our share repurchase program for 2007 will be funded through our current cash balances, our existing credit facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and cash from operations, without the need for additional permanent financing. However, as discussed in Item 1A, Risk Factors, of this Annual Report on Form 10-K/A, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities.
Aggregate Contractual Obligations
At December 31, 2006, we have the following contractual obligations due by period:

		Less
		Than			More Than
(Dollars in Millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases[1]	$228.0	$47.0	$75.1	$51.9	$54.0
Purchase obligations[2]	436.6	436.4	0.1	0.1	—
Deferred compensation plan[3]	10.1	2.1	1.5	1.0	5.5

Total	$674.7	$485.5	$76.7	$53.0	$59.5

[1]	See Note 13 to the consolidated financial statements.

[2]	Purchase obligations consist of open production purchase orders for sourced footwear, apparel and accessories and materials used to manufacture footwear and open purchase orders for operating expense purchases relating to goods or services ordered in the normal course of business.

[3]	Our deferred compensation plan liability was $10.1 million as of December 31, 2006 and 2005, and $8.2 million at December 31, 2004. In 2006, plan contributions were offset by distributions. The liability increased from 2004 to 2005 primarily due to contributions to the plan. See Note 10 to the consolidated financial statements.

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
Quarterly Results of Operations (Unaudited)
The selected quarterly financial information has been restated to reflect the matters discussed in Note 2 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A. The tables reflect the quarterly information “as previously reported” in the original Form 10-K; and the “as restated” quarterly information.
          (Amounts in Thousands, Except Per Share Data)

2006 Quarter Ended	March 31	March 31	June 30	June 30
	(As		(As
	Previously		Previously
	Reported)	(As Restated)	Reported)	(As Restated)
Revenue	$349,811	$349,811	$226,605	$226,605
Gross profit	176,103	173,930	102,821	102,751
Net income/(loss)	29,187	26,065	(12,972)	(16,622)
Basic earnings/(loss) per share	$.46	$.41	$(.21)	$(.26)
Diluted earnings/(loss) per share	$.45	$.40	$(.21)	$(.26)

2006 Quarter Ended	September 29	September 29	December 31	December 31
	(As		(As
	Previously		Previously
	Reported)	(As Restated)	Reported)	(As Restated)
Revenue	$502,980	$502,980	$488,223	$488,223
Gross profit	236,656	239,829	226,556	227,663
Net income	51,875	55,551	38,343	36,211
Basic earnings per share	$.84	$.89	$.63	$.59
Diluted earnings per share	$.82	$.88	$.61	$.58

2005 Quarter Ended	April 1	April 1	July 1	July 1
	(As		(As
	Previously		Previously
	Reported)	(As Restated)	Reported)	(As Restated)
Revenue	$354,211	$354,211	$240,269	$240,269
Gross profit	187,161	190,136	117,980	118,701
Net income	42,247	49,209	6,345	12,538
Basic earnings per share	$.63	$.73	$.09	$.19
Diluted earnings per share	$.61	$.71	$.09	$.18

2005 Quarter Ended	September 30	September 30	December 31	December 31
	(As		(As
	Previously		Previously
	Reported)	(As Restated)	Reported)	(As Restated)
Revenue	$505,913	$505,913	$465,288	$465,288
Gross profit	247,358	244,227	224,406	221,447
Net income	69,152	69,910	46,880	48,559
Basic earnings per share	$1.04	$1.06	$.73	$.75
Diluted earnings per share	$1.02	$1.03	$.71	$.74

The following tables set forth the effects of the restatement discussed in Note 2 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A, by type of error, related to SFAS 133 (“Derivative instruments”), the previously unrecorded errors (“Other errors”), and the income tax effects of these errors (“Income taxes”) on our previously reported net income and earnings per share (“EPS”) for each of the quarters in the years ended December 31, 2006 and 2005. (Dollars in millions, except EPS data.)

Restatement Impact on Earnings/(Loss) for the
2006 Quarter Ended	March 31	June 30	September 29	December 31
Derivative instruments	$(3.9)	$(6.9)	$4.8	$(2.7)
Other errors	—	0.8	0.8	1.1
Income taxes	0.8	2.4	(1.9)	(0.5)

Net income	$(3.1)	$(3.7)	$3.7	$(2.1)

Basic EPS	$(.05)	$(.06)	$.06	$(.03)
Diluted EPS	$(.05)	$(.06)	$.06	$(.03)

Restatement Impact on Earnings for the
2005 Quarter Ended	April 1	July 1	September 30	December 31
Derivative instruments	$10.7	$10.7	$(1.2)	$0.9
Other errors	(1.8)	(1.8)	—	0.4
Income taxes	(1.9)	(2.8)	2.0	0.4

Net income	$7.0	$6.1	$0.8	$1.7

Basic EPS	$.10	$.09	$.01	$.03
Diluted EPS	$.10	$.09	$.01	$.03
New Accounting Pronouncements
A discussion of new accounting pronouncements is included in the “Summary of Significant Accounting Policies” note (see Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A).
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
We utilize cash from operations and U.S. dollar denominated borrowings to fund our working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. In addition, we use derivative instruments to manage the impact of foreign currency fluctuations on a portion of our foreign currency transactions. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Cash balances are invested in high-grade securities with terms less than three months.
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. As of December 31, 2006, 2005 and 2004, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet and changes in their fair value are recorded in the income statement. Therefore, changes in foreign currency rates will increase the volatility of our earnings until our open contracts expire. These foreign currency forward contracts will expire in 13 months or less. Based upon sensitivity analysis as of December 31, 2006, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $24.4 million, compared with an increase/decrease of $14.9 million as of December 31, 2005. The increase as of December 31, 2006, compared to December 31, 2005, is primarily related to an increase in our foreign currency denominated net assets as of December 31, 2006, compared with December 31, 2005, as well as our choice to hedge a larger portion of our forecasted 2007 exposure at December 31, 2006 than the portion of our forecasted 2006 exposure that was hedged at December 31, 2005, as determined in accordance with our foreign exchange exposure management policy. The Company is currently evaluating the development of a program that would qualify for hedge accounting treatment to aid in mitigating its foreign currency exposures and decrease the volatility of its earnings. Such a program, if developed, would not take effect until 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, effective January 1, 2006.
As discussed in Note 2, the accompanying consolidated financial statements have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 (June 27, 2007 as to the effects of the material weakness related to controls over the proper application of generally accepted accounting principles for certain complex transactions discussed in Management’s Annual Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/S/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 1, 2007 (June 27, 2007 as to the effects of the restatement discussed in Note 2)

The Timberland Company
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005
(Dollars in Thousands)

	2006	2005
	(As Restated,	(As Restated,
	See Note 2)	See Note 2)
Assets
Current assets
Cash and equivalents	$181,698	$213,163
Accounts receivable, net of allowance for doubtful accounts of $12,493 in 2006 and $8,755 in 2005	204,016	168,831
Inventory, net	186,765	167,132
Prepaid expenses	42,130	33,502
Prepaid income taxes	12,353	—
Deferred income taxes	21,633	27,236
Derivative assets	176	6,044

Total current assets	648,771	615,908

Property, plant and equipment, net	94,640	82,372
Deferred income taxes	18,553	1,743
Goodwill	39,717	39,503
Intangible assets, net	47,865	40,909
Other assets, net	10,831	10,264

Total assets	$860,377	$790,699

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$110,031	$97,294
Accrued expense
Payroll and related	38,476	48,721
Other	84,258	53,121
Income taxes payable	49,938	47,596
Derivative liabilities	2,925	—

Total current liabilities	285,628	246,732

Deferred compensation and other long-term liabilities	13,064	16,046
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 72,664,889 shares issued at December 31, 2006 and 71,804,959 shares issued at December 31, 2005	727	718
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at December 31, 2006 and December 31, 2005	117	117
Additional paid-in capital	224,611	214,483
Deferred compensation	—	(19,943)
Retained earnings	838,462	737,257
Accumulated other comprehensive income	15,330	2,954
Treasury Stock at cost; 22,428,168 Class A shares at December 31, 2006 and 18,921,290
Class A shares at December 31, 2005	(517,562)	(407,665)

Total stockholders’ equity	561,685	527,921

Total liabilities and stockholders’ equity	$860,377	$790,699

The accompanying notes are an integral part of these consolidated financial statements.

The Timberland Company
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2006, 2005 and 2004
(Amounts in Thousands, Except Per Share Data)

	2006	2005	2004
	(As Restated,	As Restated,	(As Restated,
	See Note 2)	See Note 2)	See Note 2)
Revenue	$1,567,619	$1,565,681	$1,500,580
Cost of goods sold	823,446	791,170	745,623

Gross profit	744,173	774,511	754,957

Operating expense
Selling	452,236	419,326	407,841
General and administrative	125,433	110,833	101,090
Restructuring and related costs	3,868	4,251	—

Total operating expense	581,537	534,410	508,931

Operating income	162,636	240,101	246,026

Other income
Interest income, net	966	3,335	1,095
Other income/(expense), net	(5,962)	23,551	(13,443)

Total other income/(expense)	(4,996)	26,886	(12,348)

Income before provision for income taxes	157,640	266,987	233,678

Provision for income taxes	56,435	86,771	88,564

Net income	$101,205	$180,216	$145,114

Earnings per share
Basic	$1.62	$2.72	$2.08
Diluted	$1.59	$2.66	$2.03

Weighted-average shares outstanding
Basic	62,510	66,325	69,628
Diluted	63,690	67,744	71,311
The accompanying notes are an integral part of these consolidated financial statements.

The Timberland Company
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands)

						Accumulated
			Additional			Other			Total
			Paid-in	Deferred	Retained	Comprehensive		Comprehensive	Stockholders’
	Class A	Class B	Capital	Compensation	Earnings	Income/(Loss)		Income	Equity
	Common	Common	(As Restated,	(As Restated,	(As Restated,	(As Restated,	Treasury	(As Restated,	(As Restated,
	Stock	Stock	See Note 2)	See Note 2)	See Note 2)	See Note 2)	Stock	See Note 2)	See Note 2)

Balance, January 1, 2004, as previously reported	$431	$69	$175,629	$(8,209)	$723,705	$1,306	$(464,468)		$428,463
Adjustment due to restatement	—	—	—	—	(9,760)	9,796	—		36
—
Balance, January 1, 2004, as restated	431	69	175,629	(8,209)	713,945	11,102	(464,468)		428,499
— —
Issuance/conversion of shares of common stock	23	(10)	46,338	(18,007)	—	—	4,253		32,597
Amortization of deferred compensation	—	—	—	7,175	—	—	—		7,175
Reduction in loan on restricted stock	—	—	—	524	—	—	—		524
Repurchase of common stock	—	—	—	—	—	—	(131,662)		(131,662)
Tax benefit from stock option plans	—	—	16,862	—	—	—	—		16,862
Comprehensive income:
Net income	—	—	—	—	145,114	—	—	$145,114	145,114
Translation adjustment	—	—	—	—	—	8,305	—	8,305	8,305

Comprehensive income	—	—	—	—	—	—	—	$153,419	—

Balance, December 31, 2004	454	59	238,829	(18,517)	859,059	19,407	(591,877)		507,414
— —
Issuance of shares of common stock	8	—	22,162	(11,636)	—	—	10,682		21,216
Retirement of shares of common stock	(100)	—	(53,565)	—	(301,604)	—	355,269		—
Amortization of deferred compensation	—	—	—	10,210	—	—	—		10,210
Repurchase of common stock	—	—	—	—	—	—	(181,739)		(181,739)
Tax benefit from stock option plans	—	—	7,057	—	—	—	—		7,057
2-for-1 stock split	356	58	—	—	(414)	—	—		—
Comprehensive income:
Net income	—	—	—	—	180,216	—	—	$180,216	180,216
Translation adjustment	—	—	—	—	—	(16,453)	—	(16,453)	(16,453)

Comprehensive income	—	—	—	—	—	—	—	$163,763	—

Balance, December 31, 2005	718	117	214,483	(19,943)	737,257	2,954	(407,665)		527,921
— —
Reclassification of deferred compensation[1]	—	—	(19,943)	19,943	—	—	—		—
Issuance of shares of common stock	9	—	6,842	—	—	—	9,553		16,404
Repurchase of common stock	—	—	—	—	—	—	(119,450)		(119,450)
Share-based compensation expense	—	—	18,918	—	—	—	—		18,918
Tax benefit from share-based compensation	—	—	4,311	—	—	—	—		4,311
Comprehensive income:
Net income	—	—	—	—	101,205	—	—	$101,205	101,205
Translation adjustment	—	—	—	—	—	12,376	—	12,376	12,376

Comprehensive income	—	—	—	—	—	—	—	$113,581	—

Balance, December 31, 2006	$727	$117	$224,611	$—	$838,462	$15,330	$(517,562)		$561,685
=
The accompanying notes are an integral part of these consolidated financial statements.

[1]	The amount in deferred compensation was reclassified to additional paid-in capital upon adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment. See Note 16 for additional information related to the Company’s adoption of SFAS 123(R).

The Timberland Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands)

	2006	2005	2004
	(As Restated,	(As Restated,	(As Restated,
	See Note 2)	See Note 2)	See Note 2)
Cash flows from operating activities:
Net income	$101,205	$180,216	$145,114
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(11,207)	(11,592)	2,851
Share-based compensation	19,610	10,210	7,175
Depreciation and other amortization	27,885	24,475	23,496
Tax benefit/(expense) from share-based compensation, net of excess benefit	(95)	7,057	16,862
Unrealized (gain)/loss on derivatives	8,793	(21,091)	(1,011)
Other non-cash charges/(credits)	(2,327)	2,451	86
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(27,292)	(11,723)	(24,781)
Inventory	(16,315)	(32,502)	(7,325)
Prepaid expense	(6,395)	(7,728)	(711)
Accounts payable	9,728	51,893	9,823
Accrued expense	18,070	(22,250)	6,308
Income taxes prepaid and payable, net	(9,970)	12,866	6,790

Net cash provided by operating activities	111,690	182,282	184,677

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(6,381)	(81,807)	—
Additions to property, plant and equipment	(36,590)	(26,172)	(24,095)
Other	(4,409)	248	(1,732)

Net cash used by investing activities	(47,380)	(107,731)	(25,827)

Cash flows from financing activities:
Common stock repurchases	(120,719)	(181,469)	(131,662)
Issuance of common stock	16,407	20,838	33,123
Excess tax benefit from share-based compensation	4,406	—	—

Net cash used by financing activities	(99,906)	(160,631)	(98,539)

Effect of exchange rate changes on cash and equivalents	4,131	(9,873)	7,002

Net increase/(decrease) in cash and equivalents	(31,465)	(95,953)	67,313
Cash and equivalents at beginning of year	213,163	309,116	241,803

Cash and equivalents at end of year	$181,698	$213,163	$309,116

Supplemental disclosures of cash flow information:
Interest paid	$1,569	$374	$368
Income taxes paid	$73,341	$78,259	$61,748
The accompanying notes are an integral part of these consolidated financial statements.

The Timberland Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
1. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the accounts of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “Timberland” or the “Company”). All intercompany transactions have been eliminated in consolidation.
Fiscal Calendar
The Company’s fiscal quarters end on the Friday closest to the calendar quarter end, except that the fourth quarter and fiscal year always end on December 31.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based on our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowances for doubtful accounts totaled $12,493 and $8,755 at December 31, 2006 and 2005, respectively.
Advertising
Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. As of December 31, 2006 and December 31, 2005, we had $655 and $1,227 of prepaid advertising costs recorded on our consolidated balance sheets, respectively. Advertising expense, which is included in selling expense in our consolidated income statement, was $28,082, $36,589 and $42,400 in 2006, 2005 and 2004, respectively.
Translation of Foreign Currencies
Most of our subsidiaries have adopted their local currencies as their functional currencies. We translate financial statements denominated in foreign currencies by translating balance sheet accounts at the end of period exchange rates and statement of income accounts at the average exchange rates for the period. Cumulative translation gains and losses are recorded in accumulated other comprehensive income in stockholders’ equity and changes in cumulative translation gains and losses are reflected in accumulated other comprehensive income/(loss). Realized gains and losses on transactions are reflected in net income.
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
Derivatives are recognized at fair value and included in either derivative assets or derivative liabilities on our consolidated balance sheets. Changes in fair value of derivatives not designated and effective as hedges are recorded in other income, net. Gains and losses on derivatives that are accounted for under hedge accounting treatment are classified in the Statement of Income consistent with the transaction being hedged. The Company had no derivative instruments which qualified for hedge accounting during the years ended 2006, 2005 and 2004.
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
Goodwill
Goodwill and intangible assets with indefinite lives are evaluated for impairment at least annually (at the end of our second fiscal quarter) or when events indicate that impairment exists. No impairment of goodwill occurred in 2006, 2005 and 2004 (see Note 9).
Long-lived Assets
We periodically evaluate the carrying values and estimated useful lives of our long-lived assets, primarily property, plant and equipment and finite lived intangible assets. When factors indicate that such assets should be evaluated for possible impairment, we use estimates of future operating results and undiscounted cash flows to determine whether the assets are recoverable.
Contingencies
In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable (see Notes 14 and 21).
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
The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the years ended December 31, 2006, 2005 and 2004:

December 31,	2006			2005			2004
		Weighted-	Per-		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$101,205	62,510	$1.62	$180,216	66,325	$2.72	$145,114	69,628	$2.08
Dilutive securities:
Stock options and employee stock purchase plan shares	—	874	(.02)	—	1,123	(.05)	—	1,499	(.05)
Nonvested shares	—	306	(.01)	—	296	(.01)	—	184	—

Effect of dilutive securities:	—	1,180	(.03)	—	1,419	(.06)	—	1,683	(.05)

Diluted EPS	$101,205	63,690	$1.59	$180,216	67,744	$2.66	$145,114	71,311	$2.03

The following securities (in thousands) were outstanding as of December 31, 2006, 2005 and 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

December 31,	2006	2005	2004
Options to purchase shares of common stock	2,560	722	986

Share-based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period, with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of adoption, for which expense continues to be recognized on a graded schedule over the vesting period of the award. The Company estimates the fair value of its stock option awards and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model. See Note 16 for additional information regarding the Company’s adoption of SFAS 123(R).
In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” in the fourth quarter of 2006 the Company elected to adopt the alternative transition method for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).
Prior to January 1, 2006, the Company applied the intrinsic value method in APB Opinion 25 and related interpretations in accounting for our stock plans, SFAS 123, and SFAS 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123,” for disclosure purposes.
Comprehensive Income
Comprehensive income is the combination of reported net income and other comprehensive income/(loss), which is comprised of foreign currency translation adjustments.
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
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 157 may have on our consolidated financial position and results of operations.
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
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115,” which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 159 may have on our consolidated financial position and results of operations.

2. Restatement
Subsequent to filing its Annual Report on Form 10-K for the year ended December 31, 2006, the Company determined that it had not applied the proper method of accounting for certain foreign currency hedge instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and that its previously issued consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 should be restated. SFAS 133 allows companies to assert that the critical terms of a hedged item and those of the hedging derivative instrument match to achieve hedge accounting treatment. These critical terms include the underlying currency, amount, and timing. When these conditions are met, the hedging approach referred to as the matched-critical terms method may be applied. After reviewing its hedging program the Company concluded that the settlement of its derivatives which occur at the end of each fiscal quarter do not effectively match the revenue of its business which is recorded on a daily basis. As a result of this mismatch, the Company’s hedging activity did not qualify for hedge accounting treatment under this approach.
Under the Company’s previously applied accounting treatment, the derivative gains and losses designated as cash flow hedges had inappropriately been included as a component of Other Comprehensive Income until the hedged transactions were settled, at which time the hedging gains and losses were reclassified to the Statement of Income. Since the Company has concluded that it did not qualify for hedge accounting treatment under SFAS 133 for its derivative instruments, the gains and losses should have been recognized in earnings when the changes in value of the derivatives occurred. Accordingly, the restatement resulted in a correction in the timing of when the derivative gains and losses were recognized in earnings. Additionally, the Company has reclassified gains/losses on settled contracts previously recorded in Cost of Goods Sold to Other Income/(Expense). The cumulative effect of the restatement on retained earnings as of January 1, 2004, the beginning of the year ended December 31, 2004, was a decrease of $9,760.
The restated financial statements also include adjustments for other errors that were not previously recorded because the Company concluded these errors, both individually and in the aggregate, were not material to its financial statements but are being corrected as part of this restatement. The correction for these other errors primarily reflects decreased expense associated with certain long-term incentive plans and balance sheet reclassifications of tax assets and liabilities for 2006 and increased expense associated with certain long-term incentive plans for 2005 and 2004.
The correction of these errors is reflected in the accompanying consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. The effects of the restatement are summarized in the tables below:
CONSOLIDATED BALANCE SHEETS

	2006			2006
	As Previously
	Reported	Adjustments		As Restated
Assets
Current assets
Cash and equivalents	$181,698	$		$181,698
Accounts receivable, net of allowance for doubtful accounts	204,405		(389)	204,016
Inventory, net	186,765			186,765
Prepaid expenses	40,742		1,388	42,130
Prepaid income taxes	—		12,353	12,353
Deferred income taxes	21,730		(97)	21,633
Derivative assets	176			176

Total current assets	635,516		13,255	648,771

Property, plant and equipment, net	94,640			94,640
Deferred income taxes	14,536		4,017	18,553
Goodwill	39,717			39,717
Intangible assets, net	47,865			47,865
Other assets, net	10,831			10,831

Total assets	$843,105		$17,272	$860,377

	2006			2006
	As Previously
	Reported	Adjustments		As Restated
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$110,031	$		$110,031
Accrued expense
Payroll and related	38,416		60	38,476
Other	83,978		280	84,258
Income taxes payable	33,874		16,064	49,938
Derivative liabilities	2,925			2,925

Total current liabilities	269,224		16,404	285,628

Deferred compensation and other long-term liabilities	13,064			13,064
Stockholders’ equity
Preferred Stock	—			—
Class A Common Stock	727			727
Class B Common Stock	117			117
Additional paid-in capital	219,421		5,190	224,611
Retained earnings	845,436		(6,974)	838,462
Accumulated other comprehensive income	12,678		2,652	15,330
Treasury stock at cost	(517,562)			(517,562)

Total stockholders’ equity	560,817		868	561,685

Total liabilities and stockholders’ equity	$843,105		$17,272	$860,377

	2005			2005
	As Previously
	Reported	Adjustments		As Restated
Assets
Current assets
Cash and equivalents	$213,163	$		$213,163
Accounts receivable, net of allowance for doubtful accounts	168,831			168,831
Inventory, net	167,132			167,132
Prepaid expenses	33,502			33,502
Deferred income taxes	26,934		302	27,236
Derivative assets	6,044			6,044

Total current assets	615,606		302	615,908

Property, plant and equipment, net	82,372			82,372
Deferred income taxes	—		1,743	1,743
Goodwill	39,503			39,503
Intangible assets, net	40,909			40,909
Other assets, net	10,264			10,264

Total assets	$788,654		$2,045	$790,699

	2005			2005
	As Previously
	Reported	Adjustments		As Restated
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$97,294	$		$97,294
Accrued expense
Payroll and related	48,721			48,721
Other	53,121			53,121
Income taxes payable	44,210		3,386	47,596
Derivative liabilities	—			—

Total current liabilities	243,346		3,386	246,732

Deferred compensation and other long-term liabilities	16,046			16,046
Deferred income taxes	1,075		(1,075)	—
Stockholders’ equity
Preferred Stock	—			—
Class A Common Stock	718			718
Class B Common Stock	117			117
Additional paid-in capital	214,483			214,483
Deferred compensation	(27,166)		7,223	(19,943)
Retained earnings	739,004		(1,747)	737,257
Accumulated other comprehensive income	8,696		(5,742)	2,954
Treasury stock at cost	(407,665)			(407,665)

Total stockholders’ equity	528,187		(266)	527,921

Total liabilities and stockholders’ equity	$788,654		$2,045	$790,699

CONSOLIDATED STATEMENTS OF INCOME
  For the Years Ended December 31, 2006, 2005 and 2004

	2006		2006
	As Previously
	Reported	Adjustments	As Restated

Revenue	$1,567,619	$—	$1,567,619
Cost of goods sold	825,483	(2,037)	823,446

Gross profit	742,136	2,037	774,173

Operating expense
Selling	453,026	(790)	452,236
General and administrative	125,549	(116)	125,433
Restructuring and related costs	3,868	—	3,868

Total operating expense	582,443	(906)	581,537

Operating income	159,693	2,943	162,636

Other income
Interest income, net	966	—	966
Other income/(expense), net	3,082	(9,044)	(5,962)

Total other income/(expense)	4,048	(9,044)	(4,996)

Income before provision for income taxes	163,741	(6,101)	157,640

Provision for income taxes	57,309	(874)	56,435

Net income	$106,432	$(5,227)	$101,205

Earnings per share
Basic	$1.70	$(.08)	$1.62
Diluted	$1.67	$(.08)	$1.59

	2005		2005
	As Previously
	Reported	Adjustments	As Restated

Revenue	$1,565,681	$—	$1,565,681
Cost of goods sold	788,776	2,394	791,170

Gross profit	776,905	(2,394)	774,511

Operating expense
Selling	417,441	1,885	419,326
General and administrative	109,831	1,002	110,833
Restructuring and related costs	4,251	—	4,251

Total operating expense	531,523	2,887	534,410

Operating income	245,382	(5,281)	240,101

Other income
Interest income, net	3,335	—	3,335
Other income, net	336	23,215	23,551

Total other income	3,671	23,215	26,886

Income before provision for income taxes	249,053	17,934	266,987

Provision for income taxes	84,429	2,342	86,771

Net income	$164,624	$15,592	$180,216

Earnings per share
Basic	$2.48	$.24	$2.72
Diluted	$2.43	$.23	$2.66

	2004		2004
	As Previously
	Reported	Adjustments	As Restated

Revenue	$1,500,580	$—	$1,500,580
Cost of goods sold	761,505	(15,882)	745,623

Gross profit	739,075	15,882	754,957

Operating expense
Selling	405,412	2,429	407,841
General and administrative	99,800	1,290	101,090

Total operating expense	505,212	3,719	508,931

Operating income	233,863	12,163	246,026

	2004		2004
	As Previously
	Reported	Adjustments	As Restated

Other income
Interest income, net	1,095	—	1,095
Other income/(expense), net	1,775	(15,218)	(13,443)

Total other income/(expense)	2,870	(15,218)	(12,348)

Income before provision for income taxes	236,733	(3,055)	233,678

Provision for income taxes	84,040	4,524	88,564

Net income	$152,693	$(7,579)	$145,114

Earnings per share
Basic	$2.19	$(.11)	$2.08
Diluted	$2.14	$(.11)	$2.03
CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended December 31, 2006, 2005 and 2004

	2006		2006
	As Previously
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$106,432	$(5,227)	$101,205
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(10,008)	(1,199)	(11,207)
Share-based compensation	21,584	(1,974)	19,610
Depreciation and other amortization	27,885	—	27,885
Tax benefit/(expense) from share-based compensation, net of excess benefit	(95)	—	(95)
Unrealized loss on derivatives	—	8,793	8,793
Other non-cash credits	(2,327)	—	(2,327)
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(27,681)	389	(27,292)
Inventory	(16,315)	—	(16,315)
Prepaid other expense	(5,007)	(1,388)	(6,395)
Accounts payable	9,728	—	9,728
Accrued expense	17,790	280	18,070
Income taxes prepaid and payable, net	(10,296)	326	(9,970)

Net cash provided by operating activities	111,690	—	111,690

Net cash used by investing activities	(47,380)	—	(47,380)

Net cash used by financing activities	(99,906)	—	(99,906)

Effect of exchange rate changes on cash and equivalents	4,131	—	4,131

Net increase/(decrease) in cash and equivalents	(31,465)	—	(31,465)
Cash and equivalents at beginning of year	213,163	—	213,163

Cash and equivalents at end of year	$181,698	—	$181,698

	2005		2005
	As Previously
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$164,624	$15,592	$180,216
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(10,361)	(1,231)	(11,592)
Share-based compensation	7,054	3,156	10,210
Depreciation and other amortization	24,475	—	24,475
Tax benefit/(expense) from share-based compensation, net of excess benefit	7,057	—	7,057
Unrealized gain on derivatives	—	(21,091)	(21,091)
Other non-cash charges	2,451	—	2,451
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(11,723)	—	(11,723)
Inventory	(32,502)	—	(32,502)
Prepaid expense	(7,728)	—	(7,728)
Accounts payable	51,893	—	51,893
Accrued expense	(22,250)	—	(22,250)
Income taxes prepaid and payable, net	9,292	3,574	12,866

Net cash provided by operating activities	182,282	—	182,282

Net cash used by investing activities	(107,731)	—	(107,731)

Net cash used by financing activities	(160,631)	—	(160,631)

Effect of exchange rate changes on cash and equivalents	(9,873)	—	(9,873)

Net increase/(decrease) in cash and equivalents	(95,953)	—	(95,953)
Cash and equivalents at beginning of year	309,116	—	309,116

Cash and equivalents at end of year	$213,163	—	$213,163

	2004		2004
	As Previously
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$152,693	$(7,579)	$145,114
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,825)	4,676	2,851
Share-based compensation	3,108	4,067	7,175
Depreciation and other amortization	23,496	—	23,496
Tax benefit/(expense) from share-based compensation, net of excess benefit	16,862	—	16,862
Unrealized gain on derivatives	—	(1,011)	(1,011)
Other non-cash charges	86	—	86
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(24,781)	—	(24,781)
Inventory	(7,325)	—	(7,325)
Prepaid expense	(711)	—	(711)

	2004		2004
	As Previously
	Reported	Adjustments	As Restated

Accounts payable	9,823	—	9,823
Accrued expense	6,308	—	6,308
Income taxes prepaid and payable, net	6,943	(153)	6,790

Net cash provided by operating activities	184,677	—	184,677

Net cash used by investing activities	(25,827)	—	(25,827)

Net cash used by financing activities	(98,539)	—	(98,539)

Effect of exchange rate changes on cash and equivalents	7,002	—	7,002

Net increase/(decrease) in cash and equivalents	67,313	—	67,313
Cash and equivalents at beginning of year	241,803	—	241,803

Cash and equivalents at end of year	$309,116	—	$309,116

3. Inventory
     Inventory consists of the following:

December 31,	2006	2005
Materials	$5,386	$3,483
Work-in-process	1,333	762
Finished goods	180,046	162,887

Total	$186,765	$167,132

4. Derivatives
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
We use derivative instruments, specifically forward contracts, to manage the foreign currency exposure of our forecasted foreign currency transactions, typically for a period not greater than 18 months. We also enter into derivative contracts to manage the foreign currency exchange risk on intercompany assets and liabilities using forward contracts. The derivative instruments entered into by the Company have not been accounted for as hedging instruments (see Note 2). The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. The fair value of the contracts is an asset when our contract rates are above current forward foreign exchange rates and is a liability when our contract rates are below current forward foreign exchange rates. Changes in the fair value of the derivative instruments that are not accounted for under hedge accounting treatment are recorded in other income, net. Gains and losses on derivatives that are accounted for under hedge accounting treatment are classified in the Statement of Income consistent with the transaction being hedged. The Company had no derivative instruments which qualified for hedge accounting during the years ended 2006, 2005 and 2004.
On December 31, 2006, we had $176 and $2,925 in derivative assets and liabilities, respectively, on our consolidated balance sheet, which represent the fair value of forward contracts with settlement dates through January of 2008. On December 31, 2005, we had $6,044 in derivative assets on our consolidated balance sheet that represented the fair value of forward contracts with settlement dates through January of 2007.
As of December 31, 2006, we had forward contracts maturing at various dates through January 2008 to sell the equivalent of $250,970 in foreign currencies at contracted rates and to buy the equivalent of $7,863 in foreign currencies at contracted rates. As of December 31, 2005, we had forward contracts maturing at various dates through January 2007 to sell the equivalent of $190,394 in foreign currencies and to buy the equivalent of $32,975 in foreign currencies at contracted rates. The increase as of December 31, 2006, compared with December 31, 2005, is primarily related to our choice to economically hedge a larger portion of our forecasted 2007 exposure at December 31, 2006 than the portion of our forecasted 2006 exposure that was hedged at December 31, 2005.
For the periods ended December 31, 2006, 2005 and 2004, we recorded, in other income, net in our consolidated statements of income, gains/(losses) related to changes in the fair value of our derivative instruments of $(10,738), $26,447 and $(19,108), respectively.
5. Financial Instruments and Concentration of Credit Risk
The following table illustrates the U.S. dollar equivalent of foreign exchange contracts at December 31, 2006 and 2005 along with maturity dates, and fair values. Fair values are determined based on the difference between the settlement and forward exchange rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract
	Amount
	(U.S. $	Maturity
December 31, 2006	Equivalent)	Date	Fair Value
Pounds Sterling	$32,396	2007	$(1,138)
Pounds Sterling	17,840	2008	(325)
Euro	118,907	2007	(1,875)
Euro	23,883	2008	(295)
Japanese Yen	33,743	2007	443
Japanese Yen	11,044	2008	322
Canadian Dollar	6,398	2007	—
New Zealand Dollar	(1,104)	2007	119

Total	$243,107		$(2,749)

	Contract
	Amount
	(U.S. $	Maturity
December 31, 2005	Equivalent)	Date	Fair Value
Pounds Sterling	$22,948	2006	$1,122
Pounds Sterling	8,855	2007	214
Euro	81,705	2006	3,610
Euro	13,462	2007	326
Japanese Yen	19,933	2006	568
Japanese Yen	6,150	2007	204
Canadian Dollar	5,639	2006	—
New Zealand Dollar	(1,273)	2006	—

Total	$157,419		$6,044

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
6. Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these assets and liabilities. The carrying values of derivative assets and derivative liabilities are the fair values of those assets and liabilities, which are based on the forward exchange rates at year-end.

7. Property, Plant and Equipment
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
8. Acquisitions
On December 1, 2006, we acquired 100% of the stock of Howies Limited (“Howies”), a private company incorporated in England and Wales. Howies is based in Cardigan Bay, Wales, and was founded in 1995. Howies is an active sports brand founded on the idea of designing and manufacturing clothing for the inspired action sports and outdoor customer. Howies’ results of operations are included in our International segment from the date of acquisition. The purchase price consisted of an initial payment of $6,351, which includes the retirement of debt at closing and transaction fees. Under the agreement, additional consideration of up to $6,000, based on current exchange rates, will be due based on the achievement of certain net sales and earnings levels in each year from 2007 to 2010. Two selling shareholders of Howies, who are also employees, are eligible to earn additional consideration based on earnings levels for one annual period elected by the shareholders beginning with 2011, provided they are employed through 2011. We will estimate these potential payments beginning in 2011. On a preliminary basis, the Company recorded $768 for net assets acquired, and allocated $4,446 of the purchase price to the value of trademarks associated with the business, $953 to customer related and other intangible assets, and $184 to goodwill. The final allocation of the purchase price will be completed in 2007, when we finalize the amounts assigned to these intangible assets.
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
The allocation of the purchase price as of December 31, 2006 is as follows:

	Amount	Life (in years)
Assets and liabilities acquired, including cash	$20,899
Trademarks	31,170	indefinite
Other intangible assets	5,380	1 to 6 years
Goodwill	24,941

Total purchase price	82,390
Less: cash acquired	(1,027)

Net cash paid	$81,363

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
9. Goodwill and Other Intangible Assets
Intangible assets consist of trademarks and other intangible assets. Other intangible assets consist of customer, patent and non-competition related intangible assets.
Intangible assets consist of the following:

December 31,	2006			2005
		Accumulated	Net Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value
Trademarks (indefinite lives)	$38,764	$—	$38,764	$31,170	$—	$31,170
Trademarks (finite lives)	7,541	(4,986)	2,555	7,899	(4,963)	2,936
Other intangible assets (finite lives)	8,637	(2,091)	6,546	7,549	(746)	6,803

Total	$54,942	$(7,077)	$47,865	$46,618	$(5,709)	$40,909

We amortize intangible assets with finite useful lives assuming no expected residual value. The weighted-average amortization period for all intangible assets subject to amortization was 5.3 and 3.9 years as of December 31, 2006 and 2005, respectively. Amortization expense related to these intangible assets was $2,753, $1,809 and $1,662 in 2006, 2005 and 2004, respectively. We estimate future amortization expense from intangible assets held as of December 31, 2006 to be $2,596, $2,292, $1,819, $1,311 and $846 in 2007, 2008, 2009, 2010 and 2011, respectively. The increase in intangible assets at December 31, 2006 is the result of the acquisition of Howies Limited (see Note 8) and certain assets of GoLite LLC.
A summary of goodwill activity follows:

Year Ended December 31,	2006	2005
Balance at beginning of year	$39,503	$14,163
Additions from acquisitions	214	25,340

Balance at end of year	$39,717	$39,503

10. Deferred Compensation Plan
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

11. Other Accrued Expenses
Other accrued expenses consist of the following:

December 31,	2006	2005
Professional services and corporate expenses	$36,100	$17,755
Freight, duties and taxes	18,019	11,196
Marketing related expenses	10,501	10,857
Rent	7,680	6,123
Other accrued expenses	11,958	7,190

Total	$84,258	$53,121

12. Credit Agreements
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
We had uncommitted lines of credit available from certain banks totaling $50,000 as of December 31, 2006. Any borrowings under these lines would be at prevailing money market rates (approximately 5.6% as of December 31, 2006). Further, we had an uncommitted letter of credit facility of $80,000 to support inventory purchases. We had approximately $28,800 in outstanding letters of credit at December 31, 2006. These arrangements may be terminated at any time at the option of the banks or the Company.
As of December 31, 2006 and 2005, we had no borrowings outstanding under any of our credit facilities.
13. Lease Commitments
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
14. Income Taxes
The components of income before taxes are as follows:

December 31,	2006	2005	2004
Domestic	$101,855	$145,135	$208,734
International	55,785	121,852	24,944

Total	$157,640	$266,987	$233,678

     The components of the provision for income taxes are as follows:

December 31,	2006		2005		2004
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$41,423	$(4,204)	$64,396	$(6,280)	$63,731	$1,782
State	7,402	330	15,781	(5,312)	10,901	1,069
Puerto Rico	2,470	(2,470)	258	—	380	—
Foreign	16,347	(4,863)	17,928	—	10,701	—

Total	$67,642	$(11,207)	$98,363	$(11,592)	$85,713	$2,851

     The provision for income taxes differs from the amount computed using the statutory federal income tax rate of 35% due to the following:

December 31,	2006		2005		2004
Federal income tax at statutory rate	$55,174	35.0%	$93,445	35.0%	$81,787	35.0%
Federal tax exempt operations in Puerto Rico	—	—	(3,897)	(1.5)	(3,567)	(1.5)
State taxes, net of applicable federal benefit	5,026	3.2	6,805	2.6	7,781	3.3
Foreign	(6,662)	(4.2)	(18,154)	(6.8)	—	—
Other, net	2,897	1.8	8,572	3.2	2,563	1.1

Total	$56,435	35.8%	$86,771	32.5%	$88,564	37.9%

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following:

December 31,	2006		2005
	Assets	Liabilities	Assets	Liabilities
Current:
Inventory	$4,492	$—	$5,163	$—
Receivable allowances	11,709	—	14,877	—
Employee benefits accruals	3,037	—	4,210	—
Other	2,395	—	2,986	—

Total current	$21,633	$—	$27,236	$—

December 31,	2006		2005
	Assets	Liabilities	Assets	Liabilities
Non-current:
Accelerated depreciation and amortization	$334	$—	$301	$—
Puerto Rico tollgate taxes	—	—	—	(2,470)
Undistributed foreign earnings	1,699	—	—	(5,554)
Deferred compensation	10,259	—	5,177	—
Share-based compensation	3,734	—	—	—
Other (including certain state taxes)	558	—	4,289	—
Net operating loss carry-forwards	2,913	—	806	—
Less valuation allowance	(944)	—	(806)	—

Total non-current	$18,553	$—	$9,767	$(8,024)

The valuation allowance relates to foreign net operating loss carry-forwards that may not be realized.
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
The Company has indefinitely reinvested approximately $112,293 of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxes if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $27,592.
We have provided reserves for certain tax matters, both domestic and foreign, which we believe could result in additional tax being due. Our tax reserves total approximately $17,000 at December 31, 2006. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate.
15. Stockholders’ Equity
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
In the third quarter of 2005 the Company had non-cash financing activities valued at approximately $504 related to the swap of shares outstanding for payment of options exercised.
16. Share-based Compensation
Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period, with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of adoption, for which expense continues to be recognized on a graded schedule over the vesting period of the award. Share-based compensation costs, which are recorded in cost of goods sold and selling and general and administrative expenses, totaled $19,610 ($12,590 net of taxes) for the year ended December 31, 2006.
As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the year ended December 31, 2006 are $10,194 and $6,545 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Had the Company not adopted SFAS 123(R), basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.72 and $1.69, respectively, compared to reported basic and diluted earnings per share of $1.62 and $1.59, respectively.
Prior to January 1, 2006, the Company applied the intrinsic value method in APB Opinion 25 and related interpretations in accounting for our stock plans, SFAS 123, and SFAS 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123,” for disclosure purposes. In our consolidated statements of income for the years ended December 31, 2005 and 2004, no compensation expense was recognized for stock option grants and the Employee Stock Purchase Plan. However, the Company recognized compensation expense for nonvested share awards of $10,210 ($6,892 net of taxes) and $7,175 ($4,456 net of taxes), respectively. The following table illustrates the effects on net income and earnings per share had compensation expense for stock option grants issued been determined under the fair value method of SFAS 123 for the years ended December 31, 2005 and 2004:

	2005	2004
Net income as reported	$180,216	$145,114
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	6,892	4,456
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	15,331	12,533

Pro forma net income	$171,777	$137,037

Basic earnings per share, as reported	$2.72	$2.08
Pro forma basic earnings per share	$2.59	$1.97
Diluted earnings per share, as reported	$2.66	$2.03
Pro forma diluted earnings per share	$2.54	$1.92
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

Year Ended December 31,	2006	2005	2004
Expected volatility	30.1%	29.5%	35.9%
Risk-free interest rate	4.7%	3.6%	1.9%
Expected life (in years)	4.2	5.1	4.6
Expected dividends	—	—	—

The following summarizes transactions under all stock option arrangements for the year ended December 31, 2006:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at January 1, 2006	5,708,184	$25.15
Granted	795,981	32.99
Exercised	(820,192)	17.70
Expired or forfeited	(430,179)	30.40

Outstanding at December 31, 2006	5,253,794	$27.07	5.8	$28,733

Vested and expected to vest at December 31, 2006	5,103,459	$26.90	5.8	$28,574

Exercisable at December 31, 2006	3,029,012	$24.01	4.7	$24,004

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

		Weighted-
		Average Grant
		Date Fair
	Shares	Value
Unvested at January 1, 2006	698,061	$36.27
Awarded	377,770	26.47
Vested	(143,355)	34.40

Unvested at December 31, 2006	932,476	$32.59

The total fair value of shares vested during the year ended December 31, 2006 was $4,250.
Unrecognized compensation expense related to nonvested share grants was $12,233 as of December 31, 2006. The expense is expected to be recognized over a weighted-average period of 1.4 years.
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
In 2004, our Board of Directors approved awards of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2006 performance targets, $1,239 of nonvested shares will be issued on July 10, 2007. The number of shares to be issued will be determined by the share price on the issuance date. These shares will fully vest three years from the issuance date. Based on the achievement of 2005 performance targets, 377,770 nonvested shares with a value of $10,000 were issued on July 5, 2006 and will fully vest three years from that date. Based on the achievement of 2004 performance targets, 275,117 nonvested shares with a value of $10,873 were issued on July 5, 2005 and will vest equally over three years from that date. An additional award, based on the achievement of a separate 2004 performance target, of 200,000 nonvested shares with a value of $7,904 was also issued on July 5, 2005 and will vest two years after that date. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions.

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
17. Cash Incentive Awards
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
In 2004, our Board of Directors approved a cash incentive award of up to $3,000 which would have been paid in 2007. However, the performance target on which the award was based was not achieved over the three year measurement period from January 1, 2004 through December 31, 2006. Accordingly, in 2006 we reversed the $1,908 accrual for this award which was included in deferred compensation and other long-term liabilities on the consolidated balance sheet as of December 31, 2005.
18. Business Segments and Geographic Information
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
The Unallocated Corporate component of segment reporting consists primarily of corporate finance, information services, legal and administrative expenses, costs related to share-based compensation, United States distribution expenses, global marketing support expenses, worldwide product development and other costs incurred in support of Company-wide activities. Unallocated Corporate also includes total other income, which is comprised of interest income, net, and other miscellaneous income, net, which is primarily foreign exchange gains and losses resulting from changes in the fair value of financial derivatives and the timing and settlement of local currency denominated assets and liabilities. Such income is not allocated among the reported business segments.
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

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated
2006
Revenue	$639,987	$197,667	$729,965	$—	$1,567,619
Depreciation and amortization	2,726	2,502	7,851	14,806	27,885

Operating income/(loss)	171,548	16,804	154,398	(180,114)	162,636
Interest income, net	—	—	—	966	966
Other, net	—	—	—	(5,962)	(5,962)

Income/(loss) before income taxes	$171,548	$16,804	$154,398	$(185,110)	$157,640

Total assets	$251,658	$31,627	$392,212	$184,880	$860,377
Goodwill	31,745	794	7,178	—	39,717
Expenditures for capital additions	3,316	4,339	13,568	15,367	36,590

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated
2005
Revenue	$659,784	$212,645	$693,252	$—	$1,565,681
Depreciation and amortization	868	2,491	6,610	14,506	24,475

Operating income/(loss)	207,196	36,282	166,082	(169,459)	240,101
Interest income, net	—	—	—	3,335	3,335
Other, net	—	—	—	23,551	23,551

Income/(loss) before income taxes	$207,196	$36,282	$166,082	$(142,573)	$266,987

Total assets	$249,444	$30,299	$354,000	$156,956	$790,699
Goodwill	31,715	794	6,994	—	39,503
Expenditures for capital additions	1,941	3,428	8,616	12,187	26,172

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated
2004
Revenue	$665,222	$214,110	$621,248	$—	$1,500,580
Depreciation and amortization	608	2,422	6,046	14,420	23,496

Operating income/(loss)	213,299	35,345	146,923	(149,541)	246,026
Interest income, net	—	—	—	1,095	1,095
Other, net	—	—	—	(13,443)	(13,443)

Income/(loss) before income taxes	$213,299	$35,345	$146,923	$(161,889)	$233,678

Total assets	$153,218	$25,984	$266,807	$305,633	$751,642
Goodwill	6,804	794	6,565	—	14,163
Expenditures for capital additions	1,166	2,122	10,355	10,452	24,095
The following summarizes our operations in different geographic areas for the years ended December 31, 2006, 2005 and 2004, respectively:

	United			Other
	States	Europe	Asia	Foreign	Consolidated
2006
Revenue	$837,654	$547,091	$145,436	$37,438	$1,567,619
Long-lived assets	141,786	33,238	4,844	13,185	193,053

2005
Revenue	$872,429	$533,146	$133,396	$26,710	$1,565,681
Long-lived assets	139,288	19,388	4,044	10,328	173,048

2004
Revenue	$879,332	$478,960	$121,302	$20,986	$1,500,580
Long-lived assets	73,758	20,771	4,256	9,678	108,463
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

19. Retirement Plans
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
20. Restructuring and Related Costs
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
The following table sets forth our restructuring reserve activity for the years ended December 31, 2006 and 2005:

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
The charges above for 2005 do not include $215 of accelerated depreciation resulting from the change in estimated useful lives of assets related to the closing of the Puerto Rico manufacturing facility.
In 2007, we estimate that we will incur restructuring charges of approximately $3,300 related to the departure of our Chief Operating Officer which was announced on February 7, 2007. This restructuring charge is part of the global reorganization and will be recorded in our Unallocated Corporate component of segment reporting.
21. Litigation
We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.
22. Subsequent Events
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
On February 7, 2007, the Company also announced that Kenneth P. Pucker, Executive Vice President and Chief Operating Officer, and Brian McKeon, Executive Vice President-Finance and Administration and Chief Financial Officer, will be leaving the Company effective March 31, 2007. Mr. Pucker has entered into a separation agreement with the Company, which provides for a cash payment and the vesting of certain shares previously awarded under the Company’s incentive compensation plans. In connection with our global reorganization, the Company will incur a restructuring charge of approximately $3,300 in 2007 to record these items, including a recovery of approximately $800 associated with the forfeiture of other shares awarded to Mr. Pucker but not vested upon termination.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements for the years 2006, 2005, and 2004, and related financial information for the years 2003 and 2002 and for each of the quarters in the years 2006 and 2005. The following Item 9A, Controls and Procedures, has been revised as a result of these restatements.
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
In connection with the restatement discussed in Note 2 to our consolidated financial statements, under the direction of the principal executive officer and principal financial officer, management re-evaluated the Company’s disclosure controls and procedures and concluded that a material weakness existed in our internal control over financial reporting with respect to controls over the proper application of generally accepted accounting principles for certain complex transactions, including the accounting for derivative instruments as of December 31, 2006.
Management has taken steps to remediate the material weakness through the engagement of outside consultants and technical experts and is in the process of hiring additional qualified personnel.
As a result of this material weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Management’s Annual Report on Internal Control Over Financial Reporting (as revised)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). Timberland’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management has concluded that a material weakness in internal control over financial reporting existed related to controls over the proper application of generally accepted accounting principles for certain complex transactions, including the accounting for derivative instruments as of December 31, 2006. As a result of this material weakness, management revised its earlier assessment and concluded that Timberland’s internal control over financial reporting was not effective as of December 31, 2006.
As discussed in Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A, we acquired Howies Limited (“Howies”) on December 1, 2006. As a result of the timing of the acquisition and as permitted by the Securities and Exchange Commission, management has excluded certain internal controls at Howies from its assessment of the internal control over financial reporting as of December 31, 2006. The areas excluded constitute less than 1% of total assets, revenue and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006.
Timberland’s independent registered public accounting firm has issued a report on management’s revised assessment of Timberland’s internal control over financial reporting, which appears below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (as revised), that The Timberland Company and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting (as revised), management excluded from their assessment certain internal controls over financial reporting at Howies Limited (“Howies”), which was acquired on December 1, 2006 and whose financial statements constitute less than 1% of total assets, revenue, and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include certain internal controls over financial reporting at Howies.
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
In our report dated March 1, 2007 we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2006. As described in the following paragraph, the Company subsequently identified a material misstatement in its annual financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 expressed herein is different from that expressed in our previous report.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: The Company did not design and implement controls necessary to provide reasonable assurance regarding the proper application of generally accepted accounting principles to certain complex transactions, including the accounting for derivative transactions accounted for as hedges of currency risks for certain forecasted transactions. As a result of this material weakness, the Company’s accounting for derivative transactions was not in accordance with generally accepted accounting principles and resulted in a restatement of previously reported consolidated financial statements for the years ended December 31, 2004, 2005, and 2006, as described in Note 2 to the consolidated financial statements. This deficiency was determined to be a material weakness due to the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006 (as restated), of the Company and this report does not affect our report on such restated financial statements.
In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 (as restated) of the Company and our report dated March 1, 2007 (June 27, 2007 as to the effects of the restatement discussed in Note 2) expressed an unqualified opinion, and included explanatory paragraphs regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and relating to the restatement of the Company’s consolidated financial statements described in Note 2.
/S/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 1, 2007 (June 27, 2007 as to the effects of the material weakness related to controls over the proper application of generally accepted accounting principles for certain complex transactions discussed in Management’s Annual Report on Internal Control over Financial Reporting (as revised))

ITEM 9B. OTHER INFORMATION
None.
PART III
None.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Please refer to the information set forth under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report on Form 10-K/A and to the information under the captions “Required Votes and Method of Tabulation”, “ Information with Respect to Nominees”, “Corporate Governance Principles and Code of Ethics”, “The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement (the “2007 Proxy Statement”) relating to our 2007 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2006, which information is incorporated herein by reference.
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
Equity Compensation Plan Information

Number of securities remaining
	Number of securities		available for future issuance
	to be issued	Weighted-average	under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,253,794	$27.07	1,008,990	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	5,253,794	$27.07	1,008,990

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACT1ONS, AND DIRECTOR INDEPENDENCE
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) FINANCIAL STATEMENTS. The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K and appear on the pages shown below:

Form 10-K Page
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets (Restated) as of December 31, 2006 and 2005	39
For the years ended December 31, 2006, 2005 and 2004:
Consolidated Statements of Income (Restated)	40
Consolidated Statements of Changes in Stockholders’ Equity (Restated)	41
Consolidated Statements of Cash Flows (Restated)	42
Notes to Consolidated Financial Statements	43-67
(a)(2) FINANCIAL STATEMENT SCHEDULE. The following additional financial data appearing on the pages shown below should be read in conjunction with the consolidated financial statements:

Form 10-K Page
Schedule II—Valuation and Qualifying Accounts	76
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

EXHIBIT	DESCRIPTION
(3)	ARTICLES OF INCORPORATION AND BY-LAWS

3.1	(a) Restated Certificate of Incorporation dated May 14, 1987[8]

(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987[8]

(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987[8]

(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000[8]

(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001[9]

3.2	By-Laws, as amended February 19, 1993[7]

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)

4.1	Revised specimen stock certificate for shares of the Company’s Class A Common Stock[15]

(10)	MATERIAL CONTRACTS

10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz[1]

10.2	(a) The Company’s 1987 Stock Option Plan, as amended[3]

(b) The Company’s 1997 Incentive Plan, as amended[10]

10.3	The Company’s 1991 Employee Stock Purchase Plan, as amended[5]

10.4	(a) The Company’s 1991 Stock Option Plan for Non-Employee Directors[6]

(b) Amendment No. 1 dated December 7, 2000[8]

10.5	The Company’s 2001 Non-Employee Directors Stock Plan, as amended[13]

10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, as approved on December 2, 2004 [12]

10.7	The Timberland Company 2004 Executive Long Term Incentive Program[13]

10.8	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program[13]

10.9	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005[14]

10.10	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated December 12, 2006[15]

10.11	The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker[13]

10.12	Amendment to The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker[13]

10.13	The Timberland Company 2005 Long Term Incentive Program for Kenneth P. Pucker[4]

EXHIBIT	DESCRIPTION
10.14	The Timberland Company 2006 COO Incentive Program[2]

10.15	Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent[11]

10.16	The Timberland Company Deferred Compensation Plan, as amended[15]

10.17	Change of Control Severance Agreement[8]

10.18	The Timberland Company 2006 SmartWool Integration Bonus Program[14]

10.19	Separation Agreement between The Timberland Company and Kenneth P. Pucker dated February 7, 2007[15]

(21)	SUBSIDIARIES

21.	List of subsidiaries of the registrant[15]

(23)	CONSENT OF EXPERTS AND COUNSEL

23.	Consent of Deloitte & Touche LLP, filed herewith

(31)	RULE 13a-14(a)/15d—14(a) CERTIFICATIONS

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(32)	SECTION 1350 CERTIFICATIONS

32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
     We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

[1]	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

[2]	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2006, and incorporated herein by reference.

[3]	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.

[4]	Filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2005 and incorporated herein by reference.

[5]	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

[6]	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

[7]	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

[8]	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

[9]	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

[10]	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

[11]	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2006, and incorporated herein by reference.

[12]	Filed as an exhibit to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference.

[13]	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

[14]	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

[15]	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on March 1, 2007) and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMBERLAND COMPANY

June 27, 2007	By:	/s/ JEFFREY B. SWARTZ

Jeffrey B. Swartz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIDNEY W. SWARTZ Sidney W. Swartz	Chairman of the Board and Director	June 27, 2007

/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2007

/s/ JOHN CRIMMINS John Crimmins	Acting Chief Financial Officer, Vice President, Corporate Controller and Chief Accounting Officer	June 27, 2007

/s/ IAN W. DIERY Ian W. Diery	Director	June 27, 2007

/s/ IRENE M. ESTEVES	Director	June 27, 2007
Irene M. Esteves

/s/ JOHN A. FITZSIMMONS John A. Fitzsimmons	Director	June 27, 2007

/s/ VIRGINIA H. KENT Virginia H. Kent	Director	June 27, 2007

/s/ KENNETH T. LOMBARD Kenneth T. Lombard	Director	June 27, 2007

/s/ EDWARD W. MONEYPENNY Edward W. Moneypenny	Director	June 27, 2007

/s/ PETER R. MOORE Peter R. Moore	Director	June 27, 2007

/s/ BILL SHORE Bill Shore	Director	June 27, 2007

/s/ TERDEMA L. USSERY, II Terdema L. Ussery, II	Director	June 27, 2007

SCHEDULE II
THE TIMBERLAND COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(Dollars In Thousands)

				Deductions
	Balance at	Additions	Charged	Write-Offs,	Balance at
	Beginning	Charged to	to Other	Net of	End of
Description	of Period	Costs and Expenses	Accounts	Recoveries	Period
Allowance for doubtful accounts:
Years ended:
December 31, 2006	$8,755	$5,661	—	$1,923	$12,493
December 31, 2005	8,927	801	—	973	8,755
December 31, 2004	7,704	2,424	—	1,201	8,927
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
© 2007 The Timberland Company
All Rights Reserved

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
(3)	ARTICLES OF INCORPORATION AND BY-LAWS

3.1	(a) Restated Certificate of Incorporation dated May 14, 1987[8]

(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987[8]

(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987[8]

(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000[8]

(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001[9]

3.2	Amended By-Laws, as amended February 19, 1993[7]

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)

4.1	Revised specimen stock certificate for shares of the Company’s Class A Common Stock[15]

(10)	MATERIAL CONTRACTS

10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz[1]

10.2	(a) The Company’s 1987 Stock Option Plan, as amended[3]

(b) The Company’s 1997 Incentive Plan, as amended[10]

10.3	The Company’s 1991 Employee Stock Purchase Plan, as amended[5]

10.4	(a) The Company’s 1991 Stock Option Plan for Non-Employee Directors[6]

(b) Amendment No. 1 dated December 7, 2000[8]

10.5	The Company’s 2001 Non-Employee Directors Stock Plan, as amended[13]

10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, as approved on December 2, 2004 [12]

10.7	The Timberland Company 2004 Executive Long Term Incentive Program[13]

10.8	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program[13]

10.9	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005[14]

10.10	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated December 12, 2006[15]

10.11	The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker[13]

10.12	Amendment to The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker[13]

10.13	The Timberland Company 2005 Long Term Incentive Program for Kenneth P. Pucker[4]

10.14	The Timberland Company 2006 COO Incentive Program[2]

10.15	Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent[11]

10.16	The Timberland Company Deferred Compensation Plan, as amended[15]

10.17	Change of Control Severance Agreement[8]

10.18	The Timberland Company 2006 SmartWool Integration Bonus Program[14]

10.19	Separation Agreement between The Timberland Company and Kenneth P. Pucker dated February 7, 2007[15]

(21)	SUBSIDIARIES

21.	List of subsidiaries of the registrant[15]

(23)	CONSENT OF EXPERTS AND COUNSEL

23.	Consent of Deloitte & Touche LLP, filed herewith

(31)	RULE 13a-14(a)/15d—14(a) CERTIFICATIONS

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(32)	SECTION 1350 CERTIFICATIONS

32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

[1]	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

[2]	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2006, and incorporated herein by reference.

[3]	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.

[4]	Filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2005 and incorporated herein by reference.

[5]	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

[6]	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

[7]	Filed as an exhibit to the Annual Report on Form 10-K filed for the fiscal year ended December 31, 1998, and incorporated herein by reference.

[8]	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

[9]	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

[10]	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

[11]	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2006, and incorporated herein by reference.

[12]	Filed as an exhibit to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference.

[13]	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

[14]	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

[15]	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on March 1, 2007) and incorporated herein by reference.