Form 10-Q
period 2007-03-30
TIMBERLAND CO
filed 2007-06-28
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2007
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
☐ Yes     ☑ No
On May 25, 2007, 50,217,147 shares of the registrant’s Class A Common Stock were outstanding and 11,743,660 shares of the registrant’s Class B Common Stock were outstanding.

Form 10-Q

THE TIMBERLAND COMPANY
FORM 10-Q

Form 10-Q

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in Thousands)

	March 30, 2007	December 31, 2006	March 31, 2006
			(As Restated,
			See Note 2)
Assets
Current assets
Cash and equivalents	$119,695	$181,698	$125,284
Accounts receivable, net of allowance for doubtful accounts of $10,591 at March 30, 2007, $12,493 at December 31, 2006 and $8,009 at March 31, 2006	199,695	204,016	192,087
Inventory	183,500	186,765	174,945
Prepaid expense	48,785	42,130	37,424
Prepaid income taxes	16,363	12,353	—
Deferred income taxes	15,286	21,633	19,918
Derivative assets	83	176	2,099

Total current assets	583,407	648,771	551,757

Property, plant and equipment, net	92,955	94,640	81,998
Deferred income taxes	23,613	18,553	3,365
Goodwill	39,891	39,717	39,533
Intangible assets, net	47,256	47,865	40,216
Other assets, net	12,457	10,831	10,579

Total assets	$799,579	$860,377	$727,448

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$77,445	$110,031	$70,025
Accrued expense
Payroll and related	31,268	38,476	28,375
Other	71,538	84,258	54,477
Income taxes payable	5,115	49,938	20,781
Derivative liabilities	2,600	2,925	—

Total current liabilities	187,966	285,628	173,658

Other long-term liabilities	39,690	13,064	15,633
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 73,188,604 shares issued at March 30, 2007, 72,664,889 shares issued at December 31, 2006 and 72,381,887 shares issued at March 31, 2006	732	727	724
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at March 30, 2007, December 31, 2006 and March 31, 2006	117	117	117
Additional paid-in capital	240,297	224,611	211,147
Retained earnings	844,387	838,462	763,322
Accumulated other comprehensive income	16,440	15,330	4,998
Treasury Stock at cost; 22,888,588 Class A shares at March 30, 2007, 22,428,168 Class A shares at December 31, 2006 and 19,924,851 Class A shares at March 31, 2006	(530,050)	(517,562)	(442,151)

Total stockholders’ equity	571,923	561,685	538,157

Total liabilities and stockholders’ equity	$799,579	$860,377	$727,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended
	March 30,	March 31,
	2007	2006
		(As Restated,
		See Note 2)

Revenue	$336,329	$349,811
Cost of goods sold	174,750	175,881

Gross profit	161,579	173,930

Operating expense
Selling	110,083	104,749
General and administrative	31,351	28,634
Restructuring costs	6,526	481

Total operating expense	147,960	133,864

Operating income	13,619	40,066

Other income
Interest income, net	1,130	1,105
Other income/(expense), net	(623)	(571)

Total other income	507	534

Income before provision for income taxes	14,126	40,600

Provision for income taxes	4,873	14,535

Net income	$9,253	$26,065

Earnings per share:
Basic	$.15	$.41
Diluted	$.15	$.40

Weighted-average shares outstanding
Basic	61,099	63,583
Diluted	61,995	64,996
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in Thousands)

	For the Three Months Ended
	March 30,	March 31,
	2007	2006
		(As Restated,
		See Note 2)
Cash flows from operating activities:
Net income	$9,253	$26,065
Adjustments to reconcile to net cash used by operating activities:
Deferred income taxes	1,287	5,696
Share-based compensation	1,704	5,271
Depreciation and other amortization	7,656	6,500
Tax benefit from share-based compensation, net of excess benefit	653	1,405
Unrealized (gain)/loss on derivatives	(232)	3,945
Non-cash charges/(credits), net	689	(275)
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	5,519	(21,676)
Inventory	3,532	(7,521)
Prepaid expense	(6,355)	(3,670)
Accounts payable	(33,306)	(28,079)
Accrued expense	(19,454)	(20,530)
Income taxes prepaid and payable, net	(27,040)	(26,869)

Net cash used by operating activities	(56,094)	(59,738)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,220)	(5,528)
Other	(667)	(238)

Net cash used by investing activities	(5,887)	(5,766)

Cash flows from financing activities:
Common stock repurchases	(11,002)	(35,902)
Issuance of common stock	9,922	10,454
Excess tax benefit from share-based compensation	915	2,270

Net cash used by financing activities	(165)	(23,178)

Effect of exchange rate changes on cash and equivalents	143	803

Net decrease in cash and equivalents	(62,003)	(87,879)
Cash and equivalents at beginning of period	181,698	213,163

Cash and equivalents at end of period	$119,695	$125,284

Supplemental disclosures of cash flow information:
Interest paid	$67	$90
Income taxes paid	$28,729	$31,979
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in Thousands, Except Share and Per Share Data)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “Timberland” or the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
The financial statements included in this Form 10-Q are unaudited, but in the opinion of management, such financial statements include the adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and changes in cash flows for the interim periods presented. The results reported in these financial statements are not necessarily indicative of the results that may be expected for the full year due, in part, to seasonal factors. Historically, our revenue has been more heavily weighted to the second half of the year.
The Company’s fiscal quarters end on the Friday closest to the calendar quarter end, except that the fourth quarter and fiscal year end on December 31. The first quarters of 2007 and 2006 ended on March 30 and March 31, respectively.
Our revenue consists of sales to wholesale customers (including distributors, franchisees and commissioned agents), retail and e-commerce store revenues, license fees and royalties. We record wholesale and e-commerce revenues when title passes and the risks and rewards of ownership have passed to our customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by our customer, depending on the country of sale and the agreement with our customer. Retail store revenues are recorded at the time of the sale. License fees and royalties are recognized as earned per the terms of our licensing agreements.
In the three months ended March 30, 2007 and March 31, 2006, we recorded $813 and $1,025, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs are included in selling expense and were $4,531 and $4,623 for 2007 and 2006, respectively.
Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. As of March 30, 2007 and March 31, 2006, we had $690 and $1,927 of prepaid advertising costs recorded on our consolidated balance sheets, respectively. Advertising expense, which is included in selling expense in our consolidated income statement, was $4,015 and $5,771 for the quarters ending March 30, 2007 and March 31, 2006, respectively.
Taxes collected from customers and remitted to governmental authorities, such as sales, use and value added taxes, are recorded on a net basis.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 157 may have on our consolidated financial position and results of operations.

Form 10-Q

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115, which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 159 may have on our consolidated financial position and results of operations.
Note 2. Restatement
Subsequent to filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, the Company determined that it had not applied the proper method of accounting for certain foreign currency hedge instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and that its previously issued unaudited, condensed consolidated financial statements for the period ended March 31, 2006 should be restated. SFAS 133 allows companies to assert that the critical terms of a hedged item and those of the hedging derivative instrument match to achieve hedge accounting treatment. These critical terms include the underlying currency, amount, and timing. When these conditions are met, the hedging approach referred to as the matched-critical terms method may be applied. After reviewing its hedging program the Company concluded that the settlement of its derivatives which occur at the end of each fiscal quarter do not effectively match the revenue of its business which is recorded on a daily basis. As a result of this mismatch, the Company’s hedging activity did not qualify for hedge accounting treatment under this approach.
The Company filed an amendment to its Annual Report on Form 10K for the period ended December 31, 2006 to restate its financial statements for the years 2006, 2005 and 2004 and related financial information for 2002 and 2003 and for each of the quarters in 2006 and 2005. In addition to correcting our accounting for derivatives as noted above, the restated financial statements also include adjustments for other errors not recorded when the Company prepared its unaudited, condensed consolidated financial statements. These errors, primarily relating to long-term incentive compensation plans, were not previously recorded because the Company concluded these errors, both individually and in the aggregate, were not material to its financial statements.
The effects of the restatement adjustments discussed above on the accompanying condensed consolidated financial statements for the quarter ended March 31, 2006 are presented below:
BALANCE SHEET

	As of March 31, 2006
	As Previously
	Reported	Adjustments	As Restated

Assets
Current assets
Cash and equivalents	$125,284	$—	$125,284
Accounts receivable	192,087	—	192,087
Inventory	174,945	—	174,945
Prepaid expense	37,424	—	37,424
Prepaid income taxes	—	—	—
Deferred income taxes	19,813	105	19,918
Derivative assets	2,099	—	2,099

Total current assets	551,652	105	551,757

Property, plant and equipment, net	81,998	—	81,998
Deferred income taxes	541	2,824	3,365
Goodwill	39,533	—	39,533
Intangible assets, net	40,216	—	40,216

Form 10-Q

	As of March 31, 2006
	As Previously
	Reported	Adjustments	As Restated
Other assets, net	10,579	—	10,579

Total assets	$724,519	$2,929	$727,448

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$70,025	$—	$70,025
Accrued expense
Payroll and related	25,512	2,863	28,375
Other	54,477	—	54,477
Income taxes payable	18,228	2,553	20,781

Total current liabilities	168,242	5,416	173,658

Other long-term liabilities	15,633	—	15,633
Stockholders’ equity
Preferred Stock	—	—	—
Class A common stock	724	—	724
Class B common stock	117	—	117
Additional paid-in capital	206,771	4,376	211,147
Retained earnings	768,191	(4,869)	763,322
Accumulated other comprehensive income	6,992	(1,994)	4,998
Treasury stock	(442,151)	—	(442,151)

Total stockholders’ equity	540,644	(2,487)	538,157

Total liabilities and stockholders’ equity	$724,519	$2,929	$727,448

Form 10-Q

STATEMENT OF INCOME

	Quarter Ended March 31, 2006
	As Previously
	Reported	Adjustments	As Restated
Revenue	$349,811	$—	$349,811
Cost of goods sold	173,708	2,173	175,881

Gross profit	176,103	(2,173)	173,930

Operating expense
Selling	104,740	9	104,749
General and administrative	28,629	5	28,634
Restructuring costs	481	—	481

Total operating expense	133,850	14	133,864

Operating income	42,253	(2,187)	40,066

Other income
Interest income, net	1,105	—	1,105
Other income/(expense), net	1,202	(1,773)	(571)

Total other income	2,307	(1,773)	534

Income before provision for income taxes	44,560	(3,960)	40,600

Provision for income taxes	15,373	(838)	14,535

Net income	$29,187	$(3,122)	$26,065

Earnings per share:
Basic	$.46	$(.05)	$.41
Diluted	$.45	$(.05)	$.40

Weighted-average shares outstanding:
Basic	63,583		63,583
Diluted	64,996		64,996

Form 10-Q

STATEMENT OF CASH FLOWS

	Quarter Ended March 31, 2006
	As Previously
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$29,187	$(3,122)	$26,065
Adjustments to reconcile to net cash used by operating activities:
Deferred income taxes	4,215	1,481	5,696
Share-based compensation	5,255	16	5,271
Depreciation and other amortization	6,500	—	6,500
Tax benefit from share-based compensation, net of excess benefit	1,405	—	1,405
Unrealized loss on derivatives	—	3,945	3,945
Non-cash charges/(credits), net	(275)	—	(275)
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(21,676)	—	(21,676)
Inventory	(7,521)	—	(7,521)
Prepaid expense	(3,670)	—	(3,670)
Accounts payable	(28,079)	—	(28,079)
Accrued expense	(20,530)	—	(20,530)
Income taxes prepaid and payable, net	(24,549)	(2,320)	(26,869)

Net cash used by operating activities	(59,738)	—	(59,738)

Net cash used by investing activities	(5,766)	—	(5,766)

Net cash used by financing activities	(23,178)	—	(23,178)

Effect of exchange rate changes on cash and equivalents	803	—	803

Net decrease in cash and equivalents	(87,879)	—	(87,879)
Cash and equivalents at beginning of period	213,163	—	213,163

Cash and equivalents at end of period	$125,284	—	$125,284

Note 3. Income Taxes
On January 1, 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. Under FIN 48, the Company recognizes the impact of a tax position in its financial statements if that position is more likely than not to be sustained upon examination by the appropriate taxing authority, based on its technical merits. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
As a result of the adoption of FIN 48, we recognized a $3,328 increase in our liability for unrecognized tax benefits, which was recorded as a charge to the January 1, 2007 retained earnings balance. As of January 1, 2007 we had $22,068 of gross unrecognized tax benefits included in other long-term liabilities on our balance sheet, including $20,044 which, if recognized, would affect the Company’s effective tax rate. The effective tax rate for the three months ended March 30, 2007 and March 31, 2006 was 34.5% and 35.8%, respectively.

Form 10-Q

We recognize interest expense on the amount of underpaid taxes associated with our tax positions beginning in the first period in which interest starts accruing under the tax law, and continuing until the tax positions are settled. We classify interest associated with underpayments of taxes as income tax expense in our statement of income and in other long-term liabilities on the balance sheet. The total amount of interest accrued in other long-term liabilities as of January 1, 2007 was $2,795.
If a tax position taken does not meet the minimum statutory threshold to avoid the payment of a penalty, an accrual for the amount of the penalty that may be imposed under the tax law would be recorded. Penalties, if incurred, would be classified as income tax expense in our statement of income and in other long-term liabilities on our balance sheet. There were no penalties accrued as of January 1, 2007.
We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as China, France, Germany, Hong Kong, Italy, Japan, Spain, Switzerland, the U.K. and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002.
We are currently under audit by the Internal Revenue Service for the 2003-2005 tax years and by Hong Kong taxing authorities for the 2005 tax year. It is likely that the examination phase of these audits will conclude in 2007, and it is reasonably possible a reduction in unrecognized tax benefits may occur; however, quantification of an estimated range for either jurisdiction cannot be made at this time.
Note 4. Share-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment, using the modified prospective application method. Share-based compensation costs, which are recorded in cost of goods sold and selling and general and administrative expenses, totaled $1,903 and $5,271 in the first quarters of 2007 and 2006, respectively. The decrease in share-based compensation costs is due to the impact of forfeitures of nonvested shares due to executive departures, and a higher forfeiture rate of stock options.
On February 28, 2007 our Board of Directors adopted The Timberland Company 2007 Incentive Plan (the “Plan”), which was subsequently approved by shareholders on May 17, 2007. The Plan was established to provide for grants of awards to key employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the Management Development and Compensation Committee of the Board of Directors (“MDCC”), are in a position to make significant contributions to the success of the Company and its affiliates. The Plan is intended to replace our 1997 Incentive Plan (“1997 Plan”). Awards under the Plan may take the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance awards, cash and other awards that are convertible into or otherwise based on, the Company’s stock. A maximum of 4,000,000 shares may be issued under the Plan, subject to adjustment as provided in the Plan. The Plan also contains limits with respect to the awards that can be made to any one person. Stock options granted under the Plan will be granted with an exercise price equal to fair market value at date of grant. All options expire ten years from date of grant. Awards granted under the 2007 Plan will become exercisable or vest as determined by the Administrator of the Plan.
On February 27, 2007 the MDCC approved terms of The Timberland Company 2007 Executive Long Term Incentive Program (“2007 LTIP”) with respect to equity awards to be made to certain Company executives, and on February 28, 2007 the Board of Directors also approved the 2007 LTIP with respect to the Company’s Chief Executive Officer. The 2007 LTIP was established under the Plan. The payout of the awards will be based on the achievement of net income targets for the twelve month period from January 1, 2007 through December 31, 2007. Awards, if earned, are expected to be paid in early 2008 but not later than March 31, 2008. The total minimum and

Form 10-Q

maximum values to be paid under the 2007 LTIP are $2,125 and $8,438, respectively. The awards will be settled 60% in stock options, subject to a three year vesting schedule, and 40% in restricted stock, subject to a two year vesting schedule. For purposes of the payout, the number of shares subject to the options will be based on the value of the option as of the date of issuance of the option using the Black-Scholes option pricing model, and the number of restricted shares issued will be based on the fair market value of the Company’s stock on the date of issuance.
Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	For the Three Months Ended
	March 30, 2007	March 31, 2006
Expected volatility	29.3%	30.1%
Risk-free interest rate	4.7%	4.6%
Expected life (in years)	4.0	4.0
Expected dividends	—	—
The following summarizes transactions under all stock option arrangements for the three months ended March 30, 2007:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2007	5,253,794	$27.07
Granted	537,350	27.12
Exercised	(523,715)	18.97
Expired or forfeited	(107,918)	31.14

Outstanding at March 30, 2007	5,159,511	$27.81

Vested or expected to vest at March 30, 2007	4,956,217	$27.68

Exercisable at March 30, 2007	3,255,969	$25.97

Nonvested Shares
Changes in the Company’s nonvested shares for the three months ended March 30, 2007 are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2007	932,476	$32.59
Vested	(105,596)	31.34
Forfeited	(108,177)	30.36

Unvested at March 30, 2007	718,703	$33.11

In February 2007 we announced that Kenneth Pucker, Executive Vice President and Chief Operating Officer would be leaving the Company effective March 31, 2007. When Mr. Pucker left the Company, he vested in certain shares

Form 10-Q

previously awarded under the Company’s incentive compensation plans and forfeited certain other shares awarded but not vested upon termination. An award, based on the achievement of a 2004 performance target, of 200,000 nonvested shares with a value of $7,904 was issued on July 5, 2005 and was to vest two years after that date. This award vested when he separated, per the terms of the award agreement. As part of our global reorganization, $593 was recorded as a restructuring charge, which represents the expense that would have been recorded for these shares in the second and third quarters of 2007 had Mr. Pucker remained with the Company. Additionally, upon his departure, Mr. Pucker forfeited 35,819 shares granted in March 2004 that would have cliff-vested in March 2008. The Company recorded a credit of approximately $792 in restructuring reflecting the reversal of expense associated with these shares recorded through December 2006. These charges and credits have been reflected in the income statement for the quarter ended March 30, 2007, but the vesting and forfeiture of the shares are not reflected in the table above as they were vested and forfeited in the second quarter of 2007.
In September 2006, our Board of Directors approved an award of $1,000 of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan, based on the achievement of a revenue target over a twelve month measurement period from September 30, 2006 through September 28, 2007. During the first quarter of 2007 the Company determined that it was not probable that the target would be achieved, and, accordingly, share-based compensation cost of $250 that was recorded in accrued payroll and related expenses on the consolidated balance sheet at December 31, 2006 was reversed.
In 2004, our Board of Directors approved awards of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2006 performance targets, $1,060 of nonvested shares will be issued on July 10, 2007. The number of shares to be issued will be determined by the share price on the issuance date. These shares will fully vest three years from the issuance date. Based on the achievement of 2005 performance targets, 377,770 of nonvested shares with a value of $10,000 were issued on July 5, 2006 and will fully vest three years from that date. During the first quarter of 2007, 75,972 of these nonvested shares with a value of $2,011 were forfeited by certain executives when they left the Company. Based on the achievement of 2004 performance targets, 275,117 of nonvested shares with a value of $10,873 were issued on July 5, 2005 and will vest equally over three years from that date. During the first quarter of 2007, 32,205 of these nonvested shares with a value of $1,273 were forfeited by certain executives when they left the Company. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions.
In 2003, our Board of Directors approved up to 195,000 shares of Class A Common Stock for performance based programs. On March 3, 2004, we issued 186,276 restricted shares of Class A Common Stock under the Company’s 1997 Plan. The award of these restricted share grants was based on the achievement of specified performance targets for the period from July 1, 2003 through December 31, 2003. These shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions. These restrictions lapse equally three and four years after the award date. As discussed above, our former Chief Operating Officer forfeited 35,819 of these shares which were scheduled to vest in March of 2008.
Note 5. Cash Incentive Awards
In September 2006, our Board of Directors approved a $2,000 cash incentive award to be issued in 2007 based on the achievement of a revenue target over a twelve month measurement period from September 30, 2006 through September 28, 2007. During the first quarter of 2007 the Company determined that it was not probable that the target would be achieved, and, accordingly, we reversed $500 that was recorded in accrued payroll and related expenses on the consolidated balance sheet at December 31, 2006.
In March 2005, our Board of Directors approved a cash incentive award of $1,250, based on the achievement of a performance target over a one year measurement period from January 1, 2005 through December 31, 2005. This award was paid in March 2007.

Form 10-Q

Note 6. Earnings Per Share (“EPS”)
Basic EPS excludes common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised and nonvested shares vested. The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the three months ended March 30, 2007 and March 31, 2006:

				March 31, 2006
	March 30, 2007			(As Restated)
		Weighted-	Per-		Weighted-	Per-
		Average	Share	Net	Average	Share
	Net Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$9,253	61,099	$.15	$26,065	63,583	$.41
Effect of dilutive securities:
Stock options and employee stock purchase plan shares		442			1,189
Nonvested shares		454			224

Diluted EPS	$9,253	61,995	$.15	$26,065	64,996	$.40

The following options (in thousands) were outstanding as of March 30, 2007 and March 31, 2006, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	March 30, 2007	March 31, 2006
Options to purchase shares of common stock	3,306	1,177
Note 7. Comprehensive Income
Comprehensive income for the three months ended March 30, 2007 and March 31, 2006 is as follows:

	For the Three Months Ended
		March 31, 2006
	March 30, 2007	(As Restated)
Net income	$9,253	$26,065
Change in cumulative translation adjustment	1,110	2,044

Comprehensive income	$10,363	$28,109

Note 8. Business Segments and Geographic Information
We manage our business in three reportable segments, each sharing similar product, distribution and marketing. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International.
The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. This segment also includes royalties from licensed products sold worldwide, the management costs and expenses associated with our worldwide licensing efforts and certain marketing expenses and value added services.
The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States and our e-commerce business.
The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories

Form 10-Q

outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels to sell footwear, apparel and accessories), and independent distributors.
The Unallocated Corporate component of segment reporting consists primarily of corporate finance, information services, legal and administrative expenses, costs related to share-based compensation, United States distribution expenses, global marketing support expenses, worldwide product development and other costs incurred in support of Company-wide activities. Additionally, Unallocated Corporate includes total other income, which is comprised of interest income, net, and other miscellaneous income, net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives and the timing and settlement of local currency denominated assets and liabilities and other miscellaneous non-operating income/expense. Such income/expense is not allocated among the reported business segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on operating income and operating cash flow measurements. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, manufacturing/sourcing assets, computers and related equipment, and United States transportation and distribution equipment.
We have reclassified certain prior period amounts to conform to the current period presentation.
For the Three Months Ended March 30, 2007 and March 31, 2006

		U.S.		Unallocated
	U.S. Wholesale	Consumer Direct	International	Corporate	Consolidated
2007
Revenue	$105,215	$33,991	$197,123	$—	$336,329
Operating income/(loss)	17,380	1,041	36,187	(40,989)	13,619
Income/(loss) before income taxes	17,380	1,041	36,187	(40,482)	14,126
Total assets	221,528	31,634	375,887	170,530	799,579
Goodwill	32,047	804	7,040	—	39,891

2006
Revenue	$127,356	$33,060	$189,395	$—	$349,811
Operating income/(loss)	36,540	183	47,283	(43,940)	40,066
Income/(loss) before income taxes	36,540	183	47,283	(43,406)	40,600
Total assets	219,223	30,821	342,301	135,103	727,448
Goodwill	31,745	794	6,994	—	39,533
The following summarizes our revenue by product for the quarters ended March 30, 2007 and March 31, 2006:

	2007	2006
Footwear	$235,637	$253,948
Apparel and accessories	95,406	91,400
Royalty and other	5,286	4,463

	$336,329	$349,811

Form 10-Q

Note 9. Inventory
Inventory consists of the following:

	March 30, 2007	December 31, 2006	March 31, 2006
Materials	$5,536	$5,386	$2,880
Work-in-process	1,301	1,333	677
Finished goods	176,663	180,046	171,388

Total	$183,500	$186,765	$174,945

Note 10. Restructuring and Related Costs
The Company incurred net restructuring charges of $6,526 and $481 in the first quarters of 2007 and 2006, respectively. The components of these charges are discussed below.
On February 7, 2007, we announced our entry into a five year licensing agreement with Phillips-Van Heusen for the design, sourcing and marketing of apparel in North America under the Timberland® brand, beginning with the Fall 2008 line. As a result of this action, we incurred a restructuring charge of $3,293 in the first quarter of 2007 to reflect employee severance, outplacement services and asset disposal costs associated with the implementation of this strategy. This restructuring charge is reflected in our U.S. Wholesale segment. We expect to incur additional charges related to severance during 2007, which amounts are not expected to be material.
On February 7, 2007, we also announced that Kenneth P. Pucker, Executive Vice President and Chief Operating Officer would be leaving the Company effective March 31, 2007. Mr. Pucker entered into a separation agreement with the Company, which provided for a cash payment and, pursuant to a prior award agreement (See Note 4), the vesting of certain shares previously awarded under the Company’s incentive compensation plans. In connection with our global reorganization discussed below, the Company recorded a restructuring charge of approximately $3,593 in the first quarter of 2007 to record these items. Additionally, a credit of approximately $792 was recorded to restructuring associated with the forfeiture of other shares awarded to Mr. Pucker but not vested upon termination. See Note 4 for details of the impact of share-based awards included in this restructuring charge. Of the total charge, $3,000 is a cash item that will be paid in the second quarter of 2007, and is reflected in the table below. The remaining $593 charge and the ($792) credit were recorded as a net reduction to equity. The total net charge of $2,801 is reflected in our Unallocated Corporate component for segment reporting.
During the fourth quarter of 2006, the Company announced a global reorganization to better align our organizational structure with our key consumer categories. We are moving to consumer-focused teams designed to better serve the trade and consumer in each category. The new organizational structure is being led by a President of each consumer category (Authentic Youth, CasualGear, Outdoor Group and Industrial), along with dedicated resources against merchandising, design, sales planning, category marketing and global sales. During the first quarter of 2007 we incurred charges of $480 for additional severance and employment related items. Cash payments associated with the global reorganization are expected to be made through the balance of 2007. Additional charges in the range of $1,000 are expected to be incurred during 2007 for the remaining severance and employment related charges associated with this reorganization.
During the first quarter of 2006, we initiated a plan to create a European finance shared service center in Schaffhausen, Switzerland. This shared service center is responsible for all transactional and statutory financial activities for which certain activities had been performed by our locally based finance organizations. During the first quarter of 2007 we completed certain restructuring activities for less than anticipated and recorded a credit to reverse charges taken in prior periods. (Credits)/charges recorded in connection with this restructuring plan were ($48) and $157 in the quarters March 30, 2007 and March 31, 2006, respectively. Additional charges may be

Form 10-Q

incurred during 2007 for the remaining severance and employment related charges, but we do not expect these amounts to be material.
During fiscal 2005, the Company consolidated its Caribbean manufacturing operations. We ceased operations in our Puerto Rico manufacturing facility and expanded our manufacturing volume in the Dominican Republic. The Puerto Rico closure was completed in the second quarter of 2006, but we will continue to make cash payments for severance benefits through the second quarter of 2007. Charges recorded in connection with this restructuring plan were $0 and $324 in the quarters ended March 30, 2007 and March 31, 2006, respectively.
The following table sets forth our restructuring reserve activity for the three months ended March 30, 2007:

		European		North
	Puerto Rico	Shared		American
	Manufacturing	Service	Global	Apparel
	Facility	Center	Reorganization	Licensing	Total
Restructuring liabilities as of December 31, 2006	$475	$368	$2,969	$—	$3,812
Severance and employment related charges/(credits)	—	(48)	3,480	3,293	6,725
Severance and employment related cash payments	(145)	—	(1,503)	(711)	(2,359)

Restructuring liabilities as of March 30, 2007	$330	$320	$4,946	$2,582	$8,178

The charges/(credits) in the restructuring reserve table exclude a net credit of $199 related to the vesting and forfeiture of certain shares as discussed above, which was recorded as a reduction to equity. Severance and employment related charges consist primarily of severance, health benefits and other employee related costs.
Note 11. Share Repurchase
On February 7, 2006, our Board of Directors approved a repurchase program of 6,000,0000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 348,388 for the quarter ended March 30, 2007. As of March 30, 2007, 3,197,597 shares remained under this authorization.
From time to time, we use Rule 10b5-1 plans to facilitate share repurchases.
Note 12. Litigation
We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.
Note 13. Subsequent Event
On April 25, 2007 we announced the acquisition of substantially all of the assets of IPATH, LLC. IPATH designs, develops and markets skateboarding-inspired casual footwear, apparel and accessories. IPATH will be reported in our U.S. Wholesale segment from the date of acquisition.

Form 10-Q

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) results of operations and liquidity and capital resources. The discussion gives effect to the restatement discussed in Note 2 to the condensed consolidated financial statements. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the unaudited condensed consolidated financial statements and related notes. Included herein are discussions and reconciliations of (i) total Company, total International and Europe revenue changes to constant dollar revenue growth and (ii) diluted EPS to diluted EPS excluding restructuring and related costs. Constant dollar revenue growth, which excludes the impact of changes in foreign exchange rates, and diluted EPS excluding restructuring and related costs are not Generally Accepted Accounting Principle (“GAAP”) performance measures. We provide constant dollar revenue growth for total Company, total International, and Europe results because we use the measure to understand revenue changes excluding the impact of items which are not under management’s direct control, such as changes in foreign exchange rates. Management provides diluted EPS excluding restructuring and related costs because it uses the measure to analyze the earnings of the Company. Management believes this measure is more reflective of the earnings level from ongoing business activities.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements of our Annual Report on Form 10-K/A for the year ended December 31, 2006, except for the Company’s accounting for income taxes in connection with the adoption of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which is noted below. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K/A for the year ended December 31, 2006.
Effective January 1, 2007 we adopted FIN 48. Under FIN 48 we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained upon examination by the appropriate taxing authority, based on its technical merits. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our accounting for income taxes in connection with the adoption of FIN 48 is discussed in Note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The Company exercises its judgment in determining whether a position meets the more likely than not threshold for recognition, based on the individual facts and circumstances of that position in light of all available evidence. In measuring the FIN 48 liability we consider amounts and probabilities of outcomes that could be realized upon settlement with taxing authorities using the facts, circumstances and information available at the balance sheet

Form 10-Q

date. These reflect the Company’s best estimates, but they involve inherent uncertainties. As a result, if new information becomes available, the Company’s judgments and estimates may change. A change in judgment relating to a tax position taken in a prior annual period will be recognized as a discrete item in the period in which the change occurs. A change in judgment relating to a tax position taken in a prior interim period within the same fiscal year will be reflected through our effective tax rate.
Recent Developments
On April 25, 2007 we announced the acquisition of substantially all of the assets of IPATH, LLC. IPATH designs, develops and markets skateboarding-inspired casual footwear, apparel and accessories. IPATH will be reported in our U.S. Wholesale segment from the date of acquisition.
On March 29, 2007 we announced the appointment of John Crimmins as acting Chief Financial Officer. Mr. Crimmins has served as Vice President, Corporate Controller and Chief Accounting Officer since 2002. As acting CFO, he will be responsible for the full range of finance activities including accounting, financial planning & analysis, treasury, and audit, as well as legal and information technology.
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
A summary of our first quarter of 2007 financial performance, compared to the first quarter of 2006, includes the following:
•	First quarter revenue decreased 3.9% from the prior year quarter to $336.3 million largely due to continued sales declines in boots and kids’ in the U.S. and Europe.

•	Gross margin declined 170 basis points driven by the impact of the sales decline in boots and kids’, lower margin on off-price and discounted sales in the U.S. and Asia, and higher product costs due primarily to anti-dumping duties on footwear imported into the EU from China and Vietnam.

•	Operating expenses increased 10.5% from $133.9 million to $148.0 million. Excluding restructuring and related costs of $6.5 million in 2007 and $0.5 million in 2006, operating expenses increased 6.0%. Higher operating expenses were largely the result of the impact of international expansion, costs associated with new businesses and specialty categories, and changes in foreign exchange rates, partially offset by lower share-based compensation costs.

•	Operating profit for the quarter was $13.6 million compared to $40.1 million in the first quarter of 2006. This includes a restructuring charge of $6.5 million, of which $3.2 million relates to costs associated with our global reorganization and $3.3 million is associated with the licensing of our Timberland® brand apparel in North America. The decline results primarily from the decline in boots and kids’ and higher operating expenses as noted above.

Form 10-Q

•	Net income was $9.3 million in the first quarter of 2007 compared to $26.1 million in the first quarter of 2006.

•	Diluted EPS decreased from $.40 in the first quarter of 2006 to $.15 in the first quarter of 2007. Excluding restructuring and related costs in both periods, diluted EPS decreased from $.41 to $.22.

•	Cash at the end of the quarter was $119.7 million with no debt outstanding.
We remain committed to improving performance in our boots and kids’ businesses, supported by a disciplined product supply and distribution strategy that is aligned with the premium position the Company seeks to maintain with consumers. We continue to expect to see significant sales declines in boots and kids’ sales in 2007, likely in the range of $100 million globally and believe that revenue levels will be relatively flat to down in the low single digit range compared to the prior year. Lower boots and kids’ sales and impacts from higher relative product costs will place continued pressure on operating margins, with expectations for full-year declines of approximately 300 to 350 basis points compared to prior year levels excluding restructuring costs.
As discussed in Note 2 to the condensed consolidated financial statements, the derivative instruments entered into by the Company are not designated as hedging instruments for accounting purposes. Changes in the fair value of these financial derivatives are recorded in the income statement when the changes occur. As a result, changes in foreign currency rates are expected to increase the volatility of our earnings throughout 2007. The Company is currently evaluating the development of a program which would qualify for hedge accounting treatment to aid in mitigating its foreign currency exposures and decrease the volatility of its earnings, but any such program, if developed, is not expected to take effect until 2008, when our currently outstanding contracts settle.
As part of our commitment to better serve our consumers and improve our performance, in December 2006 we made a series of organizational changes that will better align our go-to-market infrastructure with the consumers we seek to serve. As this re-alignment continues, we continue to assess our business segment definitions along with our reporting structure.
Statements made above and elsewhere in this Quarterly Report on Form 10-Q regarding the Company’s performance targets and outlook are based on our current expectations. These statements are forward-looking, and actual results may differ materially. See Item 1A, Risk Factors, in Part II of this Report for important additional information on forward-looking statements.
Results of Operations for the Three Months Ended March 30, 2007 and March 31, 2006
Revenue
Consolidated revenue of $336.3 million decreased $13.5 million, or 3.9%, compared to the first quarter of 2006. On a constant dollar basis, consolidated revenues were down 7.2%. U.S. revenue totaled $139.2 million, a 13.2% decline from 2006. International revenues were $197.1 million, a 4.1% increase over 2006. On a constant dollar basis, International revenue declined 2.1%, with growth in Asia and Canada being offset by declines in Europe.
Segments Review
We have three reportable business segments (see Note 8): U.S. Wholesale, U.S. Consumer Direct and International.
U.S. Wholesale revenues decreased 17.4% to $105.2 million, primarily driven by anticipated sales decreases in boots and kids’ footwear, as well as lower sales of men’s and women’s casual footwear and Timberland® brand apparel. These declines were partially offset by strong growth in Timberland PRO® footwear and SmartWool® apparel and accessories.
Our U.S. Consumer Direct business recorded revenues of $34.0 million, up 2.8% compared with the first quarter of 2006. Comparable store sales growth of 1.9%, driven by better product selection, was complemented by a 4.5%

Form 10-Q

increase in our e-commerce business, driven by strong growth in SmartWool® products. We had 78 specialty and outlet stores at March 30, 2007 compared to 75 stores at March 31, 2006. We are targeting 3 net store additions in the U.S. during 2007.
Overall, International revenues for the first quarter of 2007 were $197.1 million or 58.6% of consolidated revenues, compared to $189.4 million, or 54.1%, for the first quarter of 2006. On a constant dollar basis, revenues declined 2.1%. Europe’s revenues increased 1.2% to $151.3 million, but declined 6.8% in constant dollars. Growth in our distributor business was more than offset by soft sales in the U.K. and France. Declines in boots and kids’ offset modest growth in men’s and women’s casual footwear. In Asia, revenue grew 19.8% to $37.7 million driven by strength in our distributor business, in Japan, Singapore and Malaysia. The effect of changes in foreign exchange rates was not material to Asia. Asia’s growth reflected strong sales gains in boots, as well as in apparel, men’s casual and outdoor performance footwear.
Products
Worldwide footwear revenue was $235.6 million in the first quarter of 2007, down $18.3 million, or 7.2%, from the prior year quarter. These results were driven primarily by sales declines in boots and kids’ partially offset by growth in the Timberland PRO® series. Footwear average selling prices declined 5.7% due to change in mix as a result of the decline in boots, and lower prices associated with off-price sales in the U.S. Wholesale business. Worldwide apparel and accessories revenue grew 4.4% to $95.4 million, benefiting from growth of SmartWool® products. Apparel and accessories unit sales increased 5.7%, while the average selling price decreased by 1.3% reflecting the growth of SmartWool® products in the product mix. Royalty and other revenue was $5.3 million in the first quarter of 2007 compared to $4.5 million in the prior year quarter, reflecting increased sales of Timberland PRO® licensed products.
Channels
Growth in our global consumer direct business was offset by softness in worldwide wholesale revenue. Consumer direct revenues grew 10.0% to $77.3 million, primarily due to strong growth in Asia. Overall, comparable store sales were down slightly with improvements in both the U.S. and Asia offset by a decline in Europe, which was impacted by unseasonable weather conditions. We saw continued benefits from global door expansion and our e-commerce business in the U.S. We had 240 stores, shops and outlets worldwide at the end of the first quarter of 2007 compared to 221 at March 31, 2006. Wholesale revenue was $259.0 million, a 7.3% decrease compared to the prior year quarter. Revenue declines in the U.S. and Europe were largely driven by sales declines in boots and kids in part resulting from unseasonable weather, and offset growth across all product categories in Asia.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 48.0% for the first quarter of 2007, 170 basis points lower than in the first quarter of 2006. Gross margins were reduced by off-price and discounted sales in the U.S. and Asia, as well as higher product costs due primarily to anti-dumping duties on footwear imported into the EU. These impacts were partially offset by favorable foreign exchange rate changes.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $20.6 million and $20.2 million for the first quarters of 2007 and 2006, respectively.
Operating Expense
Operating expense for the first quarter of 2007 was $148.0 million, 10.5%, or $14.1 million, higher than the first quarter of 2006. The change is attributable to increases in restructuring costs of $6.0 million, selling expense of $5.3 million and increases in general and administrative expenses of $2.7 million.
The Company recorded $6.5 million in net restructuring costs during the first quarter of 2007 compared to $0.5

Form 10-Q

million in 2006. The 2007 charges relate to costs associated with our global reorganization of $3.2 million and costs associated with our decision to license our Timberland® apparel business in North America of $3.3 million. Charges in 2006 related to the establishment of a shared service center in Europe and costs associated with the consolidation of our Caribbean manufacturing facilities.
Selling expense for the first quarter of 2007 was $110.1 million, an increase of $5.3 million, or 5.1%, over the same period in 2006. This growth was driven by costs associated with International expansion of $3.3 million, new businesses and specialty category development of $2.1 million, and worldwide incentive compensation of $1.0 million, partially offset by decreases in share-based compensation of $2.2 million and advertising expense of $1.8 million. The impact of changes in foreign exchange rates increased selling expense by $2.7 million, or 2.5%.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $10.0 million and $9.4 million in the first quarters of 2007 and 2006, respectively.
Advertising expense, which is included in selling expense, was $4.0 million and $5.8 million in the first quarters of 2007 and 2006, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. The decrease in advertising expense reflects lower levels of co-op spending as well as decreased media spending. The decreased co-op spending is reflective of the decline in our wholesale revenues. Additionally, the first quarter 2006 included a significant campaign in Japan and a new launch in China which were not repeated in the first quarter of 2007. Prepaid advertising as of March 30, 2007 and March 31, 2006 was $0.7 million and $1.9 million, respectively.
General and administrative expense for the first quarter of 2007 was $31.4 million, an increase of 9.5% over the $28.6 million reported in the first quarter of 2006. Expenses increased $1.0 million in Europe, resulting primarily from transitional costs associated with our shared service center, consulting initiatives, and non-recurring credits associated with incentive compensation in the prior year first quarter. Increased costs of $0.8 million related to new businesses and specialty categories, and $0.7 million in Asia, primarily as a result of increased staffing levels, were partially offset by a decrease of $0.7 million in share-based compensation expense. Changes in foreign exchange rates increased general and administrative expense by $0.7 million.
Operating Income
Operating income for the first quarter of 2007 was $13.6 million compared to $40.1 million in 2006. Excluding restructuring charges in both periods, operating income was $20.1 million, or 6.0% of revenues, in the first quarter of 2007 compared with $40.5 million, or 11.6% of revenue, in the first quarter of 2006.
Operating income for our U.S. Wholesale segment was $17.4 million compared with $36.5 million in the first quarter of 2006. The decline was driven by the 17.4% revenue decline, primarily due to lower sales of boots and kids’, and a 570 basis point drop in gross margins largely driven by lower margins on off-price and discounted sales and higher product costs. Excluding restructuring charges of $3.3 million, operating expenses decreased slightly from the first quarter of 2006 as lower marketing costs offset increased costs associated with new businesses and category development.
U.S. Consumer Direct segment operating income for the first quarter of 2007 increased to $1.0 million from $0.2 million in the same period last year, primarily due to its revenue increase of 2.8%, an 80 basis point increase in gross margin reflecting lower levels of promotional and close-out activity, and a modest decline in operating expense.
Operating income for our International business declined 23.5% to $36.2 million for the quarter, driven by a 19.6% increase in operating expenses. Higher operating costs were driven by both wholesale and retail expansion, transitional costs associated with our shared service center, consulting initiatives, non-recurring credits in the first quarter of 2006, increased staffing levels in Asia, the impact of foreign exchange rates and increased incentive compensation. Operating income was additionally impacted by a 200 basis point decline in gross margin caused by higher products costs, including the effects of EU duties, and increased levels of discounting in Asia.

Form 10-Q

Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, decreased $2.9 million to $41.0 million. An increase of $2.8 million in restructuring and related costs was offset by a decrease of $3.2 million in share-based compensation and improvements in gross margin of $2.6 million primarily as a result of favorable foreign exchange impacts.
Other Income and Taxes
Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.1 million in the first quarters of both 2007 and 2006.
Other, net, included $0.6 million of foreign exchange gains and $0.5 million of foreign exchange losses for the first quarters of 2007 and 2006, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts, and the timing of settlement of local currency denominated receivables and payables. These gains were driven by the volatility of exchange rates within the first quarters of 2007 and 2006 and should not be considered indicative of expected future results.
The effective income tax rate for the first quarter of 2007 was 34.5%. This rate reflects our full year estimate of global income and the geographical mix of our profits as well as provisions for certain tax reserves. This rate may vary if actual results differ from our current estimates. The effective income tax rate for the first quarter of 2006 was 35.8%.
Reconciliation of Total Company, Total International and Europe Revenue Changes To Constant Dollar Revenue Changes
Total Company Revenue Reconciliation:

	For the Three Months
	Ended March 30, 2007
	$ Millions
	Change	% Change

Revenue decrease (GAAP)	$(13.5)	(3.9%)
Increase due to foreign exchange rate changes	11.8	3.3%

Revenue decrease in constant dollars	$(25.3)	(7.2%)
Total International Revenue Reconciliation:

	For the Three Months
	Ended March 30, 2007
	$ Millions
	Change	% Change

Revenue increase (GAAP)	$7.7	4.1%
Increase due to foreign exchange rate changes	11.8	6.2%

Revenue decrease in constant dollars	$(4.1)	(2.1%)
Europe Revenue Reconciliation:

	For the Three Months
	Ended March 30, 2007
	$ Millions
	Change	% Change

Revenue increase (GAAP)	$1.8	1.2%
Increase due to foreign exchange rate changes	11.9	7.9%

Revenue decrease in constant dollars	$(10.1)	(6.7%)

Form 10-Q

Management provides constant dollar revenue growth for total Company, total International and Europe results because we use the measures to understand revenue changes excluding the impact of items which are not under management’s direct control, such as changes in foreign exchange rates.
Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs

	For The Three Months Ended
		March 31,
	March 30,	2006
	2007	(As Restated)
Diluted EPS, as reported	$0.15	$0.40
Per share impact of restructuring and related costs	0.07	0.01

Diluted EPS excluding restructuring and related costs	$0.22	$0.41

Management provides diluted EPS excluding restructuring and related costs because it is used to analyze the earnings of the Company. Management believes this measure is more reflective of the earnings levels from ongoing business activities.
Accounts Receivable and Inventory
Accounts receivable was $199.7 million as of March 30, 2007, an increase of 4.0% compared to $192.1 million as of March 31, 2006. Days sales outstanding were 53 days as of March 30, 2007, compared with 49 days as of March 31, 2006. Wholesale days sales outstanding were 59 days and 52 days for the first quarters ended 2007 and 2006, respectively. The growth in comparable receivables in the first quarter of 2007 reflects the impact of sales timing and the business mix effects of International growth.
Inventory increased 4.9% to $183.5 million as of March 30, 2007, compared with $174.9 million as of March 31, 2006. Increased product costs, investments in new brands, such as Howies® and GoLite®, and growth in specialty categories, such as Miōn® and SmartWool®, contributed to the growth in inventory.
Liquidity and Capital Resources
Net cash used by operations for the first three months of 2007 was $56.1 million, compared with $59.7 million for the first three months of 2006. Reductions in net income were offset by reduced cash used for working capital. Our use of cash for operating working capital declined to $24.3 million for the quarter as compared to $57.3 million in the first quarter of 2006 due to higher levels of working capital investment as of December 31, 2006 as compared with December 31, 2005.
Net cash used by investing activities amounted to $5.9 million in the first three months of 2007, compared with $5.8 million in the first three months of 2006.
Net cash used by financing activities was $0.2 million in the first three months of 2007, compared with $23.2 million in the first three months of 2006. The change is primarily attributable to lower levels of share repurchases, which were a use of cash of $11.0 million during the first three months of 2007, compared with $34.5 million in the first three months of 2006.
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at

Form 10-Q

interest rates based on Eurodollar rates (approximately 5.3% at March 30, 2007), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of March 30, 2007, the applicable margin under the facility was 35 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of March 30, 2007, the commitment fee was 10 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 3:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis. We have received a waiver from the group of banks to allow for the delayed submission of financial compliance reports for the first quarter of 2007 due to our restatement of certain prior period financial statements.
We had uncommitted lines of credit available from certain banks totaling $50 million at March 30, 2007. Any borrowings under these lines would be at prevailing money market rates (approximately 5.6% at March 30, 2007). Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.
As of March 30, 2007 and March 31, 2006, we had no borrowings outstanding under any of our credit facilities.
Management believes that our capital needs and our share repurchase program for the balance of 2007 will be funded through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K/A for the year ended December 31, 2006 and in Part II, Item 1A, Risk Factors, of this report, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities, which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities.
Aggregate Contractual Obligations
Upon adoption of FIN 48, we had $22.1 million of gross unrecognized tax benefits recorded in Other long-term liabilities. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.
Off Balance Sheet Arrangements
As of March 30, 2007 and March 31, 2006, we had letters of credit outstanding of $28.2 million and $21.7 million, respectively. These letters of credit were issued predominantly for the purchase of inventory. The increase in letters of credit outstanding was driven by obligations associated with definitive EU anti-dumping duties on European Union footwear sourced in China and Vietnam.
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
New Accounting Pronouncements
A discussion of new accounting pronouncements is included in Note 1 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our financial position and results of operations are routinely subject to a variety of

Form 10-Q

risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and income. We regularly assess these risks and have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these and other potential exposures.
We utilize cash from operations and U.S. dollar denominated borrowings to fund our working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. In addition, we use derivative instruments to manage the impact of foreign currency fluctuations on our foreign currency transactions. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Cash balances are invested in high-grade securities with terms less than three months.
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. At March 30, 2007 and March 31, 2006, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet and changes in their fair value are recorded in the income statement. Therefore, changes in foreign currency rates will increase the volatility of our earnings until our open contracts expire. These foreign currency forward contracts will expire in 10 months or less. Based upon sensitivity analysis as of March 30, 2007, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $19.1 million, compared to an increase/decrease of $17.4 million at March 31, 2006. The increase at March 30, 2007, compared with March 31, 2006, is primarily related to the decrease in the value of the U.S. Dollar and, to a lesser extent, the Company’s election to hedge a slightly larger portion of our forecasted 2007 exposure at March 30, 2007, than the portion of our forecasted 2006 exposure that was hedged at March 31, 2006, as determined in accordance with our foreign exchange exposure management policy. The Company is currently evaluating the development of a program that would qualify for hedge accounting treatment to aid in mitigating its foreign currency exposures and decrease the volatility of its earnings. Such a program, if developed, is not expected to begin prior to 2008 when our currently outstanding contracts expire.
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
In connection with the restatement discussed in Note 2 to our unaudited condensed consolidated financial statements, under the direction of the principal executive officer and principal financial officer, management evaluated the Company’s disclosure controls and procedures, which management had previously concluded to be effective, and concluded that a material weakness existed in our internal control over financial reporting with respect to controls over the proper application of generally accepted accounting principles for certain complex transactions, including the accounting for derivative instruments.
Management has taken steps to remediate the material weakness through the engagement of outside consultants and technical experts and is in the process of hiring additional qualified personnel.

Form 10-Q

As a result of this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 30, 2007.
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II OTHER INFORMATION
Item 1A. RISK FACTORS
This Quarterly Report on Form 10-Q contains forward-looking statements. As discussed in Part I, Item 1A, Risk Factors, entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” of our Annual Report on Form 10-K/A for the year ended December 31, 2006, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic reports filed with the Securities and Exchange Commission, in our annual report to shareholders, in our proxy statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. We encourage you to refer to our Form 10-K/A to carefully consider these risks, uncertainties and assumptions. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)

	For the Three Fiscal Months Ended March 30, 2007
			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs

January 1 — January 26	141,291	$29.98	141,291	3,404,694
January 27 — February 23	99,777	29.56	99,777	3,304,917
February 24 — March 30	107,320	26.64	107,320	3,197,597

Q1 Total	348,388	$28.83	348,388

Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	02/09/2006	6,000,000	None
No existing programs expired or were terminated during the reporting period. See Note 11 to our unaudited condensed consolidated financial statements in this Form 10-Q for additional information.

*	Fiscal month

**	Based on trade date — not settlement date

Form 10-Q

Item 6. EXHIBITS
     Exhibits.

Exhibit 10.1	—	The Timberland Company 2007 Executive Long Term Incentive Program, filed herewith.

Exhibit 31.1	—	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	—	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	—	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	—	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
	By:	/s/ JEFFREY B. SWARTZ
Date: June 28, 2007		Jeffrey B. Swartz
Chief Executive Officer

	By:	/s/ JOHN CRIMMINS
Date: June 28, 2007		John Crimmins
Acting Chief Financial Officer, Vice President, Corporate Controller and Chief Accounting Officer

Form 10-Q

EXHIBIT INDEX

Exhibit	Description

Exhibit 10.1	The Timberland Company 2007 Executive Long Term Incentive Program, filed herewith.

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.