Form 10-Q
period 2007-06-29
TIMBERLAND CO
filed 2007-08-08
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2007
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
☐ Yes      ☑ No
On July 27, 2007, 50,266,002 shares of the registrant’s Class A Common Stock were outstanding and 11,743,660 shares of the registrant’s Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 29,	December 31,	June 30,
	2007	2006	2006
			(As Restated,
			See Note 2)
Assets
Current assets
Cash and equivalents	$97,530	$181,698	$108,065
Accounts receivable, net of allowance for doubtful accounts of $10,898 at June 29, 2007, $12,493 at December 31, 2006 and $9,870 at June 30, 2006	134,776	204,016	125,719
Inventory, net	215,881	186,765	210,963
Prepaid expense	53,205	42,130	46,128
Prepaid income taxes	28,015	12,353	51
Deferred income taxes	15,431	21,633	16,712
Derivative assets	153	176	186

Total current assets	544,991	648,771	507,824

Property, plant and equipment, net	91,961	94,640	83,225
Deferred income taxes	21,674	18,553	3,752
Goodwill	45,021	39,717	39,533
Intangible assets, net	54,777	47,865	41,570
Other assets, net	12,816	10,831	11,926

Total assets	$771,240	$860,377	$687,830

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$80,604	$110,031	$92,286
Accrued expense
Payroll and related	31,030	38,476	26,311
Other	58,446	84,258	50,820
Income taxes payable	884	49,938	—
Derivative liabilities	2,890	2,925	5,000

Total current liabilities	173,854	285,628	174,417

Other long-term liabilities	41,413	13,064	13,400
Stockholders’ equity Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 73,282,538 shares issued at June 29, 2007, 72,664,889 shares issued at December 31, 2006 and 72,413,990 shares issued at June 30, 2006	733	727	724
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at June 29, 2007, December 31, 2006 and June 30, 2006	117	117	117
Additional paid-in capital	245,159	224,611	216,917
Retained earnings	825,161	838,462	746,700
Accumulated other comprehensive income	17,600	15,330	11,307
Treasury Stock at cost; 23,007,907 Class A shares at June 29, 2007, 22,428,168 Class A shares at December 31, 2006 and 21,052,985 Class A shares at June 30, 2006	(532,797)	(517,562)	(475,752)

Total stockholders’ equity	555,973	561,685	500,013

Total liabilities and stockholders’ equity	$771,240	$860,377	$687,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Quarter Ended		For the Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
		(As Restated,		(As Restated,
		See Note 2)		See Note 2)
Revenue	$224,126	$226,605	$560,455	$576,416
Cost of goods sold	124,959	123,854	299,709	299,735

Gross profit	99,167	102,751	260,746	276,681

Operating expense
Selling	99,547	95,119	209,630	199,868
General and administrative	30,091	27,376	61,442	56,010
Restructuring costs	988	431	7,514	912

Total operating expense	130,626	122,926	278,586	256,790

Operating income/(loss)	(31,459)	(20,175)	(17,840)	19,891

Other income
Interest income, net	666	666	1,796	1,771
Other income/(expense), net	1,441	(6,382)	818	(6,953)

Total other income/(expense), net	2,107	(5,716)	2,614	(5,182)

Income/(loss) before provision/(benefit) for income taxes	(29,352)	(25,891)	(15,226)	14,709

Provision/(benefit) for income taxes	(10,126)	(9,269)	(5,253)	5,266

Net income/(loss)	$(19,226)	$(16,622)	$(9,973)	$9,443

Earnings/(loss) per share
Basic	$(.31)	$(.26)	$(.16)	$.15
Diluted	$(.31)	$(.26)	$(.16)	$.15

Weighted-average shares outstanding
Basic	61,473	63,035	61,288	63,308
Diluted	61,473	63,035	61,288	64,566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended
	June 29,	June 30,
	2007	2006
		(As Restated,
		See Note 2)
Cash flows from operating activities:
Net income/(loss)	$(9,973)	$9,443
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Deferred income taxes	3,080	8,515
Share-based compensation	4,458	10,154
Depreciation and other amortization	15,634	13,309
Tax benefit from share-based compensation, net of excess benefit	608	1,494
Unrealized (gain)/loss on derivatives	(12)	10,858
Non-cash charges/(credits), net	(1,695)	(2,269)
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	71,005	47,979
Inventory	(28,512)	(42,415)
Prepaid expense	(10,069)	(11,328)
Accounts payable	(29,520)	(6,136)
Accrued expense	(33,032)	(27,749)
Income taxes prepaid and payable, net	(39,389)	(47,465)

Net cash used by operating activities	(57,417)	(35,610)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(12,813)	(30)
Additions to property, plant and equipment	(11,601)	(12,613)
Other	(1,303)	(3,655)

Net cash used by investing activities	(25,717)	(16,298)

Cash flows from financing activities:
Common stock repurchases	(13,527)	(69,919)
Issuance of common stock	11,693	12,128
Excess tax benefit from share-based compensation	1,071	2,305

Net cash used by financing activities	(763)	(55,486)

Effect of exchange rate changes on cash and equivalents	(271)	2,296

Net decrease in cash and equivalents	(84,168)	(105,098)
Cash and equivalents at beginning of period	181,698	213,163

Cash and equivalents at end of period	$97,530	$108,065

Supplemental disclosures of cash flow information:
Interest paid	$168	$258
Income taxes paid	$31,960	$40,597
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
The Company’s fiscal quarters end on the Friday closest to the calendar quarter end, except that the fourth quarter and fiscal year end on December 31. The second quarters and first six months of 2007 and 2006 ended on June 29 and June 30, respectively.
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
In the second quarter and the six months ended June 29, 2007, we recorded $483 and $1,296 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. In the second quarter and the six months ended June 30, 2006, we recorded $642 and $1,667 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs are included in selling expense and were $3,180 and $3,441 for the second quarters of 2007 and 2006, respectively, and $7,711 and $8,064 for the first six months of 2007 and 2006, respectively.
Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. As of June 29, 2007 and June 30, 2006, we had $485 and $1,762 of prepaid advertising costs recorded on our consolidated balance sheets, respectively. Advertising expense, which is included in selling expense in our consolidated statement of operations, was $2,254 and $2,605 for the quarters ending June 29, 2007 and June 30, 2006, respectively, and $6,269 and $8,376 for the six months ended June 29, 2007 and June 30, 2006, respectively.
Taxes collected from customers and remitted to governmental authorities, such as sales, use and value added taxes, are recorded on a net basis.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 157 may have on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement 115, which permits companies to choose to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The effect of adoption will be reported as a cumulative effect adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments or other items.
In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39”). FIN 39 specifies what conditions must be met for an entity to have the right to offset assets and liabilities in the balance sheet. This FSP replaces the terms in FIN 39 with the term “derivative instruments” as defined under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It also amends FIN 39 to allow for offsetting of fair value amounts for the right to reclaim cash collateral or receivable, or the obligation to return cash collateral or payable, arising from the same master netting arrangement as the derivative instruments. FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with the effect of adoption reported as a retrospective change in accounting principle. The Company is currently evaluating the effect FSP No. FIN 39-1 may have on its consolidated financial position.
Note 2. Restatement
Subsequent to filing its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, the Company determined that it had not applied the proper method of accounting for certain foreign currency hedge instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and that its previously issued unaudited, condensed consolidated financial statements for the period ended June 30, 2006 should be restated. SFAS 133 allows companies to assert that the critical terms of a hedged item and those of the hedging derivative instrument match to achieve hedge accounting treatment. These critical terms include the underlying currency, amount, and timing. When these conditions are met, the hedging approach referred to as the matched-critical terms method may be applied. After reviewing its hedging program the Company concluded that the settlement of its derivatives which occur at the end of each fiscal quarter do not effectively match the revenue of its business which is recorded on a daily basis. As a result of this mismatch, the Company’s hedging activity did not qualify for hedge accounting treatment under this approach.
The Company filed an amendment to its Annual Report on Form 10-K for the period ended December 31, 2006 to restate its financial statements for the years 2006, 2005 and 2004 and related financial information for 2002 and 2003 and for each of the quarters in 2006 and 2005. In addition to correcting our accounting for derivatives as noted above, the restated financial statements also include adjustments for other errors not recorded when the Company prepared its unaudited, condensed consolidated financial statements. These errors, primarily relating to long-term incentive compensation plans, were not previously recorded because the Company concluded these errors, both individually and in the aggregate, were not material to its financial statements.

The effects of the restatement adjustments discussed above on the accompanying condensed consolidated financial statements as of and for the quarter and six months ended June 30, 2006 are presented below:
BALANCE SHEET

	As of June 30, 2006
	As Previously		As
	Reported	Adjustments	Restated
Assets
Current assets Cash and equivalents	$108,065	$—	$108,065
Accounts receivable, net of allowance for doubtful accounts	125,719	—	125,719
Inventory, net	210,963	—	210,963
Prepaid expense	46,128	—	46,128
Prepaid income taxes	—	51	51
Deferred income taxes	16,964	(252)	16,712
Derivative assets	186	—	186

Total current assets	508,025	(201)	507,824

Property, plant and equipment, net	83,225	—	83,225
Deferred income taxes	1,252	2,500	3,752
Goodwill	39,533	—	39,533
Intangible assets, net	41,570	—	41,570
Other assets, net	11,926	—	11,926

Total assets	$685,531	$2,299	$687,830

Liabilities and Stockholders’ Equity
Current liabilities Accounts payable	$92,286	$—	$92,286
Accrued expense
Payroll and related	23,631	2,680	26,311
Other	50,820	—	50,820
Income taxes payable	156	(156)	—
Derivative liabilities	5,000	—	5,000

Total current liabilities	171,893	2,524	174,417

Other long-term liabilities	13,400	—	13,400
Stockholders’ equity
Preferred Stock	—	—	—
Class A common stock	724	—	724
Class B common stock	117	—	117
Additional paid-in capital	213,187	3,730	216,917
Retained earnings	755,218	(8,518)	746,700
Accumulated other comprehensive income	6,744	4,563	11,307
Treasury stock	(475,752)	—	(475,752)

Total stockholders’ equity	500,238	(225)	500,013

Total liabilities and stockholders’ equity	$685,531	$2,299	$687,830

STATEMENT OF OPERATIONS

	Quarter Ended June 30, 2006
	As
	Previously		As
	Reported	Adjustments	Restated
Revenue	$226,605	$—	$226,605
Cost of goods sold	123,784	70	123,854

Gross profit	102,821	(70)	102,751

Operating expense
Selling	95,614	(495)	95,119
General and administrative	27,639	(263)	27,376
Restructuring costs	431	—	431

Total operating expense	123,684	(758)	122,926

Operating loss	(20,863)	688	(20,175)

Other income
Interest income, net	666	—	666
Other income/(expense), net	392	(6,774)	(6,382)

Total other income	1,058	(6,774)	(5,716)

Loss before benefit for income taxes	(19,805)	(6,086)	(25,891)

Benefit for income taxes	(6,833)	(2,436)	(9,269)

Net loss	$(12,972)	$(3,650)	$(16,622)

Loss per share:
Basic	$(.21)	$(.06)	$(.26)
Diluted	$(.21)	$(.06)	$(.26)

Weighted-average shares outstanding:
Basic	63,035		63,035
Diluted	63,035		63,035

	Six Months Ended June 30, 2006
	As
	Previously		As
	Reported	Adjustments	Restated
Revenue	$576,416	$—	$576,416
Cost of goods sold	297,492	2,243	299,735

Gross profit	278,924	(2,243)	276,681

Operating expense
Selling	200,354	(486)	199,868
General and administrative	56,268	(258)	56,010
Restructuring costs	912	—	912

Total operating expense	257,534	(744)	256,790

Operating income	21,390	(1,499)	19,891
Other income
Interest income, net	1,771	—	1,771
Other income/(expense), net	1,593	(8,546)	(6,953)

Total other income	3,364	(8,546)	(5,182)

Income before provision for income taxes	24,754	(10,045)	14,709

Provision for income taxes	8,540	(3,274)	5,266

Net income	$16,214	$(6,771)	$9,443

Earnings per share:
Basic	$.26	$(.11)	$.15
Diluted	$.25	$(.10)	$.15

Weighted-average shares outstanding:
Basic	63,308		63,308
Diluted	64,566		64,566

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2006
	As
	Previously		As
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$16,214	$(6,771)	$9,443
Adjustments to reconcile to net cash used by operating activities:
Deferred income taxes	9,185	(670)	8,515
Share-based compensation	10,967	(813)	10,154
Depreciation and other amortization	13,309	—	13,309
Tax benefit from share-based compensation, net of excess benefit	1,494	—	1,494
Unrealized loss on derivatives	—	10,858	10,858
Non-cash charges/(credits), net	(2,269)	—	(2,269)
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	47,979	—	47,979
Inventory	(42,415)	—	(42,415)
Prepaid expense	(11,328)	—	(11,328)
Accounts payable	(6,136)	—	(6,136)
Accrued expense	(27,749)	—	(27,749)
Income taxes prepaid and payable, net	(44,861)	(2,604)	(47,465)

Net cash used by operating activities	(35,610)	—	(35,610)

Net cash used by investing activities	(16,298)	—	(16,298)

Net cash used by financing activities	(55,486)	—	(55,486)

Effect of exchange rate changes on cash and equivalents	2,296	—	2,296

Net decrease in cash and equivalents	(105,098)	—	(105,098)
Cash and equivalents at beginning of period	213,163	—	213,163

Cash and equivalents at end of period	$108,065	—	$108,065

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
As a result of the adoption of FIN 48, we recognized a $3,328 increase in our liability for unrecognized tax benefits, which was recorded as a reduction to the January 1, 2007 retained earnings balance. As of January 1, 2007 we had $22,068 of gross liability for uncertain tax positions included in other long-term liabilities on our balance sheet, including $20,044, which, if recognized, would affect the Company’s effective tax rate. The effective tax rate for the quarters ended June 29, 2007 and June 30, 2006 was 34.5% and 35.8%, respectively. The effective tax rate for the six months ended June 29, 2007 and June 30, 2006 was 34.5% and 35.8%, respectively. Based on our full year estimate of global income and the geographical mix of our profits as well as provisions for certain tax reserves, our full year tax rate would be 38.4%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions.

We recognize interest expense on the amount of underpaid taxes associated with our tax positions beginning in the first period in which interest starts accruing under the tax law, and continuing until the tax positions are settled. We classify interest associated with underpayments of taxes as income tax expense in our statement of operations and in other long-term liabilities on the balance sheet. The total amount of interest accrued in other long-term liabilities as of January 1, 2007 was $2,795.
If a tax position taken does not meet the minimum statutory threshold to avoid the payment of a penalty, an accrual for the amount of the penalty that may be imposed under the tax law would be recorded. Penalties, if incurred, would be classified as income tax expense in our statement of operations and in other long-term liabilities on our balance sheet. There were no penalties accrued as of January 1, 2007.
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
We are currently under audit by the Internal Revenue Service for the 2003-2005 tax years and by Hong Kong taxing authorities for the 2005 tax year. It is likely that the examination phase of these audits will conclude in 2007, and it is reasonably possible a reduction in our FIN 48 liability may occur, resulting in a benefit to our income statement; however, quantification of an estimated range for either jurisdiction cannot be made at this time.
Note 4. Share-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” using the modified prospective application method. Share-based compensation costs, which are recorded in cost of goods sold and selling and general and administrative expenses, totaled $2,754 and $4,883 for the quarter ended June 29, 2007 and June 30, 2006, respectively, and $4,657 and $10,154 for the six months ended June 29, 2007 and June 30, 2006, respectively. The decrease in share-based compensation costs is due to the impact of forfeitures of nonvested shares due to executive departures, and a higher forfeiture rate of stock options.
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
On February 27, 2007 the MDCC approved terms of The Timberland Company 2007 Executive Long Term Incentive Program (“2007 LTIP”) with respect to equity awards to be made to certain Company executives, and on February 28, 2007 the Board of Directors also approved the 2007 LTIP with respect to the Company’s Chief Executive Officer. The 2007 LTIP was established under the Plan. The payout of the awards will be based on the achievement of net income targets for the twelve month period from January 1, 2007 through December 31, 2007. Awards are expected to be paid in early 2008 but not later than March 31, 2008. The total minimum and maximum values to be paid under the 2007 LTIP are $1,750 and $7,500, respectively. The minimum payment of $1,750 will be paid in the event that the threshold performance goal, as defined in the 2007 LTIP, is not attained. The awards will be settled 60% in stock options, which will vest equally over a three year vesting schedule, and 40% in restricted stock, which will vest equally over a two year vesting schedule. For purposes of the payout, the number of shares subject to the options will be based on the value of the option as of the date of issuance of the option using the Black-Scholes option pricing model, and the number of restricted shares issued will be based on the fair market value of the Company’s stock on the date of issuance.

Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	For the Quarter Ended		For the Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Expected volatility	30.0%	30.5%	29.5%	30.2%
Risk-free interest rate	4.8%	5.0%	4.7%	4.7%
Expected life (in years)	8.0	4.9	4.9	4.2
Expected dividends	—	—	—	—
The following summarizes transactions under all stock option arrangements for the six months ended June 29, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2007	5,253,794	$27.07
Granted	682,531	26.96
Exercised	(577,165)	18.76
Expired or forfeited	(340,635)	31.28

Outstanding at June 29, 2007	5,018,525	$27.72	6.6	$9,353

Vested or expected to vest at June 29, 2007	4,821,305	$27.60	6.4	$9,351

Exercisable at June 29, 2007	3,228,273	$26.06	5.6	$9,313

Unrecognized compensation expense related to nonvested stock options was $10,957 as of June 29, 2007. The expense is expected to be recognized over a weighted average period of 1.7 years.
Nonvested Shares
Changes in the Company’s nonvested shares for the six months ended June 29, 2007 are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2007	932,476	$32.59
Vested	(305,596)	36.69
Forfeited	(143,996)	30.59

Nonvested at June 29, 2007	482,884	$30.59

Unrecognized compensation expense related to nonvested shares was $4,962 as of June 29, 2007. The expense is expected to be recognized over a weighted average period of 1.6 years.
In February 2007 we announced that Kenneth Pucker, Executive Vice President and Chief Operating Officer would be leaving the Company effective March 31, 2007. When Mr. Pucker left the Company, he vested in certain shares previously awarded under the Company’s incentive compensation plans and forfeited certain other shares awarded but not vested upon termination. An award, based on the achievement of a 2004 performance target, of 200,000 nonvested shares with a value of $7,904 was issued on July 5, 2005 and was to vest two years after that date. This award vested when he separated, per the terms of the award agreement. As part of our global reorganization, $593 was recorded as a restructuring charge, which represents the expense that would have been recorded for these shares in the second and third quarters of 2007 had Mr. Pucker remained with the Company. Additionally, upon his departure, Mr. Pucker forfeited 35,819 shares granted in March 2004 that would have cliff-vested in March 2008. The Company recorded a credit of approximately $792 in restructuring reflecting the reversal of expense associated with these shares recorded through December 2006. These charges and credits were reflected in the consolidated statement of operations for the quarter ended March 30, 2007.
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
In 2004, our Board of Directors approved awards of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2006 performance targets, 36,232 nonvested shares with a value of $934 were issued on July 10, 2007. The number of shares issued was determined by the share price on the issuance date. These shares will fully vest three years from the issuance date. Based on the achievement of 2005 performance targets, 377,770 nonvested shares with a value of $10,000 were issued on July 5, 2006 and will fully vest three years from that date. During the first quarter of 2007, 75,972 of these nonvested shares with a value of $2,011 were forfeited by certain executives when they left the Company. Based on the achievement of 2004 performance targets, 275,117 nonvested shares with a value of $10,873 were issued on July 5, 2005 and will vest equally over three years from that date. During the first quarter of 2007, 32,205 of these nonvested shares with a value of $1,273 were forfeited by certain executives when they left the Company. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions.
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
Note 6. Earnings/(Loss) Per Share (“EPS”)
Basic earnings/(loss) per share excludes common stock equivalents and is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the periods presented. Net loss for the quarters ended June 29, 2007 and June 30, 2006 was $(19,226) and $(16,622), respectively and weighted average shares outstanding for the quarters ended June 29, 2007 and June 30, 2006 were 61,473 and 63,035, respectively, resulting in a basic and diluted loss per share of $(.31) and $(.26) for the quarters ended June 29, 2007 and June 30, 2006, respectively. Diluted earnings/(loss) per share reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised and nonvested shares vested. The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the six months ended June 29, 2007 and June 30, 2006:

	For the Six Months Ended
				June 30, 2006
	June 29, 2007			(As Restated)
		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share
	(Loss)	Shares	Amount	Income	Shares	Amount

Basic EPS	$(9,973)	61,288	$(.16)	$9,443	63,308	$.15
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	—	—		—	1,029
Nonvested shares	—	—		—	229

Diluted EPS	$(9,973)	61,288	$(.16)	$9,443	64,566	$.15

The following securities (in thousands) were outstanding as of June 29, 2007 and June 30, 2006, but were not included in the computation of diluted EPS as their inclusion would be anti-dilutive. Anti-dilutive securities for the quarter ended June 29, 2007, the six months ended June 29, 2007 and the quarter ended June 30, 2006 includes 578, 781 and 1,077 securities, respectively, that would have been included in the computation of diluted EPS had we not recorded a net loss for those periods.

	For the Quarter Ended		For the Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Anti-dilutive securities	4,290	3,982	4,305	1,431
Note 7. Comprehensive Income/(Loss)
Comprehensive income/(loss) for the quarter and six months ended June 29, 2007 and June 30, 2006 is as follows:

	For the Quarter Ended		For the Six Months Ended
		June 30, 2006		June 30, 2006
	June 29, 2007	(As Restated)	June 29, 2007	(As Restated)
Net income/(loss)	$(19,226)	$(16,622)	$(9,973)	$9,443
Change in cumulative translation adjustment	1,160	6,309	2,270	8,353

Comprehensive income/(loss)	$(18,066)	$(10,313)	$(7,703)	$17,796

Note 8. Business Segments and Geographic Information
We manage our business in three reportable segments, each sharing similar products, distribution channels and marketing. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International.
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

The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels to sell footwear, apparel and accessories), and independent distributors.
The Unallocated Corporate component of segment reporting consists primarily of corporate finance, information services, legal and administrative expenses, costs related to share-based compensation, United States distribution expenses, global marketing support expenses, worldwide product development and other costs incurred in support of Company-wide activities. Additionally, Unallocated Corporate includes total other income/(expense), net, which is comprised of interest income, net, and other miscellaneous income/(expense), net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives and the timing and settlement of local currency denominated assets and liabilities and other miscellaneous non-operating income/expense. Such income/(expense) is not allocated among the reportable business segments.
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
We have reclassified certain prior period amounts to conform to the current period presentation, as a result of management classification changes.
For the Quarter Ended June 29, 2007 and June 30, 2006

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated
2007
Revenue	$78,541	$32,557	$113,028	$—	$224,126
Operating income/(loss)	9,860	(866)	(5,476)	(34,977)	(31,459)
Income/(loss) before income taxes	9,860	(866)	(5,476)	(32,870)	(29,352)
Total assets	234,357	31,894	349,628	155,361	771,240
Goodwill	35,125	794	9,102	—	45,021

2006
Revenue	$88,216	$33,239	$105,150	$—	$226,605
Operating income/(loss)	14,908	(175)	843	(35,751)	(20,175)
Income/(loss) before income taxes	14,908	(175)	843	(41,467)	(25,891)
Total assets	234,097	30,203	323,175	100,355	687,830
Goodwill	31,745	794	6,994	—	39,533

For the Six Months Ended June 29, 2007 and June 30, 2006

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated
2007
Revenue	$183,756	$66,548	$310,151	$—	$560,455
Operating income/(loss)	27,240	175	30,711	(75,966)	(17,840)
Income/(loss) before income taxes	27,240	175	30,711	(73,352)	(15,226)

2006
Revenue	$215,572	$66,299	$294,545	$—	$576,416
Operating income/(loss)	51,448	8	48,126	(79,691)	19,891
Income/(loss) before income taxes	51,448	8	48,126	(84,873)	14,709
The following summarizes our revenue by product for the quarters and six months ended June 29, 2007 and June 30, 2006:

	For the Quarter Ended		For the Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Footwear	$154,511	$150,764	$390,148	$404,712
Apparel and accessories	66,503	71,527	161,909	162,927
Royalty and other	3,112	4,314	8,398	8,777

	$224,126	$226,605	$560,455	$576,416

Note 9. Inventory
Inventory, net of reserves, consists of the following:

	June 29, 2007	December 31, 2006	June 30, 2006
Materials	$5,713	$5,386	$3,372
Work-in-process	1,699	1,333	1,064
Finished goods	208,469	180,046	206,527

Total	$215,881	$186,765	$210,963

Note 10. Acquisitions
On April 25, 2007 we acquired substantially all of the assets of IPATH, LLC (“IPATH”). IPATH designs, develops and markets skateboarding-inspired casual footwear, apparel and accessories. IPATH’s results are reported in our U.S. Wholesale segment from the date of acquisition. The purchase price was $12,555, subject to adjustment, including transaction fees. The Company expects to undertake an assessment to determine the fair value of IPATH’s identifiable intangible assets in the third and fourth quarter of 2007. Pending completion of that assessment, an estimate of fair value of the identifiable intangible assets has been recorded as of June 29, 2007. The Company recorded $469 for net assets acquired, and allocated $5,650 of the purchase price to the value of trademarks associated with the business, $1,167 to customer related and other intangible assets, and $5,269 to goodwill. Goodwill and intangible assets related to the IPATH acquisition are recorded in our U.S. Wholesale and International segments based on the expected level of benefit from the acquisition to each of the reportable segments.
In December 2006, we acquired 100% of the stock of Howies Limited (“Howies”). Pursuant to the final allocation of the purchase price, which was completed in the second quarter of 2007, trademarks were increased by $1,136; customer related and other intangible assets were reduced by $141; and goodwill was reduced to zero. The excess of fair value over cost, as a result of contingent consideration issuable under the arrangement, was recorded in other long-term liabilities on our unaudited condensed consolidated balance sheet as of June 29, 2007.
Note 11. Restructuring and Related Costs
The Company incurred net restructuring charges of $988 and $431 in the second quarters of 2007 and 2006, respectively, and $7,514 and $912 in the six months ended June 29, 2007 and June 30, 2006, respectively. The components of these charges are discussed below.
On February 7, 2007, we announced our entry into a five year licensing agreement with Phillips-Van Heusen for the design, sourcing and marketing of apparel in North America under the Timberland® brand, beginning with the Fall 2008 line. During the second quarter of 2007 we completed certain restructuring activities for less than anticipated and recorded a credit to reverse charges taken in prior periods. We incurred a restructuring charge/(credit) of $(80) and $3,213 in the second quarter and six months ended June 29, 2007, respectively, to reflect employee severance, outplacement services and asset disposal costs associated with the implementation of this strategy. This restructuring charge is reflected in our U.S. Wholesale segment.
On February 7, 2007, we also announced that Kenneth P. Pucker, Executive Vice President and Chief Operating Officer would be leaving the Company effective March 31, 2007. Mr. Pucker entered into a separation agreement with the Company, which provided for a cash payment and, pursuant to a prior award agreement (See Note 4), the vesting of certain shares previously awarded under the Company’s incentive compensation plans. In connection with our global reorganization discussed below, the Company recorded a restructuring charge of approximately $3,593 in the first quarter of 2007 to record these items. Additionally, a credit of approximately $792 was recorded to restructuring associated with the forfeiture of other shares awarded to Mr. Pucker but not vested upon termination. See Note 4 for details of the impact of share-based awards included in this restructuring charge. Of the total charge, $3,000 is a cash item that was paid in the second quarter of 2007, and is reflected in the table below. The remaining $593 charge and the $(792) credit were recorded as a net reduction to equity. The total net charge of $2,801 is reflected in our Unallocated Corporate component for segment reporting.
During the fourth quarter of 2006, the Company announced a global reorganization to better align our organizational structure with our key consumer categories. We have moved to consumer-focused teams designed to better serve the trade and consumer in each category. During the second quarter and six months ended June 29, 2007 we incurred charges of $1,068 and $1,548 for additional severance and employment related items. Cash payments associated with the global reorganization are expected to be made through the balance of 2007.
During the first quarter of 2006, we initiated a plan to create a European finance shared service center in Schaffhausen, Switzerland. This shared service center is responsible for all transactional and statutory financial activities that had previously been performed by our locally based finance organizations. During the first quarter of 2007 we completed certain restructuring activities for less than anticipated and recorded a credit to reverse charges taken in prior periods. (Credits)/charges recorded in connection with this restructuring plan were $0 and $348 in the quarters ended June 29, 2007 and June 30, 2006, respectively, and $(48) and $505 for the six months ended June 29, 2007 and June 30, 2006, respectively.
During fiscal 2005, the Company consolidated its Caribbean manufacturing operations. We ceased operations in our Puerto Rico manufacturing facility and expanded our manufacturing volume in the Dominican Republic. The Puerto Rico closure was completed in the second quarter of 2006, but we will continue to make cash payments through the third quarter of 2007. Charges recorded in connection with this restructuring plan were $0 and $83 in the quarters ended June 29, 2007 and June 30, 2006, respectively, and $0 and $407 in the six months ended June 29, 2007 and June 30, 2006, respectively.

The following table sets forth our restructuring reserve activity for the six months ended June 29, 2007:

		European		North
	Puerto Rico	Shared		American
	Manufacturing	Service	Global	Apparel
	Facility	Center	Reorganization	Licensing	Total
Restructuring liabilities as of December 31, 2006	$475	$368	$2,969	$—	$3,812
Severance and employment related charges/(credits)	—	(48)	4,548	3,213	7,713
Severance and employment related cash payments	(198)	(68)	(5,555)	(932)	(6,753)

Restructuring liabilities as of June 29, 2007	$277	$252	$1,962	$2,281	$4,772

The charges/(credits) in the restructuring reserve table exclude a net credit of $199 related to the vesting and forfeiture of certain shares as discussed above, which was recorded as a reduction to equity in the first quarter of 2007. Severance and employment related charges consist primarily of severance, health benefits and other employee related costs.
Note 12. Share Repurchase
On February 7, 2006, our Board of Directors approved a repurchase program of 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 0 and 348,388 for the quarter and six months ended June 29, 2007, respectively. As of June 29, 2007, 3,197,597 shares remained under this authorization.
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
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) results of operations and liquidity and capital resources. The discussion gives effect to the restatement discussed in Note 2 to the unaudited condensed consolidated financial statements. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the unaudited condensed consolidated financial statements and related notes. Included herein are discussions and reconciliations of (i) total Company, total International, Europe and Asia revenue changes to constant dollar revenue growth and (ii) diluted EPS to diluted EPS excluding restructuring and related costs. Constant dollar revenue growth, which excludes the impact of changes in foreign exchange rates, and diluted EPS excluding restructuring and related costs are not Generally Accepted Accounting Principle (“GAAP”) performance measures. We provide constant dollar revenue growth for total Company, total International, Europe and Asia results because we use the measure to understand revenue changes excluding the impact of items which are not under management’s direct control, such as changes in foreign exchange rates. Management provides diluted EPS excluding restructuring and related costs because it uses the measure to analyze the earnings of the Company. Management believes this measure is a reasonable reflection of the earnings levels from ongoing business activities.
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
The Company exercises its judgment in determining whether a position meets the more likely than not threshold for recognition, based on the individual facts and circumstances of that position in light of all available evidence. In measuring the FIN 48 liability we consider amounts and probabilities of outcomes that could be realized upon settlement with taxing authorities using the facts, circumstances and information available at the balance sheet date. These reflect the Company’s best estimates, but they involve inherent uncertainties. As a result, if new information becomes available, the Company’s judgments and estimates may change. A change in judgment relating to a tax position taken in a prior annual period will be recognized as a discrete item in the period in which the change occurs. A change in judgment relating to a tax position taken in a prior interim period within the same fiscal year will be reflected through our effective tax rate.
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
A summary of our second quarter of 2007 financial performance, compared to the second quarter of 2006, follows:
•	Second quarter revenue decreased 1.1%, or 3.0% on a constant dollar basis, to $224.1 million. Gains in international markets, primarily in men’s and women’s casual footwear, growth in the U.S. industrial category, and revenues from the Howies and IPATH acquisitions were offset by anticipated declines in boots and kids’ sales, as well as Timberland® apparel.

•	Gross margin decreased from 45.3% to 44.2%, driven by lower margins on close-out and off-price sales and higher product costs primarily due to anti-dumping duties on footwear imported into the EU from China and Vietnam.

•	Operating expenses were $130.6 million, up 6.3% from the prior year period. The increase reflects increased costs associated with share-based and incentive compensation, International business expansion, new business initiatives, foreign exchange rate impacts, and restructuring, partially offset by decreased marketing and corporate support expenses.

•	We recorded an operating loss of $31.5 million in the second quarter of 2007 compared to an operating loss of $20.2 million in the prior year period. These results reflected gross profit pressures from close-out activity and off-price sales, as well as the costs of incentive compensation, International expansion and investments in new businesses.

•	Net loss was $19.2 million in the second quarter of 2007 compared to $16.6 million in the second quarter of 2006. Loss per share increased from $(.26) in the second quarter of 2006 to $(.31) in the second quarter of 2007. Excluding restructuring and related costs in both periods, loss per share increased from $(.26) to $(.30).

•	Cash at the end of the quarter was $97.5 million with no debt outstanding.
The Company continues to expect significant sales declines in boots and kids’ sales in 2007, likely in the range of $100 million globally, which will offset strong gains in other parts of the portfolio, and believes that full year revenue will likely decline by low single digits compared to the prior year. Lower boots and kids’ sales, higher levels of promotional activity, and increased product costs will place continued pressure on operating margins, with expectations for full-year declines in the range of 350 basis points compared to prior year levels excluding restructuring costs. Timberland anticipates that these impacts will be greater in the third quarter, with relatively improved performance in the fourth quarter. For the third quarter, Timberland anticipates revenue declines in the mid to high single digit range compared to the prior year. For the fourth quarter, it is targeting relatively flat revenues and operating margin, due in part to benefits from cost savings actions implemented for the second half of the year.
As discussed in Note 2 to the unaudited condensed consolidated financial statements, the derivative instruments entered into by the Company are not designated as hedging instruments for accounting purposes. Changes in the fair value of these financial derivatives are recorded in the income statement when the changes occur. As a result, changes in foreign currency rates are expected to increase the volatility of our earnings throughout 2007 until our current outstanding contracts expire. The Company is currently developing a program that would qualify for hedge accounting treatment to aid in mitigating our foreign currency exposures and decrease the volatility of our earnings. We expect to begin hedging the Company’s 2008 foreign currency exposure under this new hedging program in the third quarter of 2007. Under this proposed hedging program the Company will perform a quarterly assessment of the effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in earnings.
Statements made above and elsewhere in this Quarterly Report on Form 10-Q regarding the Company’s performance targets and outlook are based on our current expectations. These statements are forward-looking, and actual results may differ materially. See Item 1A, Risk Factors, in Part II of this Report for important additional information on forward-looking statements.
Results of Operations for the Quarter Ended June 29, 2007 and June 30, 2006
Revenue
Consolidated revenue of $224.1 million decreased $2.5 million, or 1.1%, compared to the second quarter of 2006. On a constant dollar basis, consolidated revenues were down 3.0%. U.S. revenue totaled $111.1 million, an 8.5% decline from 2006. International revenues were $113.0 million, a 7.5% increase over 2006. On a constant dollar basis, International revenue rose 3.4%, with growth in Asia, Europe and Canada.
Segments Review
We have three reportable business segments (see Note 8 to the unaudited condensed consolidated financial statements): U.S. Wholesale, U.S. Consumer Direct and International.
Timberland’s U.S. Wholesale revenues decreased 11.0% to $78.5 million, primarily driven by anticipated sales decreases in boots and kids’ footwear, as well as lower sales of Timberland® apparel. The decline in Timberland® apparel is the result of decreased demand resulting in lower seasonal sell-through. These declines were partially offset by strong growth in Timberland PRO® footwear, the acquisition of IPATH and growth in SmartWool® apparel and accessories.
Our U.S. Consumer Direct business recorded revenues of $32.6 million, down 2.1% compared with the second quarter of 2006. Retail was down 3.1% while our e-commerce businesses increased 13.0%. Comparable store sales declined 4.2%. Lower retail sales primarily in Timberland® apparel and outdoor performance footwear offset increased sales of men’s and women’s casual footwear and boots. We had 82 specialty and outlet stores at June 29, 2007 compared to 78 stores at June 30, 2006. We are targeting 4 net store additions in the U.S. during 2007.
Overall, International revenues for the second quarter of 2007 were $113.0 million, or 50.4% of consolidated revenues, compared to $105.2 million, or 46.4%, for the second quarter of 2006. On a constant dollar basis, revenues grew 3.4%.

Europe’s revenues increased 8.9% to $77.0 million, a 1.9% increase in constant dollars. Strong growth in the U.K., including the acquisition of Howies, as well as the Benelux region, was partially offset by continued softness in Southern Europe. Strong growth in men’s and women’s casual footwear, outdoor performance and accessories was partially offset by an anticipated decline in boots and a decrease in apparel sales, as declines in Timberland® apparel were only partially offset by the inclusion of Howies. In Asia, revenue grew 5.8%, 8.3% on a constant dollar basis, to $29.3 million driven by strength in our distributor business, and in Malaysia, Japan, and Hong Kong. Asia’s growth reflected strong sales gains in men’s and women’s casual footwear and outdoor performance footwear, offset by a modest decline in apparel and accessories revenue.
Products
Worldwide footwear revenue was $154.5 million in the second quarter of 2007, up $3.7 million, or 2.5%, from the prior year quarter. These results were driven by growth in men’s and women’s casual footwear, the Timberland PRO® series and the acquisition of IPATH, partially offset by anticipated sales declines in boots and kids’. Worldwide apparel and accessories revenue fell 7.0% to $66.5 million, as revenue from the acquisitions of Howies and IPATH, as well as strong growth from SmartWool, was offset by a decline in Timberland® apparel, related to decreased demand resulting in lower seasonal sell-through. Royalty and other revenue was $3.1 million in the second quarter of 2007 compared to $4.3 million in the prior year quarter, reflecting decreased sales primarily of kids’ apparel in the U.S.
Channels
Growth in our global consumer direct business was offset by continued softness in worldwide wholesale revenue. Consumer direct revenues grew 3.8% to $73.2 million, primarily due to strong growth in Asia, the acquisition of Howies and growth in our U.S. e-commerce business. Overall, comparable store sales were down globally, but we benefited from global door expansion. We opened 10 and closed 3 stores, shops and outlets worldwide in the second quarter of 2007. Wholesale revenue was $150.9 million, a 3.3% decrease compared to the prior year quarter. Wholesale revenue declines in the U.S. and Europe were largely driven by sales declines in boots and kids, in part resulting from unseasonable weather, as well as declines in Timberland® apparel, due to decreased demand resulting in lower seasonal sell-through. These declines offset growth, primarily in men’s and women’s casual footwear, in Asia, and growth from Timberland PRO, the acquisition of IPATH, and SmartWool in the U.S.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 44.2% for the second quarter of 2007, 110 basis points lower than in the second quarter of 2006. Gross margins were reduced by increased close-out activity primarily in Europe and Asia, lower margins on off-price sales in the U.S., and higher product costs due primarily to anti-dumping duties on footwear imported into the EU. These impacts were partially offset by favorable foreign exchange rate changes, favorable variances to standard costs and growth in international sales, which have higher margins than U.S. sales, as a percentage of total sales.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $20.9 million and $20.5 million for the second quarters of 2007 and 2006, respectively.
Operating Expense
Operating expense for the second quarter of 2007 was $130.6 million, an increase of $7.7 million, or 6.3%, over the second quarter of 2006. The increase was driven by a $4.4 million increase in selling expense, $2.7 million in additional general and administrative costs and $0.6 million in restructuring charges.
Selling expense was $99.5 million, an increase of $4.4 million, or 4.7%, over the same period in 2006. This growth was driven by increased costs associated with International expansion of $2.1 million, new businesses and specialty category development of $1.9 million, and share-based and incentive compensation of $0.9 million, and partially offset by a decrease in marketing expenses of $1.2 million. The impact of changes in foreign exchange rates increased selling expense by $1.7 million, or 1.8%.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $8.7 million and $8.2 million in the second quarters of 2007 and 2006, respectively.
Advertising expense, which is included in selling expense, was $2.3 million and $2.6 million in the second quarters of 2007 and 2006, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of June 29, 2007 and June 30, 2006 was $0.5 million and $1.8 million, respectively.
General and administrative expense for the second quarter of 2007 was $30.1 million, an increase of 9.9% over the $27.4 million reported in the second quarter of 2006. Share-based and incentive compensation costs increased $2.8 million, of which $2.2 million relates to a non-recurring credit recorded in the second quarter of 2006 related to a specific incentive plan where targets were not achieved. New business and specialty category development increased by $0.9 million and expenses related to International businesses grew by $0.7 million. These increases were partially offset by decreases of approximately $0.4 million in each of shared-service center, legal and compliance and global support services costs. The impact of changes in foreign exchange rates was not material during the period.
We recorded net restructuring charges during the second quarter of 2007 of $1.0 million, compared to $0.4 million in the second quarter of 2006. The 2007 charges are comprised of $1.1 million in costs associated with our global reorganization offset by a credit of $0.1 million, which reflected a change in the estimate of severance costs associated with our decision to license our Timberland® apparel business in North America.
Operating Income/(Loss)
We recorded an operating loss of $31.5 million in the second quarter of 2007, compared to an operating loss of $20.2 million in the prior year period. Operating loss included restructuring charges of $1.0 million in the second quarter of 2007 compared to $0.4 million in the second quarter of 2006. Operating loss as a percent of revenue increased from 8.9% in the second quarter of 2006 to 14.0% in the second quarter of 2007, impacted by declines in footwear and apparel sales, lower gross margin resulting primarily from increased levels of, and lower margins on, off-price and close-out activities and higher levels of operating expenses as noted above.
Operating income for our U.S. Wholesale segment was $9.9 million, down 33.9% from the second quarter of 2006. The decline was driven by the 11.0% revenue decline, primarily due to lower sales of boots and kids’ and Timberland® apparel, and a 215 basis point drop in gross margin, largely driven by lower margins on off-price footwear sales and higher volume of off-price apparel sales. Operating expenses decreased slightly from the second quarter of 2006 primarily as a result of lower marketing costs.
Timberland’s U.S. Consumer Direct segment posted an operating loss of $(0.9) million for the second quarter of 2007 compared to an operating loss of $(0.2) million in the prior year period. Soft spring sales contributed to a 2.1% decline in revenue, while gross margin decreased by 20 basis points due largely to close-out activity. Operating expense increased modestly as there were four additional stores operating in 2007 as compared to 2006.
We had an operating loss in our International business of $(5.5) million for the second quarter of 2007 compared to operating income of $0.8 million, driven largely by a 14.3% increase in operating expenses. Higher operating costs were driven primarily by wholesale and retail expansion, the effects of changes in foreign exchange rates, restructuring costs associated with our global reorganization, new businesses and increased incentive compensation expense. Gross margin also declined by 225 basis points as a result of increased levels of discounting in Europe and Asia and higher product costs, including the effect of EU duties.
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, decreased 2.2% to $35.0 million. The main drivers of the improvement were decreases in restructuring, legal and compliance and global support services costs, and increases in favorable purchase price and other variances to standard costs, which were partially offset by an increase in share-based and incentive compensation costs.

Other Income/(Expense) and Taxes
Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $0.7 million for the second quarters of both 2007 and 2006, respectively.
Other, net, included $1.2 million of foreign exchange gains in the second quarter of 2007 and $(7.4) million of foreign exchange losses in the second quarter of 2006, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts, and the timing of settlement of local currency denominated receivables and payables. These losses were driven by the volatility of exchange rates within the second quarters of 2007 and 2006 and should not be considered indicative of expected future results.
The effective income tax rate for the second quarter of 2007 was 34.5%. Based on our full year estimate of global income and the geographical mix of our profits as well as provisions for certain tax reserves, our full year tax rate would be 38.4%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions. The effective income tax rate for the second quarter of 2006 was 35.8%.
Results of Operations for the Six Months Ended June 29, 2007 and June 30, 2006
Revenue
Consolidated revenue for the first six months of 2007 was $560.5 million, a decrease of $16.0 million, or 2.8%, compared to the first six months of 2006. On a constant dollar basis, consolidated revenues were down 5.6%. U.S. revenue totaled $250.3 million, an 11.2% decline from 2006. International revenues were $310.2 million, a 5.3% increase over 2006. On a constant dollar basis, International revenues were flat, with growth in Asia and Canada being offset by a decline in Europe.
Segments Review
The Company’s U.S. Wholesale revenues decreased 14.8% to $183.8 million, primarily driven by anticipated sales decreases in boots and kids’ footwear, as well as lower sales of Timberland® apparel, and men’s and women’s casual footwear. The decline in Timberland® apparel is the result of decreased demand resulting in lower seasonal sell-through. These declines were partially offset by strong growth in Timberland PRO® footwear, in SmartWool® apparel and accessories and the acquisition of IPATH.
Our U.S. Consumer Direct business increased slightly to $66.5 million from the $66.3 million reported in the first six months of 2006. Comparable store sales declined 1.2%, while our e-commerce business grew by 8.0%. Increases in boots and kids’ and men’s and women’s casual footwear were offset by declines in Timberland® apparel and outdoor performance footwear.
Overall, International revenues for the first six months of 2007 were $310.2 million, or 55.3% of consolidated revenues, compared to $294.5 million, or 51.1%, for the first six months of 2006. On a constant dollar basis, International revenues were essentially flat. Europe’s reported revenues increased 3.6% to $228.3 million, but decreased 4.0% in constant dollars. Strong growth in our distributor business, Scandinavia and revenue from the acquisition of Howies was offset by weakness in Southern Europe, the U.K., and, Germany. Solid growth in men’s and women’s casual footwear, outdoor performance and accessories was offset by an anticipated decline in boots and kids’ and a decrease in apparel sales, as declines in Timberland® apparel were only partially offset by the inclusion of Howies. In Asia, revenue grew 13.2%, 14.4% on a constant dollar basis, to $67.0 million driven by strength in our distributor business, in Japan, Malaysia, Singapore and Hong Kong. Asia’s growth reflected strong sales gains across all product categories.
Products
Worldwide footwear revenue was $390.1 million for the first six months of 2007, down $14.6 million, or 3.6%, from the same period in 2006. Anticipated sales declines in boots and kids’ were partially offset by strong growth in the Timberland PRO® series and men’s and women’s casual footwear, as well as the acquisition of IPATH. Worldwide apparel and accessories revenue fell slightly to $161.9 million, as strong growth from SmartWool and the Howies and IPATH acquisitions, was offset by a decline in Timberland® apparel. Royalty and other revenue was $8.4 million in the first six months of 2007 compared to $8.8 million in the prior year period, reflecting decreased sales primarily of kids’ apparel in the U.S. partially offset by increased sales of Timberland PRO® licensed products.

Channels
Growth in our global consumer direct business was offset by continued softness in worldwide wholesale revenue. Consumer direct revenues grew 6.9% to $150.5 million, primarily due to strong growth in Asia, the acquisition of Howies and growth in our U.S. e-commerce business. Overall, comparable store sales were down, with slight improvements in Asia offset by declines in the U.S. and Europe, which were impacted by unseasonable weather conditions. We saw benefits on the revenue line from global door expansion as well as strong growth in our e-commerce business in the U.S. We had 247 stores, shops and outlets worldwide at the end of the second quarter of 2007 compared to 229 at June 30, 2006. Wholesale revenue was $409.9 million, a 5.9% decrease compared to the first six months of 2006. Wholesale revenue declines in the U.S. and Europe were largely driven by sales declines in boots and kids, in part resulting from unseasonable weather, as well as declines in Timberland® apparel as a result of decreased demand resulting in lower seasonal sell-through. These declines offset growth, primarily in men’s and women’s casual footwear and boots, in Asia and growth from Timberland PRO, SmartWool and IPATH in the U.S.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 46.5% for the first half of 2007, or 150 basis points lower than the prior year period. Gross margins were reduced by off-price and discounted sales in the U.S. and Asia and close-out activity primarily in Europe and Asia, as well as higher product costs due primarily to anti-dumping duties on footwear imported into the EU. These impacts were partially offset by favorable foreign exchange rate changes, geographic mix and variances to standard costs.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $41.2 million and $40.7 million in the first half of 2007 and 2006, respectively.
Operating Expense
Operating expense for the first six months of 2007 was $278.6 million, an increase of $21.8 million, or 8.5%, over the first six months of 2006. The increase was driven by a $9.8 million increase in selling expense, a $6.6 million increase in restructuring charges and $5.4 million in additional general and administrative costs.
Selling expense for the first six months of 2007 was $209.6 million, an increase of $9.8 million, or 4.9%, over the same period in 2006. This growth was driven by increased costs associated with International expansion of $5.7 million and new businesses and specialty category development of $4.4 million, partially offset by decreases in marketing expense of $3.2 million and share-based and incentive compensation of $0.3 million. The impact of changes in foreign exchange rates increased selling expense by $4.4 million, or 2.2%.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $19.6 million and $17.7 million in the first half of 2007 and 2006, respectively.
Advertising expense, which is included in selling expense, was $6.3 million and $8.4 million in the first half of 2007 and 2006, respectively. The decrease in advertising expense reflects lower levels of co-op spending as well as decreased media spending. The decreased co-op spending is reflective of the decline in our wholesale revenues. Additionally, the first six months of 2006 included a significant campaign in Japan and a new launch in China that were not repeated in the first six months of 2007.
General and administrative expense for the first six months of 2007 was $61.4 million, an increase of 9.7% over the $56.0 million reported in the first six months of 2006. Share-based and incentive compensation costs increased $2.3 million, of which $2.2 million relates to a non-recurring credit recorded in the second quarter of 2006 related to a specific incentive plan where targets were not achieved. Expenses related to International businesses increased $1.9 million, and new business development costs increased by $1.5 million. The impact of changes in foreign exchange rates was not material during the period.
We recorded net restructuring charges of $7.5 million during the first six months of 2007, compared to $0.9 million in the first six months of 2006. The 2007 charges relate to costs associated with our global reorganization of $4.3 million and costs associated with our decision to license our Timberland® apparel business in North America of $3.2 million. Charges in 2006 related to the establishment of a shared service center in Europe and the related consolidation of accounting structure, and costs associated with the consolidation of our Caribbean manufacturing facilities.

Operating Income/(Loss)
Operating loss for the first half of 2007 was $(17.8) million, compared to operating income of $19.9 million in the prior year period. Operating loss included restructuring charges of $7.5 million in the first six months of 2007 compared to $0.9 million included in operating income in the first six months of 2006. Results were impacted by declines in footwear and apparel sales, lower gross margin resulting from increased levels of, and lower margins on, off-price and close-out activities as well as higher product costs, and higher levels of operating expenses as noted above.
Operating income for our U.S. Wholesale segment decreased 47.1% to $27.2 million in the first half of 2007. A 14.8% decline in revenues, primarily driven by anticipated sales decreases in boots and kids’ footwear, as well as lower sales of Timberland® apparel, combined with a 435 basis point drop in gross margin, largely driven by lower margins on off-price footwear sales and higher volume of off-price apparel sales drove the year over year decline. Excluding restructuring charges of $3.2 million associated with our decision to license our Timberland® apparel line in North America to Phillips-Van Heusen, operating expenses decreased slightly from the first half of 2006 primarily as a result of lower marketing costs.
U.S. Consumer Direct’s operating income was $0.2 million for the first half of 2007 compared to break even in the prior year period driven by a slight improvement in gross margin, due to lower promotion levels and close-out activity, on a flat sales base.
Operating income for our International business declined 36.2% to $30.7 million in the first six months of 2007 compared to the first six months of 2006, largely driven by a 17.0% increase in operating expenses. Higher operating costs were incurred primarily due to wholesale and retail expansion, new businesses, restructuring costs associated with our global reorganization, increased incentive compensation, higher staffing levels in Asia, consulting initiatives and certain non- recurring credits in 2006, along with the effects of changes in foreign exchange rates. Gross margin declined by 210 basis points as a result of increased levels of discounting in Europe and Asia and higher product costs, including the effect of EU duties.
Our Unallocated Corporate expenses decreased 4.7% to $76.0 million. The principal drivers were a decrease in share-based and incentive compensation costs and increases in favorable variances to standard costs, partially offset by an increase in restructuring charges.
Other Income/(Expense) and Taxes
Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.8 million for the first six months of both 2007 and 2006, respectively.
Other, net included $1.8 million of foreign exchange gains in the first half of 2007 and $(7.9) million of foreign exchange losses in the first half of 2006, respectively, resulting from the timing of settlement of local currency denominated receivables and payables. These gains were driven by the volatility of exchange rates within the first half of 2007 and 2006 and should not be considered indicative of expected future results.
The effective income tax rate for the first half of 2007 was 34.5%. Based on our full year estimate of global income and the geographical mix of our profits as well as provisions for certain tax reserves, our full year tax rate would be 38.4%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions. The effective income tax rate for the first half of 2006 was 35.8%.

Reconciliation of Total Company, International, Europe and Asia Revenue Increases/(Decreases) To Constant Dollar Revenue Increases/(Decreases)
Total Company Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended June 29, 2007		Ended June 29, 2007
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue decrease (GAAP)	$(2.5)	-1.1%	$(16.0)	-2.8%
Increase due to foreign exchange rate changes	4.3	1.9%	16.1	2.8%

Revenue decrease in constant dollars	$(6.8)	-3.0%	$(32.1)	-5.6%
International Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended June 29, 2007		Ended June 29, 2007
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue increase (GAAP)	$7.9	7.5%	$15.6	5.3%
Increase due to foreign exchange rate changes	4.3	4.1%	16.1	5.5%

Revenue increase/(decrease) in constant dollars	$3.6	3.4%	$(0.5)	-0.2%
Europe Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended June 29, 2007		Ended June 29, 2007
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue increase (GAAP)	$6.3	8.9%	$8.1	3.6%
Increase due to foreign exchange rate changes	4.9	7.0%	16.8	7.6%

Revenue increase/(decrease) in constant dollars	$1.4	1.9%	$(8.7)	-4.0%
Asia Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended June 29, 2007		Ended June 29, 2007
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue increase (GAAP)	$1.6	5.8%	$7.8	13.2%
Decrease due to foreign exchange rate changes	(0.7)	-2.5%	(0.7)	-1.2%

Revenue increase in constant dollars	$2.3	8.3%	$8.5	14.4%
Management provides constant dollar revenue changes for total Company, International, Europe and Asia results because we use the measure to understand revenue changes excluding the impact of items which are not under management’s direct control, such as changes in foreign exchange rates.
Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs

	For the Quarter		For the Six Months
	Ended		Ended
		June 30,		June 30,
		2006		2006
	June 29,	(As	June 29,	(As
	2007	Restated)	2007	Restated)

Diluted EPS, as reported	$(.31)	$(.26)	$(.16)	$.15
Per share impact of restructuring and related costs	.01	—	.08	.01

Diluted EPS excluding restructuring and related costs	$(.30)	$(.26)	$(.08)	$.16

Management provides diluted EPS excluding restructuring and related costs because it is used to analyze the earnings of the Company. Management believes this measure is a reasonable reflection of the earnings levels from ongoing business activities.

Accounts Receivable and Inventory
Accounts receivable was $134.8 million as of June 29, 2007, compared with $125.7 million at June 30, 2006. Days sales outstanding were 54 days as of June 29, 2007, compared with 50 days as of June 30, 2006. Wholesale days sales outstanding were 66 days and 58 days for the second quarters ended 2007 and 2006, respectively. The increase in receivables and days sales outstanding was driven by some erosion in European collections, the impact of sales timing, and the business mix effects of international growth.
Inventory was $215.9 million as of June 29, 2007, compared with $211.0 million as of June 30, 2006. The increase in inventory was driven by investments in new brands, such as Howies®, GoLite® and IPATH®, as well as increased product costs.
Liquidity and Capital Resources
Net cash used by operations for the first half of 2007 was $57.4 million, compared with $35.6 million for the first half of 2006. The decline in net income was the primary driver of the reduction in operating cash. Reductions in net income were offset by a reduction in cash used for working capital. Our cash used for working capital declined to $69.5 million for the first six months of 2007 as compared with $87.1 million for the first six months of 2006.
Net cash used for investing activities was $25.7 million in the first half of 2007, compared with $16.3 million in the first half of 2006. The increase is due to the acquisition of IPATH in the second quarter of 2007.
Net cash used by financing activities was $0.8 million in the first half of 2007, compared with $55.5 million in the first half of 2006. Cash flows for financing activities reflected share repurchases of $13.5 million in the first six months of 2007, compared with $69.9 million in the first six months of 2006. We received cash inflows of $11.7 million in the first half of 2007 from the issuance of common stock related to the exercise of employee stock options, compared with $12.1 million in the first half of 2006.
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 5.3% at June 29, 2007), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of June 29, 2007, the applicable margin under the facility was 47.5 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of June 29, 2007, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of 3:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
We had uncommitted lines of credit available from certain banks totaling $50 million at June 29, 2007. Any borrowings under these lines would be at prevailing money market rates (approximately 5.8% at June 29, 2007). Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.
As of June 29, 2007 and June 30, 2006, we had no borrowings outstanding under any of our credit facilities.
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

Aggregate Contractual Obligations
Upon adoption of FIN 48, we had $22.1 million of gross liability for uncertain tax positions recorded in Other long-term liabilities. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.
Off-Balance Sheet Arrangements
As of June 29, 2007 and June 30, 2006, we had letters of credit outstanding of $41.2 million and $40.3 million, respectively. These letters of credit were issued predominantly for the purchase of inventory. The increase in letters of credit outstanding was driven by obligations associated with definitive EU anti-dumping duties on European Union footwear sourced in China and Vietnam.
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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. At June 29, 2007 and June 30, 2006, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet and changes in their fair value are recorded in the income statement. Therefore, changes in foreign currency rates will increase the volatility of our earnings until our open contracts expire. These foreign currency forward contracts will expire in 7 months or less. Based upon sensitivity analysis as of June 29, 2007, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $14.9 million, compared to an increase/decrease of $16.2 million at June 30, 2006. The decrease at June 29, 2007, compared with June 30, 2006, is primarily related to the Company’s election not to hedge a portion of our forecasted 2008 exposure at June 29, 2007. The Company is currently developing a program that would qualify for hedge accounting treatment to aid in mitigating our foreign currency exposures and decrease the volatility of our earnings. We expect to begin hedging the Company’s 2008 foreign currency exposure under this new hedging program in the third quarter of 2007. Under this proposed hedging program the Company will perform a quarterly assessment of the effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in earnings. Further, there will be continued earnings volatility for the remainder of 2007 resulting from our current outstanding contracts, which do not qualify for hedge accounting.
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
Under the direction of the principal executive officer and principal financial officer, management evaluated the Company’s disclosure controls and procedures, including consideration of the restatement discussed in Note 2 to our unaudited condensed consolidated financial statements, which management had previously concluded to be effective, and concluded that a material weakness existed in our internal control over financial reporting with respect to controls over the proper application of generally accepted accounting principles for certain complex transactions, including the accounting for derivative instruments.
We have engaged in, and continue to engage in, substantial efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. During the three months ended June 29, 2007, the following changes to our internal control over financial reporting were made:
•	The Company supplemented its accounting staff by hiring key accounting personnel with the technical accounting expertise necessary to evaluate and document complex transactions.

•	The Company has engaged outside consultants to provide support and technical expertise regarding the documentation, initial and ongoing testing of its hedges and the application of hedge accounting to enhance its existing internal financial control policies and procedures and to ensure the hedges are accounted for in accordance with generally accepted accounting principles.
Although the Company has implemented the remediation procedures as discussed above, management cannot yet assert that the remediation is effective as it has not had sufficient time to test the operating effectiveness of the newly implemented controls. Management expects that the remediation of this material weakness in internal control over financial reporting will be complete before management and the Company’s independent registered public accounting firm must report on the effectiveness of internal control over financial reporting as of December 31, 2007. As a result, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 29, 2007.
Other than progress on remediation of the previously reported material weakness, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 29, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	We held our Annual Meeting of Stockholders on May 17, 2007 (the “Annual Meeting”).

(b)	At the Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

	Total Votes for	Total Votes Withheld
Nominee	Each Director	from Each Director
Ian W. Diery	41,078,303	2,129,808
Irene M. Esteves	41,078,146	2,129,965
John A. Fitzsimmons	41,090,614	2,117,497
The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:

	Total Votes for	Total Votes Withheld
Nominee	Each Director	from Each Director
Sidney W. Swartz	160,113,255	531,456
Jeffrey B. Swartz	160,105,668	539,043
Virginia H. Kent	158,804,402	1,840,309
Kenneth T. Lombard	160,254,883	389,828
Edward W. Moneypenny	158,542,671	2,102,040
Peter R. Moore	157,181,346	3,463,365
Bill Shore	158,327,800	2,316,911
Terdema L. Ussery, II	160,396,994	247,717
There were no abstentions or broker non-votes with respect to the election of the director nominees.
The holders of Class A Common Stock and the holders of Class B Common Stock, voting together as a single class, approved a proposal to adopt The Timberland Company 2007 Incentive Plan. A total of 130,798,568 votes were cast in favor, 23,705,759 votes were cast against, 58,842 votes were abstentions, and 6,081,542 votes were broker non-votes.

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

THE TIMBERLAND COMPANY (Registrant)
Date: August 8, 2007	By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
Chief Executive Officer

Date: August 8, 2007	By:	/s/ JOHN CRIMMINS
John Crimmins
Acting Chief Financial Officer, Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.