Form 10-Q
period 2007-09-28
TIMBERLAND CO
filed 2007-11-07
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
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
Yes ☐   No ☑
On October 26, 2007, 49,503,050 shares of the registrant’s Class A Common Stock were outstanding and 11,743,660 shares of the registrant’s Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q

		Page(s)

Part I Financial Information (unaudited)		3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets — September 28, 2007, December 31, 2006 and September 29, 2006 (as restated)	3

	Unaudited Condensed Consolidated Statements of Operations — For the Quarter and Nine Months Ended September 28, 2007 and September 29, 2006 (as restated)	4

	Unaudited Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended September 28, 2007 and September 29, 2006 (as restated)	5

Notes to Unaudited Condensed Consolidated Financial Statements		6–20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20–30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30–31

Item 4.	Controls and Procedures	31–32

Part II Other Information		33

Item 1A.	Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		34

Item 6.	Exhibits	35

Signatures		36

Exhibit Index		37

Exhibits
EX-10.1 FIRST AMENDMENT TO THE SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT, DATED SEPTEMBER 4, 2007
EX-31.1 PRINCIPAL EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 302
EX-31.2 PRINCIPAL FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 302
EX-32.1 CEO CERTIFICATION PURSUANT TO SECTION 906
EX-32.2 CFO CERTIFICATION PURSUANT TO SECTION 906

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 28,	December 31,	September 29,
	2007	2006	2006
			(As Restated,
			See Note 2)
Assets
Current assets
Cash and equivalents	$43,951	$181,698	$61,850
Accounts receivable, net of allowance for doubtful accounts of $14,684 at September 28, 2007, $12,493 at December 31, 2006 and $13,002 at September 29, 2006	286,575	204,016	330,384
Inventory, net	259,207	186,765	250,522
Prepaid expense	42,081	42,130	41,059
Prepaid income taxes	21,309	12,353	—
Deferred income taxes	18,956	21,633	18,443
Derivative assets	57	176	1,388

Total current assets	672,136	648,771	703,646

Property, plant and equipment, net	88,098	94,640	86,201
Deferred income taxes	23,008	18,553	10,446
Goodwill	44,792	39,717	39,533
Intangible assets, net	54,296	47,865	42,597
Other assets, net	12,810	10,831	10,467

Total assets	$895,140	$860,377	$892,890

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$46,600	$—	$54,200
Accounts payable	104,185	110,031	127,440
Accrued expense
Payroll and related	34,973	38,476	34,432
Other	79,046	84,258	88,374
Income taxes payable	12,243	49,938	35,443
Derivative liabilities	4,810	2,925	1,455

Total current liabilities	281,857	285,628	341,344

Deferred income taxes	26,406	—	—
Other long-term liabilities	15,495	13,064	13,486

Total liabilities	323,758	298,692	354,830

Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 73,353,284 shares issued at September 28, 2007, 72,664,889 shares issued at December 31, 2006 and 72,512,804 shares issued at September 29, 2006	734	727	725
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at September 28, 2007, December 31, 2006 and September 29, 2006	117	117	117
Additional paid-in capital	248,329	224,611	216,816
Retained earnings	851,026	838,462	802,251
Accumulated other comprehensive income	21,060	15,330	10,538

Treasury Stock at cost; 23,850,234 Class A shares at September 28, 2007, 22,428,168 Class A shares at December 31, 2006 and 21,603,950 Class A shares at September 29, 2006	(549,884)	(517,562)	(492,387)

Total stockholders’ equity	571,382	561,685	538,060

Total liabilities and stockholders’ equity	$895,140	$860,377	$892,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Quarter Ended		For the Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
		(As Restated,		(As Restated,
		See Note 2)		See Note 2)
Revenue	$433,294	$502,980	$993,749	$1,079,396
Cost of goods sold	229,891	263,151	529,600	562,886

Gross profit	203,403	239,829	464,149	516,510

Operating expense
Selling	122,260	123,178	331,890	323,046
General and administrative	28,943	32,044	90,385	88,054
Restructuring and related costs, net	7,545	(92)	15,059	820

Total operating expense	158,748	155,130	437,334	411,920

Operating income	44,655	84,699	26,815	104,590

Other income
Interest income/(expense), net	(420)	(308)	1,376	1,463
Other income/(expense), net	(1,128)	2,137	(310)	(4,816)

Total other income/(expense), net	(1,548)	1,829	1,066	(3,353)

Income before provision for income taxes	43,107	86,528	27,881	101,237

Provision for income taxes	17,242	30,977	11,989	36,243

Net income	$25,865	$55,551	$15,892	$64,994

Earnings per share
Basic	$.42	$.89	$.26	$1.03
Diluted	$.42	$.88	$.26	$1.01
Weighted-average shares outstanding
Basic	61,352	62,120	61,310	62,910
Diluted	61,860	63,062	61,974	64,069
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months Ended
	September 28,	September 29,
	2007	2006
		(As Restated,
		See Note 2)
Cash flows from operating activities:
Net income	$15,892	$64,994
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	1,978	90
Share-based compensation	7,328	14,796
Depreciation and other amortization	23,598	20,413
Provision for asset impairment	5,817	—
Tax benefit from share-based compensation, net of excess benefit	(829)	1,284
Unrealized loss on derivatives	26	6,111
Other non-cash charges/(credits), net	3,897	(1,969)
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(72,753)	(155,614)
Inventory	(69,202)	(79,369)
Prepaid expense	1,202	(6,302)
Accounts payable	(8,087)	27,204
Accrued expense	(11,015)	19,365
Other liability	1,176	—
Income taxes prepaid and payable, net	(30,537)	(12,184)

Net cash used by operating activities	(131,509)	(101,181)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(12,811)	(30)
Additions to property, plant and equipment	(20,264)	(21,878)
Other	(1,640)	(4,211)

Net cash used by investing activities	(34,715)	(26,119)

Cash flows from financing activities:
Common stock repurchases	(28,512)	(95,543)
Net short-term borrowings	46,600	54,200
Issuance of common stock	11,957	13,478
Excess tax benefit from share-based compensation	1,097	2,605

Net cash provided (used) by financing activities	31,142	(25,260)

Effect of exchange rate changes on cash and equivalents	(2,665)	1,247

Net decrease in cash and equivalents	(137,747)	(151,313)
Cash and equivalents at beginning of period	181,698	213,163

Cash and equivalents at end of period	$43,951	$61,850

Supplemental disclosures of cash flow information:
Interest paid	$722	$693
Income taxes paid	$37,071	$44,416
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
The Company’s fiscal quarters end on the Friday closest to the calendar quarter end, except that the fourth quarter and fiscal year end on December 31. The third quarters and first nine months of 2007 and 2006 ended on September 28 and September 29, respectively.
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
In the third quarter and the nine months ended September 28, 2007, we recorded $974 and $2,270 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. In the third quarter and the nine months ended September 29, 2006, we recorded $1,107 and $2,774 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs are included in selling expense and were $5,365 and $3,846 for the third quarters of 2007 and 2006, respectively, and $13,076 and $11,910 for the nine months ended September 28, 2007 and September 29, 2006, respectively.
Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. As of September 28, 2007 and September 29, 2006, we had $783 and $3,654 of prepaid advertising costs recorded on our consolidated balance sheets, respectively. Advertising expense, which is included in selling expense in our consolidated statement of operations, was $4,042 and $6,486 for the quarters ending September 28, 2007 and September 29, 2006, respectively, and $10,717 and $14,862 for the nine months ended September 28, 2007 and September 29, 2006, respectively.
Taxes collected from customers and remitted to governmental authorities, such as sales, use and value added taxes, are recorded on a net basis.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the provisions of SFAS 157, but does not expect adoption of SFAS 157 to have a material impact on its consolidated financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including

an amendment of FASB Statement 115, which permits companies to choose to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The effect of adoption will be reported as a cumulative effect adjustment to beginning retained earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments or other items.
In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”). FIN 39 specifies what conditions must be met for an entity to have the right to offset assets and liabilities in the balance sheet. This FSP replaces the terms in FIN 39 with the term “derivative instruments” as defined under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with the effect of adoption reported as a retrospective change in accounting principle. The Company does not expect adoption of FIN 39-1 to have a material impact on its consolidated financial statements.
Note 2. Restatement
Subsequent to filing its Quarterly Report on Form 10-Q for the quarter ended September 29, 2006, the Company determined that it had not applied the proper method of accounting for certain foreign currency hedge instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and that its previously issued unaudited, condensed consolidated financial statements for the period ended September 29, 2006 should be restated. SFAS 133 allows companies to assert that the critical terms of a hedged item and those of the hedging derivative instrument match to achieve hedge accounting treatment. These critical terms include the underlying currency, amount, and timing. When these conditions are met, the hedging approach referred to as the matched-critical terms method may be applied. After reviewing its hedging program the Company concluded that the settlement of its derivatives which occur at the end of each fiscal quarter do not effectively match the revenue of its business which is recorded on a daily basis. As a result of this mismatch, the Company’s hedging activity did not qualify for hedge accounting treatment under this approach.
The Company filed an amendment to its Annual Report on Form 10-K for the period ended December 31, 2006 to restate its financial statements for the years 2006, 2005 and 2004 and related financial information for 2002 and 2003 and for each of the quarters in 2006 and 2005. In addition to correcting our accounting for derivatives as noted above, the restated financial statements also include adjustments for other errors not recorded when the Company originally prepared its unaudited, condensed consolidated financial statements. These errors, primarily relating to long-term incentive compensation plans, were not previously recorded because the Company concluded these errors, both individually and in the aggregate, were not material to its financial statements.
The effects of the restatement adjustments discussed above on the accompanying condensed consolidated financial statements as of and for the quarter and nine months ended September 29, 2006 and the related tax effects, are presented below:
BALANCE SHEET

	As of September 29, 2006
	As Previously
	Reported	Adjustments	As Restated
Assets
Current assets
Cash and equivalents	$61,850	$—	$61,850
Accounts receivable, net of allowance for doubtful accounts	330,384	—	330,384
Inventory, net	250,522	—	250,522
Prepaid expense	41,059	—	41,059
Deferred income taxes	18,416	27	18,443
Derivative assets	1,388	—	1,388

Total current assets	703,619	27	703,646

Property, plant and equipment, net	86,201	—	86,201
Deferred income taxes	8,261	2,185	10,446
Goodwill	39,533	—	39,533

	As of September 29, 2006
	As Previously
	Reported	Adjustments	As Restated
Intangible assets, net	42,597	—	42,597
Other assets, net	10,467	—	10,467

Total assets	$890,678	$2,212	$892,890

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$54,200	$—	$54,200
Accounts payable	127,440	—	127,440
Accrued expense
Payroll and related	34,275	157	34,432
Other	88,374	—	88,374
Income taxes payable	34,087	1,356	35,443
Derivative liabilities	1,455	—	1,455

Total current liabilities	339,831	1,513	341,344

Other long-term liabilities	13,486	—	13,486
Stockholders’ equity
Preferred Stock	—	—	—
Class A common stock	725	—	725
Class B common stock	117	—	117
Additional paid-in capital	211,370	5,446	216,816
Retained earnings	807,093	(4,842)	802,251
Accumulated other comprehensive income	10,443	95	10,538
Treasury stock	(492,387)	—	(492,387)

Total stockholders’ equity	537,361	699	538,060

Total liabilities and stockholders’ equity	$890,678	$2,212	$892,890

STATEMENT OF OPERATIONS

	Quarter Ended September 29, 2006
	As Previously
	Reported	Adjustments	As Restated
Revenue	$502,980	$—	$502,980
Cost of goods sold	266,324	(3,173)	263,151

Gross profit	236,656	3,173	239,829

Operating expense
Selling	123,660	(482)	123,178
General and administrative	32,300	(256)	32,044
Restructuring and related costs, net	(92)	—	(92)

Total operating expense	155,868	(738)	155,130

Operating income	80,788	3,911	84,699

Other income
Interest income/(expense), net	(308)	—	(308)
Other income/(expense), net	494	1,643	2,137

Total other income/(expense), net	186	1,643	1,829

Income before provision for income taxes	80,974	5,554	86,528

Provision for income taxes	29,099	1,878	30,977

	Quarter Ended September 29, 2006
	As Previously
	Reported	Adjustments	As Restated
Net income	$51,875	$3,676	$55,551

Earnings per share:
Basic	$.84	$.06	$.89
Diluted	$.82	$.06	$.88

Weighted-average shares outstanding:
Basic	62,120		62,120
Diluted	63,062		63,062

	Nine Months Ended September 29, 2006
	As Previously
	Reported	Adjustments	As Restated
Revenue	$1,079,396	$—	$1,079,396
Cost of goods sold	563,816	(930)	562,886

Gross profit	515,580	930	516,510

Operating expense
Selling	324,014	(968)	323,046
General and administrative	88,568	(514)	88,054
Restructuring and related costs	820	—	820

Total operating expense	413,402	(1,482)	411,920

Operating income	102,178	2,412	104,590

Other income
Interest income, net	1,463	—	1,463
Other income/(expense), net	2,087	(6,903)	(4,816)

Total other income/(expense), net	3,550	(6,903)	(3,353)

Income before provision for income taxes	105,728	(4,491)	101,237

Provision for income taxes	37,639	(1,396)	36,243

Net income	$68,089	$(3,095)	$64,994

Earnings per share:
Basic	$1.08	$(.05)	$1.03
Diluted	$1.06	$(.05)	$1.01

Weighted-average shares outstanding:
Basic	62,910		62,910
Diluted	64,069		64,069

STATEMENT OF CASH FLOWS

	Nine Months Ended September 29, 2006
	As Previously
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$68,089	$(3,095)	$64,994
Adjustments to reconcile to net cash used by operating activities:
Deferred income taxes	(495)	585	90
Share-based compensation	16,417	(1,621)	14,796
Depreciation and other amortization	20,413	—	20,413
Tax benefit from share-based compensation, net of excess benefit	1,284	—	1,284
Unrealized loss on derivatives	—	6,111	6,111
Non-cash charges/(credits), net	(1,969)	—	(1,969)
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(155,614)	—	(155,614)
Inventory	(79,369)	—	(79,369)
Prepaid expense	(6,302)	—	(6,302)
Accounts payable	27,204	—	27,204
Accrued expense	19,365	—	19,365
Income taxes prepaid and payable, net	(10,204)	(1,980)	(12,184)

Net cash used by operating activities	(101,181)	—	(101,181)

Net cash used by investing activities	(26,119)	—	(26,119)

Net cash used by financing activities	(25,260)	—	(25,260)

Effect of exchange rate changes on cash and equivalents	1,247	—	1,247

Net decrease in cash and equivalents	(151,313)		(151,313)
Cash and equivalents at beginning of period	213,163	—	213,163

Cash and equivalents at end of period	$61,850	—	$61,850

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
As a result of the adoption of FIN 48, we recognized a $3,328 increase in our liability for unrecognized tax benefits, which was recorded as a reduction to the January 1, 2007 retained earnings balance. As of January 1, 2007 we had a $22,068 gross liability for uncertain tax positions included in other long-term liabilities on our balance sheet, including $20,044, which, if recognized, would affect the Company’s effective tax rate. The effective tax rate for the quarters ended September 28, 2007 and September 29, 2006 was 40.0% and 35.8%, respectively. The effective tax rate for the nine months ended September 28, 2007 and September 29, 2006 was 43.0% and 35.8%, respectively. During the third quarter of 2007 it was determined that it was more likely than not that net operating loss carryforwards in Luxembourg would not be utilized in the future and, accordingly, a valuation allowance of $1.7 million was recorded on the related deferred tax asset.

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
Note 4. Share-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” using the modified prospective application method. Share-based compensation costs, which are recorded in cost of goods sold and selling and general and administrative expenses, totaled $2,870 and $4,642 for the quarter ended September 28, 2007 and September 29, 2006, respectively, and $7,527 and $14,796 for the nine months ended September 28, 2007 and September 29, 2006, respectively. The decrease in share-based compensation costs is due to the impact of forfeitures of nonvested shares due to executive departures, and a higher estimated forfeiture rate of stock options.
On February 28, 2007 our Board of Directors adopted The Timberland Company 2007 Incentive Plan (the “Plan”), which was subsequently approved by shareholders on May 17, 2007. The Plan was established to provide for grants of awards to key employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the Management Development and Compensation Committee of the Board of Directors (“MDCC”), are in a position to make significant contributions to the success of the Company and its affiliates. The Plan is intended to replace our 1997 Incentive Plan (“1997 Plan”). Awards under the Plan may take the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance awards, cash and other awards that are convertible into or otherwise based on, the Company’s stock. A maximum of 4,000,000 shares may be issued under the Plan, subject to adjustment as provided in the Plan. The Plan also contains limits with respect to the awards that can be made to any one person. Stock options granted under the Plan will be granted with an exercise price equal to fair market value at date of grant. All options expire ten years from date of grant. Awards granted under the Plan will become exercisable or vest as determined by the Administrator of the Plan. At September 28, 2007 there were 3,851,500 shares available for grant under the Plan.
On February 27, 2007 the MDCC approved terms of The Timberland Company 2007 Executive Long Term Incentive Program (“2007 LTIP”) with respect to equity awards to be made to certain Company executives, and on February 28, 2007 the Board of Directors also approved the 2007 LTIP with respect to the Company’s Chief Executive Officer. The 2007 LTIP was established under the Plan. The settlement of the awards will be based on the achievement of net income targets for the twelve month period from January 1, 2007 through December 31, 2007. Awards are expected to be settled in early 2008 but not later than March 31, 2008. The total minimum and maximum values to be settled under the 2007 LTIP are $1,625 and $7,188, respectively. If the threshold performance goal, as defined in the 2007 LTIP, is not met a minimum settlement of $1,625 will be awarded. The awards will be settled 60% in stock options, which will vest equally over a three year vesting schedule, and 40% in restricted stock, which will vest equally over a two year vesting schedule. For purposes of the settlement, the number of shares subject to the options will be based on the value of the option as of the date of issuance of the option using the Black-Scholes option pricing model, and the number of restricted shares issued will be based on the fair market value of the Company’s stock on the date of issuance. At September 28, 2007 the Company had recognized a $0.3 million liability on the condensed consolidated balance sheet related to the 2007 LTIP.
Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Expected volatility	27.9%	29.9%	29.2%	30.2%
Risk-free interest rate	4.5%	4.9%	4.7%	4.7%
Expected life (in years)	4.0	4.0	4.7	4.2
Expected dividends	—	—	—	—
The following summarizes transactions under all stock option arrangements for the nine months ended September 28, 2007:

			Weighted-
		Weighted- Average	Average Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2007	5,253,794	$27.07
Granted	802,531	26.11
Exercised	(593,578)	18.68
Expired or forfeited	(542,927)	30.92

Outstanding at September 28, 2007	4,919,820	$27.50	6.45	$2,686,107

Vested or expected to vest at September 28, 2007	4,763,432	$27.42	6.38	$2,686,032

Exercisable at September 28, 2007	3,175,080	$26.10	5.32	$2,685,357

Unrecognized compensation expense related to nonvested stock options was $9,734 as of September 28, 2007. The expense is expected to be recognized over a weighted average period of 1.6 years.
Nonvested Shares
Changes in the Company’s nonvested shares for the nine months ended September 28, 2007 are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2007	932,476	$32.59
Awarded	54,333	25.78
Vested	(371,210)	37.19
Forfeited	(185,076)	30.20

Nonvested at September 28, 2007	430,523	$28.79

Unrecognized compensation expense related to nonvested shares was $4,794 as of September 28, 2007. The expense is expected to be recognized over a weighted average period of 1.5 years.
In February 2007 we announced that Kenneth Pucker, Executive Vice President and Chief Operating Officer would be leaving the Company effective March 31, 2007. When Mr. Pucker left the Company, he vested in certain shares previously awarded under the Company’s incentive compensation plans and forfeited certain other shares awarded but not vested upon termination. An award, based on the achievement of a 2004 performance target, of 200,000 nonvested shares with a value of $7,904 was issued on July 5, 2005 and was to vest two years after that date. This award vested when he separated, per the terms of the award agreement. As part of our global reorganization, $593 was recorded as a restructuring charge, which represents the expense that would have been recorded for these shares in the second and third quarters of 2007 had Mr. Pucker remained with the Company. Additionally, upon his departure, Mr. Pucker forfeited 35,819 shares granted in March 2004 that would have cliff-vested in March 2008. The Company recorded a credit of approximately $792 in restructuring reflecting the reversal of expense associated with these shares recorded through December 2006. These charges and credits were reflected in the condensed consolidated statement of operations for the quarter ended March 30, 2007.
In September 2006, our Board of Directors approved an award of $1,000 of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan, based on the achievement of a revenue target over a twelve month measurement period from September 30, 2006 through September 28, 2007. During the first quarter of 2007 the Company determined that it was not probable that the target would be achieved, and, accordingly, share-based compensation cost of $250 that was recorded in accrued payroll and related expenses on the consolidated balance sheet at December 31, 2006, was reversed.
In 2004, our Board of Directors approved awards of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2006 performance targets, 36,232 nonvested shares with a value of $934 were issued on July 10, 2007. The number of shares issued was determined by the share price on the issuance date. These shares will fully vest three years from the issuance date. Based on the achievement of 2005 performance targets, 377,770 nonvested shares with a value of $10,000 were issued on July 5, 2006 and will fully vest three years from that date. During the first nine months of 2007, 109,560 of these nonvested shares with a value of $2,900 were forfeited by certain executives when they left the Company. Based on the achievement of 2004 performance targets, 275,117 nonvested shares with a value of $10,873 were issued on July 5, 2005 and will vest equally over three years from that date. During the first nine months of 2007, 39,697 of these nonvested shares with a value of $1,569 were forfeited by certain executives when they left the Company. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions.
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

Note 6. Earnings Per Share (“EPS”)
Basic earnings per share excludes common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised and nonvested shares vested. The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the quarter and nine months ended September 28, 2007 and September 29, 2006:

	For the Quarter Ended
	September 28, 2007			September 29, 2006
		Weighted-			Weighted-
		Average	Per-		Average	Per-
	Net Income	Shares	Share Amount	Net Income	Shares	Share Amount

Basic EPS	$25,865	61,352	$.42	$55,551	62,120	$.89
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	—	209		—	636
Nonvested shares	—	299		—	306

Diluted EPS	$25,865	61,860	$.42	$55,551	63,062	$.88

	For the Nine Months Ended
	September 28, 2007			September 29, 2006
		Weighted-			Weighted-
		Average	Per-		Average	Per-
	Net Income	Shares	Share Amount	Net Income	Shares	Share Amount

Basic EPS	$15,892	61,310	$.26	$64,994	62,910	$1.03
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	—	320		—	898
Nonvested shares	—	344		—	261

Diluted EPS	$15,892	61,974	$.26	$64,994	64,069	$1.01

The following options (in thousands) were outstanding as of September 28, 2007 and September 29, 2006, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares and, as a result, their inclusion would be anti-dilutive:

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Options to purchase shares of common stock	3,858	3,392	3,605	2,573
Note 7. Hedging
The Company enters into foreign currency forward contracts to hedge certain transactions in foreign currencies to mitigate the volatility of exchange rate fluctuations on cash flows. The Company’s cash flow exposures include recognized and anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, inter-company charges, as well as collections and payments. The risk in these exposures is the potential for losses associated with the conversion of non-functional currency cash flows into the functional currency. During the quarter ended September 28, 2007, the Company developed a program that qualifies for hedge accounting treatment to aid in mitigating the Company’s foreign currency exposures and to decrease the volatility in earnings. The Company began hedging its 2008 foreign currency exposure under this new hedging program in the third quarter of 2007. Under this hedging program the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. The Company’s hedging strategy uses forward contracts as cash flow hedging instruments which are recorded in the condensed consolidated balance sheet at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income and reclassified to earnings in the period that the transaction that is subject to the related hedge contract is recognized in earnings. Hedge ineffectiveness is evaluated by the hypothetical derivative method and the ineffective portion of the hedge is reported in the condensed consolidated statement of operations. The amount of hedge ineffectiveness for the quarter and nine months ended September 28, 2007 was not material and is recorded in other income/(expense), net. At September 28, 2007 the Company had approximately $2.0 million of after-tax losses related to the foreign currency cash flow hedges in accumulated other comprehensive income. The Company expects to reclass pretax losses of $1.8 million from accumulated other comprehensive income to the income statement within the next twelve months. No amounts were reclassified from accumulated other comprehensive income for the quarter and nine months ended September 28, 2007 and September 29, 2006.
Forward contracts related to the Company’s foreign currency exposure for the remainder of 2007 are not designated as hedging instruments for accounting purposes as the documentation requirements were not met for hedge accounting. These forward contracts are recorded at fair value with changes in the fair value of these instruments recognized in earnings (see Note 2). The Company recorded in other income/(expense), net, gains (losses) on these outstanding forward contracts of approximately $(6.1) million and $3.1 million for the quarter ended September 28, 2007 and September 29, 2006, respectively, and $(6.5) million and $(6.1) million for the nine months ended September 28, 2007 and September 29, 2006, respectively.
At September 28, 2007 and September 29, 2006, the Company had foreign exchange contracts outstanding with a notional value of $165.4 million and $224.4 million, respectively, with maturities through early January 2009.
Note 8. Comprehensive Income
Comprehensive income for the third quarter and nine months ended September 28, 2007 and September 29, 2006 is as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net income	$25,865	$55,551	$15,892	$64,994
Other comprehensive income:
Change in cumulative translation adjustment, net of tax	5,438	(769)	7,708	7,584
Unrealized loss on hedging instruments, net of tax	(1,978)	—	(1,978)	—

Other comprehensive income	3,460	(769)	5,730	7,584

Total comprehensive income	$29,325	$54,782	$21,622	$72,578

Note 9. Business Segments and Geographic Information
We have three reportable segments, each sharing similar products, distribution channels and marketing. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International.
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
The following table presents the segment information as of and for the quarter and nine months ended September 28, 2007 and September 29, 2006, respectively:
For the Quarter Ended September 28, 2007 and September 29, 2006

		U.S.		Unallocated
	U.S. Wholesale	Consumer Direct	International	Corporate	Consolidated
2007

Revenue	$148,087	$44,189	$241,018	$—	$433,294
Operating income (loss)	40,101	(3,269)	48,844	(41,021)	44,655
Income (loss) before income taxes	40,101	(3,269)	48,844	(42,569)	43,107
Total assets	327,090	30,106	419,184	118,760	895,140
Goodwill	34,988	794	9,010	—	44,792

2006

Revenue	$204,953	$45,857	$252,170	$—	$502,980
Operating income (loss)	65,009	2,799	69,605	(52,714)	84,699
Income (loss) before income taxes	65,009	2,799	69,605	(50,885)	86,528
Total assets	347,505	36,772	416,794	91,819	892,890
Goodwill	31,745	794	6,994	—	39,533

For the Nine Months Ended September 28, 2007 and September 29, 2006

		U.S.		Unallocated
	U.S. Wholesale	Consumer Direct	International	Corporate	Consolidated
2007

Revenue	$331,843	$110,737	$551,169	$—	$993,749
Operating income (loss)	67,341	(3,094)	79,555	(116,987)	26,815
Income (loss) before income taxes	67,341	(3,094)	79,555	(115,921)	27,881

2006

Revenue	$420,524	$112,157	$546,715	$—	$1,079,396
Operating income (loss)	116,510	2,807	117,730	(132,457)	104,590
Income (loss) before income taxes	116,510	2,807	117,730	(135,810)	101,237
The following summarizes our revenue by product for the quarters and nine months ended September 28, 2007 and September 29, 2006:

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Footwear	$310,300	$367,982	$700,448	$772,694
Apparel and accessories	116,237	129,439	278,146	292,366
Royalty and other	6,757	5,559	15,155	14,336

	$433,294	$502,980	$993,749	$1,079,396

Note 10. Inventory
Inventory, net of reserves, consists of the following:

	September 28, 2007	December 31, 2006	September 29, 2006
Materials	$5,693	$5,386	$4,469
Work-in-process	1,426	1,333	998
Finished goods	252,088	180,046	245,055

Total	$259,207	$186,765	$250,522

Note 11. Acquisitions
On April 25, 2007 we acquired substantially all of the assets of IPATH, LLC (“IPATH”). IPATH designs, develops and markets skateboarding-inspired casual footwear, apparel and accessories. IPATH’s results are reported in our U.S. Wholesale and International segments from the date of acquisition. The purchase price was $12,555, subject to adjustment, including transaction fees. The Company has not yet completed its final purchase price allocation related to the fair value of IPATH’s intangible assets. Pending completion of that assessment, an estimate of fair value of the identifiable intangible assets has been recorded as of September 28, 2007. The Company has recorded $698 for net assets acquired, and allocated $5,650 of the purchase price to the value of trademarks associated with the business, $1,167 to customer related and other intangible assets, and $5,040 to goodwill. Goodwill and intangible assets related to the IPATH acquisition are recorded in our U.S. Wholesale and International segments based on the expected level of benefit from the acquisition to each of the reportable segments.
In December 2006, we acquired 100% of the stock of Howies Limited (“Howies”). Pursuant to the final allocation of the purchase price, which was completed in the second quarter of 2007, trademarks were increased by $1,136; customer related and other intangible assets were reduced by $141; and goodwill was reduced to zero. The excess of fair value over cost, as a result of contingent consideration issuable under the arrangement, is recorded in other long-term liabilities on our unaudited condensed consolidated balance sheet.
Note 12. Notes Payable
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (the “Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 5.5% at September 28, 2007), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of September 28, 2007, the applicable margin under the facility was 47.5 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of September 28, 2007, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. On September 4, 2007, the Company entered into the First Amendment of the Agreement. The Amendment reduces the fixed charge coverage ratio from 3:1 to 2.25:1. All other terms and conditions were unchanged. In addition to the fixed charge coverage ratio, the other primary financial covenant relates to maintaining a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis. The Company was in compliance with the financial and non-financial covenants and ratios as of September 28, 2007.
We had uncommitted lines of credit available from certain banks totaling $50 million at September 28, 2007. Any borrowings under these lines would be at prevailing money market rates (approximately 5.9% at September 28, 2007). Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.
At September 28, 2007 we had short-term borrowings of $46.6 million, comprised of $45.0 million outstanding from our revolving credit agreement and $1.6 million from our uncommitted lines of credit. As of September 28, 2007, the weighted-average interest rate on these borrowings was 6.0%. At September 29, 2006, we had short-term borrowings outstanding of $54.2 million, comprised of $45.0 million from our revolving credit agreement and $9.2 million from our uncommitted lines of credit. As of September 29, 2006, the weighted-average interest rate on these borrowings was 5.6%.
Note 13. Restructuring and Related Costs
The Company incurred net restructuring charges/(credits) of $7,545 and $(92) in the third quarters of 2007 and 2006, respectively, and $15,059 and $820 in the nine months ended September 28, 2007 and September 29, 2006, respectively. The components of these charges are discussed below.
Global Retail Portfolio Review
On September 26, 2007, we announced our decision to close approximately 40, principally larger, specialty retail stores in the U.S., Europe and Asia. This action is consistent with the Company’s plan to continue to test the smaller, footwear-focused stores in the U.S. and certain international markets. The Company also plans to close several underperforming U.S. outlet stores. The majority of the store closures are expected to occur in the first several months of 2008. The Company expects to incur an estimated $16.3 million of pre-tax restructuring charges associated with the implementation of this program, of which approximately $11 million and $5.3 million will be reported in the Consumer Direct and International segments, respectively. The restructuring charges expected to be incurred in the Consumer Direct segment in connection with this program include approximately $5.7 million of lease termination costs, $3.9 million of impairment charges related to property and equipment and $1.4 million of severance and related costs. For the quarter ended September 28, 2007 the Consumer Direct segment incurred impairment charges related to property and equipment of $3.9 million and severance and related costs for field employees of $1.0 million. The restructuring charges expected to be incurred in the International segment in connection with this program include approximately $2.4 million of lease termination costs, $1.9 million of impairment charges related to property and equipment and $1.0 million of severance and related costs. For the quarter ended September 28, 2007 the International segment incurred impairment charges related to property and equipment of $1.9 million and severance and related costs for field employees of $0.7 million. Cash payments associated with this program are expected to be made through the fourth quarter of 2008.

North American Apparel Licensing
On February 7, 2007, we announced our entry into a five year licensing agreement with Phillips-Van Heusen for the design, sourcing and marketing of apparel in North America under the Timberland® brand, beginning with the Fall 2008 line. We incurred a restructuring charge/(credit) of $(127) and $3,086 in the third quarter and nine months ended September 28, 2007, respectively, to reflect employee severance, outplacement services and asset disposal costs associated with the implementation of this strategy. This restructuring charge is reflected in the U.S. Wholesale segment and Unallocated Corporate. Cash payments associated with this initiative are expected to be made through the fourth quarter of 2008.
Executive Departure
On February 7, 2007, we also announced that Kenneth P. Pucker, Executive Vice President and Chief Operating Officer would be leaving the Company effective March 31, 2007. Mr. Pucker entered into a separation agreement with the Company, which provided for a cash payment and, pursuant to a prior award agreement (See Note 4), the vesting of certain shares previously awarded under the Company’s incentive compensation plans. In connection with our global reorganization discussed below, the Company recorded a restructuring charge of approximately $3,593 in the first quarter of 2007 to record these costs. Additionally, a credit of approximately $792 was recorded to restructuring associated with the forfeiture of other shares awarded to Mr. Pucker but not vested upon termination. See Note 4 for details of the impact of share-based awards included in this restructuring charge. Of the total charge, $3,000 was a cash item that was paid in the second quarter of 2007. The remaining $593 charge and the $(792) credit were recorded as a net reduction to equity. The total net charge of $2,801 is reflected in our Unallocated Corporate component for segment reporting.
Global Reorganization
During the fourth quarter of 2006, the Company announced a global reorganization to better align our organizational structure with our key consumer categories. During the third quarter and nine months ended September 28, 2007 we incurred charges of $148 and $1,696 for additional severance and employment related items. Cash payments associated with the global reorganization are expected to be made through the remainder of 2007.
European Shared Service Center
During the first quarter of 2006, we initiated a plan to create a European finance shared service center in Schaffhausen, Switzerland. This shared service center is responsible for all transactional and statutory financial activities that had previously been performed by our locally based finance organizations. During the first quarter of 2007 we completed certain restructuring activities for less than anticipated and recorded a credit to reverse charges taken in prior periods. (Credits)/charges recorded in connection with this restructuring plan were $43 and $91 in the quarters ended September 28, 2007 and September 29, 2006, respectively, and $(5) and $596 for the nine months ended September 28, 2007 and September 29, 2006, respectively.
Puerto Rico Manufacturing Facility
During fiscal 2005, the Company consolidated its Caribbean manufacturing operations. We ceased operations in our Puerto Rico manufacturing facility and expanded our manufacturing volume in the Dominican Republic. The Puerto Rico closure was completed in the second quarter of 2006. Charges/(credits) recorded in connection with this restructuring plan were $0 and $(183) in the quarters ended September 28, 2007 and September 29, 2006, respectively, and $0 and $224 in the nine months ended September 28, 2007 and September 29, 2006, respectively.
The following table sets forth the cash components of our restructuring reserve activity for the nine months ended September 28, 2007. The non-cash components and other amounts reported as restructuring and related costs in the condensed consolidated statement of operations have been summarized in the notes to the table.

	Liability at	Charges and		Liability at
	December 31, 2006	(Credits)(a)	Cash Payments	September 28, 2007

Puerto Rico Manufacturing Facility	$475	$—	$(301)	$174
European Shared Service Center	368	(5)	(155)	208
Global Reorganization	2,969	4,696	(6,675)	990
North American Apparel Licensing	—	3,086	(1,311)	1,775
Global Retail Portfolio Review	—	1,665	—	1,665

Totals as of September 28, 2007	$3,812	$9,442	$(8,442)	$4,812

(a)	The charges/(credits) in the restructuring reserve table above exclude a net credit of $199 related to the vesting and forfeiture of certain shares, which was recorded as a reduction to equity in the first quarter of 2007 and $5.8 million of impairment charges related to property and equipment associated with implementation of the Global Retail Portfolio Review.

Charges and credits in the table above consist primarily of severance, health benefits and other employee related costs. The cash payments in the table above are principally comprised of severance and related costs.
Note 14. Share Repurchase
On February 7, 2006, our Board of Directors approved a repurchase program of 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 777,965 and 1,126,353 for the quarter and nine months ended September 28, 2007, respectively. As of September 28, 2007, 2,419,632 shares remained under this authorization.
From time to time, we use Rule 10b5-1 plans to facilitate share repurchases.
Note 15. Litigation
We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.
Note 16. Product Recall
On September 26, 2007 the Company announced the voluntary recall of some Timberland PRO® Direct Attach Steel Toe Series products due to a potential safety issue. The Company recorded a charge of $2.8 million in the quarter ended September 28, 2007 related to the recall based on an estimate of retailer inventory returns and consumer product replacement costs. The Company expects to incur incremental air freight and other costs related to the recall of approximately $1 million in the fourth quarter of 2007.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) results of operations and liquidity and capital resources. The discussion gives effect to the restatement discussed in Note 2 to the unaudited condensed consolidated financial statements. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the unaudited condensed consolidated financial statements and related notes. Included herein are discussions and reconciliations of (i) total Company, total International, Europe and Asia revenue changes to constant dollar revenue growth; (ii) diluted EPS to diluted EPS excluding restructuring and related costs and (iii) total operating expenses excluding restructuring and related costs. Constant dollar revenue growth, which excludes the impact of changes in foreign exchange rates, and diluted EPS excluding restructuring and related costs are not Generally Accepted Accounting Principle (“GAAP”) performance measures. We provide constant dollar revenue growth for total Company, total International, Europe and Asia results because we use the measure to understand revenue changes excluding the impact of items which are not under management’s direct control, such as changes in foreign exchange rates. Management provides diluted EPS excluding restructuring and related costs and operating expenses excluding restructuring and related costs because it uses these measures to analyze the earnings of the Company. Management believes this measure is a reasonable reflection of the earnings levels from ongoing business activities.
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
A summary of our third quarter of 2007 financial performance, compared to the third quarter of 2006, follows:
•	Third quarter revenue decreased 13.9%, or 16.3% on a constant dollar basis, to $433.3 million. The anticipated declines in boots and kids’ footwear sales and Timberland® apparel, as well as lower revenue from men’s and women’s casual footwear were partially offset by gains from the IPATH acquisition, growth in SmartWool® apparel and accessories and outdoor performance.

•	Gross margin decreased from 47.7% to 46.9%, driven by higher volume of and lower margins on off-price and promotional sales, higher product costs primarily due to anti-dumping duties on footwear imported into the EU from

China and Vietnam and business mix impacts. The Company’s gross margin was also impacted by costs associated with a voluntary recall of certain Timberland PRO® products for a potential safety issue.

•	Operating expenses were $158.7 million, up 2.3% from the prior year period. The increase reflects costs associated with the global retail portfolio review, specialty category development and foreign exchange rate impacts, offset by decreased marketing and share-based and incentive compensation costs. Excluding restructuring charges, operating expenses decreased approximately $4 million or 2.6%.

•	We recorded operating income of $44.7 million in the third quarter of 2007 compared to $84.7 million in the prior year period. These results reflected anticipated declines in boots and kids’ footwear and Timberland® apparel, continued softness in the wholesale business in the U.S. and Europe, gross profit pressures from off-price and promotional sales and higher costs related to International businesses. During the quarter the Company also recorded $7.5 million of restructuring and related costs principally as a result of its decision to close certain stores in the U.S., Europe and Asia.

•	Net income was $25.9 million in the third quarter of 2007 compared to $55.6 million in the third quarter of 2006. Diluted earnings per share decreased from $.88 in the third quarter of 2006 to $.42 in the third quarter of 2007. Excluding restructuring and related costs, diluted earnings per share was $.49 for the quarter ended September 28, 2007.

•	Cash at the end of the quarter was $44.0 million.

•	Short-term debt outstanding at the end of the quarter was $46.6 million.

•	We continue to maintain our focus on serving as a reference for socially responsible companies through our commitment to community. In September 2007 we hosted our 10th annual Serv-a-palooza, mobilizing thousands of employees, consumers and community partners from around the world in projects that impacted communities in 32 countries. We are also pleased to report that for the 4th consecutive year we have been recognized by Working Mother as one of the top companies to work for in the U.S.
For the full year, the Company anticipates revenue declines in the mid-single digit range and operating margin declines in the range of 400 to 450 basis points compared to prior year levels excluding restructuring costs.
As discussed in Note 2 to the unaudited condensed consolidated financial statements, certain derivative instruments entered into by the Company are not designated as hedging instruments for accounting purposes. Changes in the fair value of these financial derivatives are recorded in the income statement when the changes occur. As a result, changes in foreign currency rates are expected to increase the volatility of our earnings throughout 2007 until these contracts expire. The Company began hedging its 2008 foreign currency exposure in the third quarter of 2007 under a program that qualifies for hedge accounting treatment to aid in mitigating its foreign currency cash flow exposures and decrease the volatility in earnings. Under this hedging program the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings (Note 7 to the condensed consolidated financial statements).
Statements made above and elsewhere in this Quarterly Report on Form 10-Q regarding the Company’s performance targets and outlook are based on our current expectations. These statements are forward-looking, and actual results may differ materially. See Item 1A, Risk Factors, in Part II of this Report for important additional information on forward-looking statements.
Results of Operations for the Quarter Ended September 28, 2007 and September 29, 2006
Revenue
Consolidated revenue of $433.3 million decreased $69.7 million, or 13.9%, compared to the third quarter of 2006. On a constant dollar basis, consolidated revenues were down 16.3%. U.S. revenue totaled $192.3 million, a 23.3% decline from 2006. International revenues were $241.0 million, a 4.4% decrease over 2006. On a constant dollar basis, International revenue decreased 9.3%, with growth in Asia offset by declines in Europe and Canada.

Segments Review
We have three reportable business segments (see Note 9 to the unaudited condensed consolidated financial statements): U.S. Wholesale, U.S. Consumer Direct and International.
Timberland’s U.S. Wholesale revenues decreased 27.7% to $148.1 million, primarily driven by anticipated sales declines in boots and kids’ footwear, as well as lower sales of Timberland® apparel. These declines were partially offset by growth in SmartWool® apparel and accessories and the acquisition of IPATH.
Our U.S. Consumer Direct business recorded revenues of $44.2 million, down $1.7 million, or 3.6%, compared with the third quarter of 2006. Comparable store sales declined 4.8%. Lower retail sales primarily in boots, Timberland® apparel and outdoor performance footwear offset increased sales of men’s and women’s casual footwear. We had 83 specialty and outlet stores at September 28, 2007 compared to 78 stores at September 29, 2006.
Overall, International revenues for the third quarter of 2007 were $241.0 million, or 56% of consolidated revenues, compared to $252.2 million, or 50.1%, for the third quarter of 2006. On a constant dollar basis, revenues decreased 9.3%. Europe’s revenues decreased 7.7% to $186.5 million, a 13.3% decrease in constant dollars. Continued softness throughout Europe was partially offset by gains in the distributor business. In Asia, revenue grew 7.6%, 6.9% on a constant dollar basis, to $39.3 million driven by strength in our distributor business and in Malaysia. Asia’s growth reflected sales gains in outdoor performance footwear, with modest gains in boots, men’s casual and kids footwear revenue.
Products
Worldwide footwear revenue was $310.3 million in the third quarter of 2007, down $57.7 million, or 15.7%, from the prior year quarter. These results were driven by anticipated sales declines in boots and kids’ and continued softness in the wholesale business in the U.S. and Europe. Worldwide apparel and accessories revenue fell 10.2% to $116.2 million, as revenue from the acquisition of IPATH, as well as strong growth from SmartWool, was offset by a decline in sales of Timberland® apparel. Royalty and other revenue was $6.8 million in the third quarter of 2007 compared to $5.6 million in the prior year quarter.
Channels
Growth in our global consumer direct business was offset by continued softness in worldwide wholesale revenue. Consumer direct revenues grew 2.9% to $89.3 million, primarily due to growth in Europe and Asia from door expansion. Comparable store sales were down globally by 5.6%. We opened 6 and closed 10 stores, shops and outlets worldwide in the third quarter of 2007. Wholesale revenue was $344.0 million, a 17.3% decrease compared to the prior year quarter. Wholesale revenue declines in the U.S. and Europe were largely driven by anticipated sales declines in boots, kids and apparel, as well as declines in men’s and women’s casual footwear sales. These declines offset growth in Asia primarily in boots, outdoor performance and apparel, and growth from the acquisition of IPATH, and SmartWool in the U.S.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 46.9% for the third quarter of 2007, an 80 basis point decrease from the third quarter of 2006. Gross margins were reduced by product mix, higher volume of and lower margins on off-price and promotional sales of apparel and footwear and higher product costs due in part to anti-dumping duties on footwear imported into the EU. These impacts were partially offset by favorable foreign exchange rate changes and growth in International sales, which have higher margins than U.S. sales, as a percentage of total sales.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $24.6 million and $29.9 million for the third quarters of 2007 and 2006, respectively.
Operating Expense
Operating expense for the third quarter of 2007 was $158.7 million, an increase of $3.6 million, or 2.3%, over the third quarter of 2006. The increase was driven by $7.5 million in restructuring charges, partially offset by a $3.1 million decrease in general and administrative costs and a $1.0 million decrease in selling expense.
Selling expense was $122.3 million, a decrease of approximately $1.0 million, over the same period in 2006. This modest decrease was driven by a decrease in marketing expenses of $6.9 million and share-based and incentive compensation of $4.3 million, partially offset by an increase in specialty category development of $4.0 million, an increase in bad debt expense and unfavorable foreign exchange rate impacts. The impact of changes in foreign exchange rates increased selling expense by $3.3 million, or 2.7%.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $11.4 million and $10.7 million in the third quarters of 2007 and 2006, respectively.
Advertising expense, which is included in selling expense, was $4.0 million and $6.5 million in the third quarters of 2007 and 2006, respectively. The decrease in advertising expense reflects lower levels of co-op spending reflective of the decline in our wholesale revenues, partially offset by an increase in media advertising compared to the prior year. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of September 28, 2007 and September 29, 2006 was $0.8 million and $3.7 million, respectively.
General and administrative expense for the third quarter of 2007 was $28.9 million, a decrease of 9.7% over the $32.0 million reported in the third quarter of 2006. Share-based and incentive compensation costs decreased $3.9 million and shared service center and global support services costs decreased $1.4 million due to additional integration costs incurred in 2006, partially offset by an increase of $1.3 million due to higher costs related to International businesses. The impact of changes in foreign exchange rates was not material during the period.
We recorded net restructuring charges during the third quarter of 2007 of $7.5 million, compared to a net credit of $(0.1) million in the third quarter of 2006. The 2007 charges are principally comprised of $7.5 million in costs associated with the anticipated store closures in the U.S., Europe and Asia as a result of the global retail portfolio review.
Operating Income
We recorded operating income of $44.7 million in the third quarter of 2007, compared to operating income of $84.7 million in the prior year period. Operating income included restructuring charges of $7.5 million in the third quarter of 2007 compared to a restructuring credit of $(0.1) million in the third quarter of 2006. Operating income as a percentage of revenue decreased from 16.8% in the third quarter of 2006 to 10.3% in the third quarter of 2007, impacted by declines in footwear and apparel sales, continued softness in the wholesale business in the U.S. and Europe and lower gross margin resulting primarily from product mix, increased levels of, and lower margins on, off-price and promotional activities and higher levels of restructuring charges as noted above.
Operating income for our U.S. Wholesale segment was $40.1 million, down 38.3% from the third quarter of 2006. The decline was driven by the 27.7% revenue decline, primarily due to lower sales of boots and kids’ footwear and Timberland® apparel, and a 200 basis point drop in gross margin, largely driven by higher volume of and lower margins on off-price and promotional footwear and apparel sales and product mix. Operating expenses decreased from the third quarter of 2006 primarily as a result of lower marketing costs.
Timberland’s U.S. Consumer Direct segment posted an operating loss of $(3.3) million for the third quarter of 2007 compared to operating income of $2.8 million in the prior year period. Soft sales contributed to a 3.6% decline in revenue, while gross margin decreased by 40 basis points due largely to promotional activity. Operating expense increased principally as a result of restructuring charges from our decision to close certain stores in the U.S., Europe and Asia.
We had operating income in our International business of $48.8 million for the third quarter of 2007 compared to operating income of $69.6 million in the third quarter of 2006, driven largely by higher operating costs, a 4.4% decline in revenue and a 150 basis point decrease in gross margin from prior year. Higher operating costs were driven primarily by wholesale and retail expansion, the effects of changes in foreign exchange rates and restructuring charges, partially offset by a decline in share-based and incentive compensation costs. Gross margin also declined as a result of an increase in volume of promotional activity and higher product costs, including the effect of EU duties.
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, decreased 22.2% to $41.0 million. The main drivers of the improvement were a decrease in share-based and incentive compensation costs and the impact of one-time start-up costs incurred in 2006 related to establishment of the shared service center, partially offset by an increase in restructuring charges.

Other Income/(Expense) and Taxes
Interest income/(expense), net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $(0.4) and $(0.3) million for the third quarter of 2007 and 2006, respectively.
Other income/(expense), net included $1.5 million of foreign exchange losses in the third quarter of 2007 and $(1.8) million of foreign exchange gains in the third quarter of 2006, respectively, resulting from changes in the fair value of derivative instruments, specifically forward contracts, and the timing of settlement of local currency denominated receivables and payables. These losses were driven by the volatility of exchange rates within the third quarters of 2007 and 2006 and should not be considered indicative of expected future results.
The effective income tax rate for the third quarter of 2007 was 40.0%. The Company estimates that its full-year tax rate will be in the range of 35.0% to 35.5%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions. The effective income tax rate for the third quarter of 2006 was 35.8%. During the third quarter of 2007 it was determined that it was more likely than not that net operating loss carryforwards in Luxembourg would not be utilized in the future and, accordingly, a valuation allowance of $1.7 million was recorded on the related deferred tax asset.
Results of Operations for the Nine Months Ended September 28, 2007 and September 29, 2006
Revenue
Consolidated revenue for the first nine months of 2007 was $993.7 million, a decrease of $85.6 million, or 7.9%, compared to the first nine months of 2006. On a constant dollar basis, consolidated revenues were down 10.6%. U.S. revenue totaled $442.6 million, a 16.9% decline from 2006. International revenues were $551.2 million, a 0.8% increase over 2006. On a constant dollar basis, International revenues decreased 4.4%, with growth in Asia offset by a decline in Europe and Canada.
Segments Review
The Company’s U.S. Wholesale revenues decreased 21.1% to $331.8 million, primarily driven by continued softness in the wholesale business, anticipated sales decreases in boots and kids’ footwear, as well as lower sales of Timberland® apparel. These declines were partially offset by growth in Timberland PRO® footwear, SmartWool® apparel and accessories and the acquisition of IPATH.
Our U.S. Consumer Direct business decreased 1.3% to $110.7 million from the $112.2 million reported in the first nine months of 2006. Comparable store sales declined 1.2%. Increases in men’s and women’s casual footwear were offset by declines in Timberland® apparel and outdoor performance footwear.
Overall, International revenues for the first nine months of 2007 were $551.2 million, or 55.5% of consolidated revenues, compared to $546.7 million, or 50.6%, for the first nine months of 2006. On a constant dollar basis, International revenues fell 4.4%. Europe’s reported revenues decreased 1.8% to $414.9 million or 8.5% in constant dollars. Growth in our distributor business and Scandinavia was offset by weakness across Europe. Solid growth in outdoor performance, men’s casual and accessories as well as the acquisition of IPATH was offset by an anticipated decline in boots and kids’ footwear. In Asia, revenue grew 11.1%, 11.5% on a constant dollar basis, to $106.3 million driven by strength in our distributor business and growth in Malaysia and Singapore. Asia’s growth reflected sales gains across all product categories.
Products
Worldwide footwear revenue was $700.4 million for the first nine months of 2007, down $72.2 million, or 9.3%, from the same period in 2006. Anticipated sales declines in boots and kids’ were partially offset by growth in the Timberland PRO® series, as well as the acquisition of IPATH. Worldwide apparel and accessories revenue fell 4.9% to $278.1 million, as strong growth from SmartWool was offset by a decline in Timberland® apparel. Royalty and other revenue was $15.2 million in the first nine months of 2007 compared to $14.3 million in the prior year period.

Channels
Growth in our global consumer direct business was offset by continued softness in worldwide wholesale revenue. Consumer direct revenues grew 5.4% to $239.8 million, primarily due to growth in Europe and Asia from door expansion. Overall, comparable store sales were down 3.8% globally, with slight improvements in Asia offset by declines in the U.S. and Europe. We saw benefits on the revenue line from targeted global door expansion. We had 243 stores, shops and outlets worldwide at the end of the third quarter of 2007 compared to 229 at September 29, 2006. Wholesale revenue was $753.9 million, an 11.5% decrease compared to the first nine months of 2006. Wholesale revenue declines in the U.S. and Europe were largely driven by sales declines in boots and kids, as well as declines in Timberland® apparel. These declines offset growth in Asia primarily in men’s casual footwear and boots and growth from Timberland PRO, SmartWool and the IPATH acquisition in the U.S.
Gross Profit
Gross profit as a percentage of sales, gross margin, was 46.7% for the first nine months of 2007, 120 basis points lower than the prior year period. Gross margins were reduced by a higher volume of and lower margins on off-price and promotional sales of apparel and footwear, higher product costs due in part to anti-dumping duties on footwear imported into the EU and product mix. These impacts were partially offset by favorable foreign exchange rate changes and growth in international sales, which have higher margins than U.S. sales, as a percentage of total sales.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $65.8 million and $70.5 million in the first nine months of 2007 and 2006, respectively.
Operating Expense
Operating expense for the first nine months of 2007 was $437.3 million, an increase of $25.4 million, or 6.2%, over the first nine months of 2006. The increase was driven by a $14.2 million increase in restructuring charges, an $8.8 million increase in selling expense, and $2.3 million in additional general and administrative costs.
Selling expense for the first nine months of 2007 was $331.9 million, an increase of $8.8 million, or 2.7%, over the same period in 2006. This growth was driven by increased costs associated with International expansion of $6.4 million and new businesses and specialty category development of $8.8 million, partially offset by decreases in marketing expense of $11.7 million and share-based and incentive compensation of $4.5 million. The impact of changes in foreign exchange rates increased selling expense by $7.6 million, or 2.4%.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $31.0 million and $28.3 million in the first nine months of 2007 and 2006, respectively.
Advertising expense, which is included in selling expense, was $10.7 million and $14.9 million in the first nine months of 2007 and 2006, respectively. The decrease in advertising expense primarily reflects lower levels of co-op spending which is reflective of the decline in our wholesale revenues; with media advertising relatively flat compared to the prior year.
General and administrative expense for the first nine months of 2007 was $90.4 million, an increase of 2.6% over the $88.1 million reported in the first nine months of 2006. Expenses related to International businesses increased $3.3 million and specialty category development costs increased by $2.3 million. These increases in general and administrative expense were partially offset by the impact of one-time start-up costs incurred in 2006 related to establishment of the shared service center and lower share-based and incentive compensation costs of $1.6 million. The impact of changes in foreign exchange rates increased general and administrative expense by $1.4 million.
We recorded net restructuring charges of $15.1 million during the first nine months of 2007, compared to $0.8 million in the first nine months of 2006. The 2007 charges relate to costs associated with our decision to close certain stores in the U.S., Europe and Asia, the decision to license our Timberland® apparel line in North America and exit costs associated with the global reorganization. Charges in 2006 related to the establishment of a shared service center in Europe and the related consolidation of accounting structure, and costs associated with the consolidation of our Caribbean manufacturing facilities.

Operating Income
Operating income for the first nine months of 2007 was $26.8 million, compared to $104.6 million in the prior year period. Operating income included restructuring charges of $15.1 million in the first nine months of 2007 compared to $0.8 million included in operating income in the first nine months of 2006. Results were impacted by anticipated declines in footwear and apparel sales, lower gross margin resulting from higher levels of and lower margins on off-price and promotional activities, higher product costs and higher levels of operating expenses as noted above.
Operating income for our U.S. Wholesale segment decreased 42.2% to $67.3 million in the first nine months of 2007. A 21.1% decline in revenues, primarily driven by anticipated sales declines in boots, kids’ footwear and Timberland® apparel, combined with a 340 basis point decrease in gross margin, largely driven by a higher volume of and lower margins on off-price and promotional footwear and apparel sales. Operating expenses, including restructuring charges associated with our decision to license our Timberland® apparel line in North America, decreased slightly from the prior year.
U.S. Consumer Direct’s operating loss was $(3.1) million for the first nine months of 2007 compared to operating income of $2.8 million in the prior year period, driven by a 1.3% decline in revenue, relatively flat gross margin and higher restructuring charges as a result of our decision to close certain stores in the U.S., Europe and Asia.
Operating income for our International business declined 32.4% to $79.6 million in the first nine months of 2007 compared to the first nine months of 2006, largely driven by a 16.6% increase in operating expenses. Higher operating costs were incurred primarily due to wholesale and retail expansion, restructuring costs associated with our global reorganization and retail portfolio review, higher staffing levels in Asia, along with the effects of changes in foreign exchange rates. Gross margin declined by 180 basis points as a result of an increase in the volume of promotional activity and higher product costs, including the effect of EU duties.
Our Unallocated Corporate expenses decreased 11.7% to $117.0 million. The principal drivers were a decrease in share-based and incentive compensation costs and lower consulting and marketing costs, partially offset by an increase in restructuring charges.
Other Income/(Expense) and Taxes
Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.4 million and 1.5 million for the first nine months of 2007 and 2006, respectively.
Other income/(expense), net for the first nine months of 2007 included a $1.0 million loss on the sale of assets. For the first nine months of 2006 Other, net included $6.1 million of foreign exchange losses resulting from the timing of settlement of local currency denominated receivables and payables. The foreign exchange losses were driven by the volatility of exchange rates within the first nine months of 2006 and should not be considered indicative of expected future results.
The effective income tax rate for the first nine months of 2007 was 43.0%. The Company estimates that its full-year tax rate will be in the range of 35.0% to 35.5%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions. The effective income tax rate for the first nine months of 2006 was 35.8%.
Reconciliation of Total Company, International, Europe and Asia Revenue Increases/(Decreases) To Constant Dollar Revenue Increases/(Decreases)
Total Company Revenue Reconciliation:

	For the Quarter		For the Nine Months Ended
	Ended September 28, 2007		September 28, 2007
	$ Millions Change	% Change	$ Millions Change	% Change

Revenue decrease (GAAP)	$(69.7)	(13.9)%	$(85.6)	(7.9)%
Increase due to foreign exchange rate changes	12.3	2.4%	28.4	2.7%

Revenue decrease in constant dollars	$(82.0)	(16.3)%	$(114.0)	(10.6)%

International Revenue Reconciliation:

	For the Quarter		For the Nine Months Ended
	Ended September 28, 2007		September 28, 2007
	$ Millions Change	% Change	$ Millions Change	% Change

Revenue increase/(decrease) (GAAP)	$(11.2)	(4.4)%	$4.5	0.8%
Increase due to foreign exchange rate changes	12.3	4.9%	28.5	5.2%

Revenue decrease in constant dollars	$(23.5)	(9.3)%	$(24.0)	(4.4)%
Europe Revenue Reconciliation:

	For the Quarter		For the Nine Months Ended
	Ended September 28, 2007		September 28, 2007
	$ Millions Change	% Change	$ Millions Change	% Change

Revenue decrease (GAAP)	$(15.5)	(7.7)%	$(7.4)	(1.8)%
Increase due to foreign exchange rate changes	11.5	5.6%	28.3	6.7%

Revenue decrease in constant dollars	$(27.0)	(13.3)%	$(35.7)	(8.5)%
Asia Revenue Reconciliation:

	For the Quarter		For the Nine Months Ended
	Ended September 28, 2007		September 28, 2007
	$ Millions Change	% Change	$ Millions Change	% Change

Revenue increase (GAAP)	$2.8	7.6%	$10.6	11.1%
Increase (decrease) due to foreign exchange rate changes	0.3	0.7%	(0.4)	(0.4)%

Revenue increase in constant dollars	$2.5	6.9%	$11.0	11.5%
Management provides constant dollar revenue changes for total Company, International, Europe and Asia results because we use the measure to understand revenue changes excluding the impact of items which are not under management’s direct control, such as changes in foreign exchange rates.
Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006 (As Restated)	September 28, 2007	September 29, 2006 (As Restated)

Diluted EPS, as reported	$.42	$.88	$.26	$1.01
Per share impact of restructuring and related costs	$.07	$—	$.13	$.01

Diluted EPS excluding restructuring and related costs	$.49	$.88	$.39	$1.02

Management provides diluted EPS excluding restructuring and related costs because it is used to analyze the earnings of the

Company. Management believes this measure is a reasonable reflection of the earnings levels from ongoing business activities.
Reconciliation of Operating Expense Excluding Restructuring and Related Costs

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006 (As Restated)	September 28, 2007	September 29, 2006 (As Restated)

Operating expense, as reported	$158,748	$155,130	$437,334	$411,920
Restructuring and related costs included in reported operating expense	7,545	(92)	15,059	820

Operating expense excluding restructuring and related costs	$151,203	$155,222	$422,275	$411,100

Management provides operating expense excluding restructuring and related costs because it is used to monitor and evaluate the Company’s ongoing financial results and trends.
Accounts Receivable and Inventory
Accounts receivable was $286.6 million as of September 28, 2007, compared with $330.4 million at September 29, 2006. Wholesale days sales outstanding were 66 days and 63 days as of September 28, 2007 and September 29, 2006, respectively. The decrease in receivables was driven by reduced revenue. The increase in wholesale days sales outstanding was driven by some erosion in European collections and the business mix effects of international growth.
Inventory was $259.2 million as of September 28, 2007, compared with $250.5 million as of September 29, 2006. The increase in inventory was driven by investments in new brands as well as the impacts of increased product costs.
Liquidity and Capital Resources
Net cash used by operations for the first nine months of 2007 was $131.5 million, compared with $101.2 million for the first nine months of 2006. The decline in net income was the primary driver of the reduction in operating cash. Reductions in net income were offset by a reduction in cash used for working capital. Our cash used for working capital declined to $189.2 million for the first nine months of 2007 as compared with $206.9 million for the first nine months of 2006.
Net cash used for investing activities was $34.7 million in the first nine months of 2007, compared with $26.1 million in the first nine months of 2006. The increase is due to the acquisition of IPATH in the second quarter of 2007.
Net cash provided by financing activities was $31.1 million in the first nine months of 2007, compared with net cash used by financing activities of $25.3 million in the first nine months of 2006. Cash flows for financing activities reflected share repurchases of $28.5 million in the first nine months of 2007, compared with $95.5 million in the first nine months of 2006. As of September 28, 2007 and September 29, 2006 we had short-term borrowings of $46.6 million and $54.2 million, respectively. We received cash inflows of $12.0 million in the first nine months of 2007 from the issuance of common stock related to the exercise of employee stock options, compared with $13.5 million in the first nine months of 2006.
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 5.5% at September 28, 2007), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of September 28, 2007, the applicable margin under the facility was 47.5 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of September 28, 2007, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. On September 4, 2007, the Company entered into the First Amendment of the Agreement. The Amendment reduces the fixed charge coverage ratio from 3:1 to 2.25:1. All other terms and conditions were unchanged. In addition to the fixed charge coverage ratio, the other primary financial covenant relates to maintaining a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
We had uncommitted lines of credit available from certain banks totaling $50 million at September 28, 2007. Any borrowings under these lines would be at prevailing money market rates (approximately 5.9% at September 28, 2007). Further, we had an uncommitted letter of credit facility of $80 million at September 28, 2007 to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.
At September 28, 2007 we had short-term borrowings of $46.6 million, comprised of $45.0 million outstanding from our revolving credit agreement and $1.6 million from our uncommitted lines of credit. As of September 28, 2007, the weighted-average interest rate on these borrowings was 6.0%. At September 29, 2006, we had short-term borrowings outstanding of $54.2 million, comprised of $45.0 million from our revolving credit agreement and $9.2 million from our uncommitted lines of credit. As of September 29, 2006, the weighted-average interest rate on these borrowings was 5.6%.
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
Off-Balance Sheet Arrangements
As of September 28, 2007 and September 29, 2006, we had letters of credit outstanding of $27.0 million and $25.4 million, respectively. These letters of credit were issued predominantly for the purchase of inventory.
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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. At September 28, 2007 and September 29, 2006 we had $46.6 million and $54.2 million of short-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. Certain of these instruments do not qualify for hedge accounting and changes in their fair value are recorded in the income statement. Therefore, changes in foreign currency rates will increase the volatility of our earnings until these contracts expire. These foreign currency forward contracts will expire in 4 months or less. Based upon sensitivity analysis as of September 28, 2007, a 10% change in foreign exchange rates would cause the fair value of our derivative instruments to increase/decrease by approximately $16.9 million, compared to an increase/decrease of $16.2 million at September 29, 2006. The Company has developed a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decreases the volatility of our earnings. We began hedging the Company’s 2008 foreign currency exposure under this new hedging program in the third quarter of 2007. Under this hedging program the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. Further, there will be continued earnings volatility for the remainder of 2007 resulting from certain of our current outstanding contracts which do not qualify for hedge accounting.
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
Under the direction of the principal executive officer and principal financial officer, management evaluated the Company’s disclosure controls and procedures, including consideration of the restatement discussed in Note 2 to our unaudited condensed consolidated financial statements, and concluded that a material weakness existed in our internal control over financial reporting with respect to controls over the proper application of generally accepted accounting principles for certain complex transactions, including the accounting for derivative instruments.
We have engaged in, and continue to engage in, substantial efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. During the second and third quarters of 2007, the following changes to our internal control over financial reporting were made:
•	The Company supplemented its accounting staff by hiring key accounting personnel with the technical accounting expertise necessary to evaluate and document complex transactions.

•	The Company has supplemented its existing processes to perform additional internal reviews of underlying transactions requiring complex accounting treatment and to evaluate the conclusions reached.

•	The Company has engaged outside consultants to provide support and technical expertise regarding the documentation, initial and ongoing testing of its hedges and the application of hedge accounting to enhance its existing internal financial control policies and procedures and to ensure the hedges are accounted for in accordance with generally accepted accounting principles.
Although the Company has implemented the remediation procedures as discussed above, management cannot yet assert that the remediation is effective as it has not had sufficient time to test the operating effectiveness of the newly implemented controls. Management expects that the evaluation of whether these actions have remediated this material weakness in internal control over financial reporting will be complete before management and the Company’s independent registered public accounting firm must report on the effectiveness of internal control over financial reporting as of December 31, 2007. As a result, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.
Other than progress on remediation of the previously reported material weakness, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 28, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION
Item 1A. RISK FACTORS
This Quarterly Report on Form 10-Q contains forward-looking statements. As discussed in Part I, Item 1A, Risk Factors, entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” of our Annual Report on Form 10-K/A for the year ended December 31, 2006, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic reports filed with the Securities and Exchange Commission, in our annual report to shareholders, in our proxy statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. We discuss below any material change in the risks, uncertainties and assumptions previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006. We encourage you to refer to our Form 10-K/A to carefully consider these risks, uncertainties and assumptions. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Risks Related to Our Business
Our inability to execute key strategic initiatives, including the closure of targeted stores.
Over the last few months we have undertaken initiatives to restructure our business operations to maximize operating effectiveness and efficiency and to reduce costs. Achievement of the targeted benefits depends in part on our ability to appropriately identify, develop and effectively execute strategies and initiatives. We cannot be assured that we will achieve the targeted benefits under these programs within a targeted timeframe or within targeted costs or that the benefits, even if achieved, will be adequate.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the Three Fiscal Months Ended September 28, 2007

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs

June 30 — July 27	—	$—	—	3,197,597
July 28 — August 24	287,835	20.78	287,835	2,909,762
August 25 — September 28	490,130	19.58	490,130	2,419,632

Q3 Total	777,965	$20.02	777,965
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	02/07/2006	6,000,000	None
No existing programs expired or were terminated during the reporting period. See Note 14 to our unaudited condensed consolidated financial statements in this Form 10-Q for additional information.

*	Fiscal month

**	Based on trade date — not settlement date

Item 6. EXHIBITS

Exhibits.

Exhibit 10.1	—	First Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of September 4, 2007 among The Timberland Company, certain lending institutions listed therein and Bank of America, N.A., as a lender and as administrative agent, filed herewith.

Exhibit 31.1	—	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	—	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	—	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	—	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: November 7, 2007	By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
Chief Executive Officer

Date: November 7, 2007	By:	/s/ JOHN CRIMMINS
John Crimmins
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

Exhibit 10.1	First Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of September 4, 2007 among The Timberland Company, certain lending institutions listed therein and Bank of America, N.A., as a lender and as administrative agent, filed herewith.

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.