Form 10-K
period 2007-12-31
TIMBERLAND CO
filed 2008-02-29
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was $1,220,010,695 on June 29, 2007, which was the last business day of the Company’s second fiscal quarter in 2007. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the Company. See Item 12 of this Annual Report on Form 10-K.

On February 22, 2008, 48,371,257 shares of the Company’s Class A Common Stock and 11,743,660 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
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
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Timberland Company
CONSOLIDATED STATEMENTS OF INCOME
The Timberland Company
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
The Timberland Company CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2007, 2006 and 2005
EX-10.17 Deferred Compensation Plan
EX10.23 Key Employee Engagement Program
EX-21 List of Subsidiaries of the Registrant
EX-23.1 Consent of Independent Registered Public Accounting Firm
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I

ITEM 1.	BUSINESS

Overview

The Timberland Company was incorporated in Delaware on December 20, 1978. We are the successor to the Abington Shoe Company, which was incorporated in Massachusetts in 1933. We refer to The Timberland Company, together with its subsidiaries, as “we”, “our”, “us”, “Timberland” or the “Company.”

We design, develop, engineer, market and distribute, under the Timberland®, Timberland PRO®, SmartWool®, Timberland Boot Companytm, Miōn®, GoLite®, Howies® and IPATH® brands, premium quality footwear, apparel and accessories products for men, women and children. These products provide functional performance, classic styling and lasting protection from the elements. We believe that the combination of these features makes our products an outstanding value and distinguishes us from our competitors.

Our products are sold primarily through independent retailers, better-grade department stores, athletic stores and other national retailers that reinforce the high level of quality, performance and service associated with Timberland. In addition, our products are sold in Timberland® specialty stores and Timberland® factory outlet stores dedicated exclusively to selling Timberland® and Timberland® sub-branded products, as well as through franchised retail stores in Europe. We also sell our products in the United States online at timberland.com and smartwool.com, and in the United Kingdom online at timberlandonline.co.uk. Our products are sold throughout the United States, Canada, Europe, Asia, Latin America, South Africa and the Middle East.

Our principal strategic goal is to become the authentic outdoor brand of choice globally by offering an integrated product selection of footwear, apparel and accessories for men, women and children that is inspired by the outdoors. Our ongoing efforts to achieve this strategic goal include (i) enhancing our leadership position in our core Timberland® footwear business globally through an increased focus on consumer segment development and technological innovation, (ii) expanding our global apparel business by leveraging the brand’s rugged heritage and consumer trust through establishment of licensing arrangements with globally trusted partners, such as Phillips-Van Heusen, (iii) expanding our brands geographically, (iv) driving operational and financial excellence, (v) setting the standard for commitment to the community and (vi) striving to be a global employer of choice.

Products

Our products fall into three primary groups: (1) footwear, (2) apparel and accessories (including product care and licensed products) and (3) royalties from third-party licensees and distributors. The following summarizes our revenue by product for the past three years:

Product	2007	2006	2005

Footwear	70.0%	71.9%	76.6%
Apparel and Accessories	28.6%	26.9%	22.3%
Royalty and Other	1.4%	1.2%	1.1%

Footwear

In 1973, we produced our first pair of waterproof leather boots under the Timberland® brand. We offer a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components and advanced construction methods. Our key Timberland® brand footwear categories are boots, men’s and women’s casual, kids’ and outdoor performance. The Timberland PRO® series for skilled tradespeople and working professionals is an additional footwear category we developed to address a consumer group’s distinct needs. In 2007, we continued our focus on developing products to meet the needs of distinct consumer groups. One example of this was our acquisition of the assets of IPATH, LLC. IPATH designs, develops and markets skateboarding inspired casual footwear, apparel and accessories. In 2006 we developed a new line of advanced footwear for trail running enthusiasts under the GoLite® brand. This footwear line is designed to meet the needs of high-altitude runners by being ultra-light and adaptable to the uneven, rugged terrain found in the mountains. In 2005 we introduced Timberland Boot Companytm work-wear inspired footwear that is featured in our Timberland Boot Companytm concept store in the United Kingdom and we also introduced Miōn® outdoor performance footwear designed to meet the needs of water adventurers. We intend to continue our efforts to selectively extend our brand reach through these and other initiatives but our primary focus in 2008 will be on reinvigorating our core Timberland® brand footwear business. Our refocus on developing our core footwear business is intended to return our business to healthy financial performance and to advance our goal of becoming a leading global brand. Our advanced concepts footwear team, which we call the Invention Factory, continues to focus on developing the next innovations in footwear products and technologies, materials, constructions and processes. Technology that is or will be incorporated in most of our footwear products is discussed below in Footwear Technology.

Boots

Our key boots categories include Classic Boots, in basic, premium, chukka and oxford versions, as well as Roll-Tops and Chelseas. Another important boot category is our Classic Sport Boots. A few of the key products in this category include the Field Boot, Euro Hiker, and Euro Dub Hiker, which are light and flexible, built to be rugged and durable, while still allowing for enhanced agility. Some of the principal features of these boot products include premium waterproof leather, direct-attach and seam-sealed waterproof construction, rubber lug outsoles for superior traction and abrasion resistance, shock diffusion plates, durable laces, padded collars for comfortable fit, enhanced insulation, rustproof hardware for durability and moisture-wicking components for comfort and breathability. We continued our focus on reducing the seasonality of our boots business by again marketing the Summer Mesh series with Timberland® Vent Tech material, which features lightweight breathable mesh construction. We added the Timberland® Vent Tech material into additional boot styles throughout 2007. In late 2007 we reintroduced key boot styles from past seasons in their exact form, detail for detail, under our Timberland Authentics line. We also made efforts to improve the quality of materials in color extensions of classic boots and eliminated underperforming themes that were inconsistent with brand platform. Lifestyle footwear, as well as active and casual based sandals, broadens the core product range. Regional programs such as Rugged Street and Cruise Master serve to drive consumer interest in new markets. We are also focused on expanding our women’s boot business, supported by the introduction of women’s specific collections like the Chronicle and Crepe, which blend functional practicality with fashion elements.

Men’s Casual

Our Timberland® men’s casual footwear series includes Boat, Casual, Rugged Casual, Work Casual, Casual Sport, Sandals and Timberland® LTD. Featured footwear products in these categories include boat shoes, casual bucks, loafers, sandals, oxfords, chukkas, boots and slip-ons for use in the office, home or outdoors. Our focus in the development of this line of footwear is to combine the rugged heritage of Timberland with premium leathers and functional offerings. In 2007 we incorporated sustainable and recycled materials into a casual offering and successfully launched our Earthkeeperstm collection. Men’s casual footwear is rooted in craftsmanship and innovation, creating products that possess superior materials and enhanced comfort. Many of our men’s footwear products incorporate our innovative Smart Comfort® system, which provides superior comfort while preserving the shape and style of the footwear. Expanding the reach of our casual product, in 2007 we introduced the Timberland Boot Companytm line in the United States to provide a relevant assortment with distinctive leathers and silhouettes built upon our heritage of leather innovation. This line was originally offered for the first time in 2005 in the United Kingdom.

Women’s Casual

Timberland® women’s footwear line builds on the Rugged Casual and Sport Casual footwear offering with the introduction of the Timberland® City product collection. This collection provides product for a more refined wearing occasion for our Engager consumer, a woman who is confident, active, cares about the environment and looks for ways to get involved in the world around her. Timberland® City product encompasses higher heel heights, sleeker last shapes and a more refined styling overall. We have followed a good/better/best strategy in the construction of the line with Essentials, Key items and Premium product offerings: Essentials are seasonal and seasonless basics with replenishment capabilities; Key items are seasonal items with fresh style and color injections; and Premium items provide seasonal positioning styles that clearly articulate the seasonal creative story with elevated design details.

Our focus in the development of this line of footwear was to combine the rugged heritage of Timberland with premium leathers, craftsmanship and relevant functionality with feminine styling for the target consumer. To provide unparalleled comfort without sacrificing style, most of our women’s product also incorporates our innovative Smart Comfort® system.

Kid’s Casual

Timberland® kids’ footwear products are designed and engineered specifically for kids with the same high-quality standards and materials as our adult footwear products. This line includes Rugged Casual, Outdoor Performance/Adventure, Sport Casual and toddlers and infants product categories. Featured products focus on fit and functionality and include programs like Kerplunc, Rock Skipper sandals, Power Lounger, Hikers with Gore-Tex® material and Snow Stomper winter boots. The toddlers and infants category provides premium leathers, linings and details designed and engineered specifically for the needs of this consumer. Many of our kids’ footwear products incorporate the Smart Comfort® system.

Outdoors

Outdoor Performance

Our Timberland® outdoor performance footwear series continues to address the needs of outdoor recreationalists of all levels, offering technical, end-use driven products for outdoor adventures from summit to sea and everywhere in between. Across this series of footwear we continue to target three core categories — hiking, sport utility and tech casual.

In 2007, we added more technology and more innovation to our versatile collection of performance footwear. We partnered with world-renowned high altitude adventurer Ed Viesturs in 2006 to help us develop the Cadion hiking program, which has since won acclaim as a market-leading lightweight hiker. We also marked 2007 with the launch of B Life, a millennial consumer focused initiative featuring a SmartWool® lining and performance features for a younger outdoor athlete. The Outdoor Performance line continues to be built upon the Timberland® Agile IQ platform, which addresses key areas of traction, shock absorption and fit to deliver out of the box comfort and enhance control and position sense on the trail.

Building on the Company’s long-term initiative to offer performance and value to the entry-level outdoor recreationalist consumer, we offered lines like the Ossipee and the Resolve, which help make the outdoors more accessible to a variety of consumers.

Miōn® Footwear

Our performance water line was first introduced in 2005 under the Miōn® brand name. Miōn® water shoes include a performance water shoe, a performance sandal, a guide slide and a pro thong for men, women and children. Miōn® footwear is designed for comfort and versatility in all wet conditions for the outdoor adventurer’s active lifestyle. Miōn® footwear features an Ergomorphictm footbed that molds itself to each individual foot, a rib structure that wraps around the foot in critical areas to ensure the foot is held in place, a climbing-grade spiral cord that traces the rib structure to secure the foot and an outsole constructed of Gripsticktm wet/dry traction rubber, which combines multi-directional QuadCuttm siping and proprietary compounds that improve grip in wet conditions.

GoLite® Footwear

Our Invention Factory developed a new line of advanced footwear in 2006 for trail running enthusiasts under the GoLite® brand. This footwear line is inspired by the extreme challenges of sky runners, or high-

altitude runners, and their need for ultra-light, technically advanced footwear. The advanced technology includes an independent spring suspension system that adapts to uneven, rugged terrain and improves the runner’s stability. This new line appeared in the market in March 2007. The initial distribution included highly regarded retail trendsetters in the outdoor and running specialty channels. Timberland acquired certain assets of GoLite LLC, including trademarks, in 2006. GoLite LLC continues to market apparel, equipment and accessories as an independent company not affiliated with us.

IPATH® Footwear

In 2007 we purchased substantially all of the assets of IPATH, LLC. IPATH designs, develops and markets skateboarding-inspired casual footwear, apparel and accessories. The IPATH® brand mantra is “Follow Your Path” and represents a confluence of youth lifestyles, drawing strong influence from music, art and culture.

Timberland PRO® Series

We continue to expand and broaden our offering of high performance work shoes specifically designed for working professionals who need the best in comfort, durability and protection under the Timberland PRO® series sub-brand. In 2007, we continued to expand our selection in the occupational category by adding a slip resistance series named “Black” targeting the hospitality industry, and a line of lightweight performance boots named “Valor” aimed at first responders and public safety professionals. The Black series is a line of slip resistant dress shoes designed for professionals who work in a variety of work environments such as restaurants, hotels, leisure facilities, and other service environments. The shoes feature premium leathers and fabrics, slip resistant outsoles, include third party technology such as Scotchgardtm protector and offer a 30-day comfort guarantee. The Black series also features Timberland PreciseFittm technology, which provides end-users better fit and improves retailer inventory turns due to carrying fewer sizes. The Valor series is a selection of footgear designed for first responders such as medical personnel, law enforcement officials, security officers, and other public safety professionals. This product was designed for rugged and challenging working conditions, incorporates premium leathers and fabrics, and offers premium positioning in the category via third party technology such as GoreTex® membrane and Thinsulatetm insulation. The Valor series also offers a 30 day comfort guarantee, and also includes Timberland PreciseFittm technology. We continued to expand the best selling TiTAN® collection, targeted at those who prefer lightweight comfort, with various silhouettes and styles. All TiTAN® styles feature the innovative TiTAN® safety toe and our exclusive PowerFittm comfort system, which provides superior fit, cushioning and shock absorption, and offers the 30 day comfort guarantee. In addition to the TiTAN® styles, we continued to expand the selection of PowerWelt series featuring Ever-Guardtm genuine leather. This abrasion resistant leather provides the ultimate in protection in challenging work environments, and increases consumer wear time with abrasion resistant Ever-Guardtm genuine leather. Also, in 2007, Timberland PRO introduced an innovative insulated and waterproof work boot called Thermal Force. Aimed at those who work in cold temperatures, Thermal Force utilizes an insulated toe cap and nanotechnology in the lining to keep feet warm and regulate temperatures. The Thermal Force comes with Timberland PRO® Rubber Ice-Trax outsole for better grip on icy conditions. All of our waterproof styles utilize seam-sealed or membrane constructions and temperature regulating foot beds, and all of our safety toe styles meet ANSI/AStm standards. Most styles also come with slip, abrasion and oil-resistant outsoles, as well as electrical hazard protection. In 2007, Timberland PRO won Tractor Supply Company’s Total Company Large Vendor of the Year Award for Timberland PRO’s efforts in building Tractor Supply Company’s leather footwear business under the C. E. Schmidt private label program.

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

Our patent-pending Timberland® PreciseFittm system has been incorporated into select styles of men’s footwear lines since 2006. The PreciseFittm system enables consumers to customize their fit through a system of forefoot inserts. Each pair of footwear includes a set of inserts of varying thicknesses that lock onto a removable footbed, creating optimal volume in each shoe and allowing for differences between the left and right foot. This tailored fit works in conjunction with the Smart Comfort® system to give consumers a high level of fit and comfort.

Many Timberland® footwear products offer or will be designed to offer other advanced technologies developed by us that combine some or all of the following features:

•	Footwear Modular System — our patented modular shoe technology which enables the user to customize the walking platform/footbed and shell of a shoe for multiple end use situations;

•	Endoskeletontm internal suspension system — our patented technology designed to control heel impact deflection and provide arch support, forefoot flexibility and torsional stiffness for comfort and performance;

•	B.S.F.P.tm motion efficiency system — our design which delivers improved traction, energy-return and length of wear;

•	Independent Suspension Networktm system (ISNtm) — our multi-density sole with independent lugs adapts to the terrain, keeping the foot level on uneven ground for superior stability, traction and comfort;

•	Advanced Combination Construction (ACC) — a construction method that delivers improved forefoot flexibility for maneuverability and rear foot stability on rugged terrain;

•	Timberland® Agile IQ system — our outdoor performance footwear technology which delivers improved traction, shock absorption and fit for improved control and sense of position;

•	Comforiatm system — our women’s footwear technology enabling comfort with style, regardless of footwear style or heel height;

•	Guaranteed waterproof construction;

•	Timberland® EasyDrytm Pull Out Liner — patent pending liner that pulls out of the shoe for quick and easy drying, and currently used in certain of our Outdoor Performance footwear products; and

•	Detachable Weatherproof Gaiter System — patent pending lower leg covering that attaches to the shoe helping to keep water, sand and other items out of the shoe, and used in certain of our Outdoor Performance and GoLite® footwear products.

Apparel and Accessories

Timberland® and Timberland PRO® Series

Timberland’s apparel offer for men and kids continues to represent a rugged casual line that includes outerwear and sportswear that combine performance benefits and technical fabrics for the outdoors with versatile styling. Timberland also offers a women’s apparel line that is primarily distributed in Europe. We believe that continuing to develop and expand our apparel business is important to our global brand aspirations. To help maximize our brand potential, on February 7, 2007, we announced that beginning in Fall 2008 our Timberland® brand apparel line will be offered in North America pursuant to a licensing arrangement with Phillips-Van Heusen. We believe that working with a powerful partner like Phillips-Van Heusen will maximize our brand potential because of their apparel expertise and strong distribution network. We will continue to design, source and market Timberland® apparel for our European and Asian operations through our London based International Design Center, which enables us to remain close to the target consumers we will continue to serve directly. We will also continue to design, source and market worldwide Timberland® Outdoor Performance apparel. We reintroduced Timberland PRO® apparel in the United States and Canada in 2007 pursuant to a licensing arrangement and will continue to offer it in Europe pursuant to a licensing arrangement that has been in effect since 2004.

During 2007, we continued to underpin the men’s and women’s apparel lines with a commitment to our ‘Earthkeepers’ initiative that reflects the intersection of product design and environmental stewardship. Organic cotton, recycled yarns, and low impact materials that are biodegradable and sustainable, along with earth friendly manufacturing processes, have all been introduced into the line to ensure we create an ongoing commitment to minimize our environmental impact. We also continued our efforts to refine the Timberland® Limited Collection, a premium offering of apparel for our international consumers. This line both compliments and elevates our overall apparel assortment.

SmartWool

Our acquisition of SmartWool Corporation at the end of 2005 extended our enterprise’s reach by offering our customers an expanded line of apparel and accessories. SmartWool is a leading provider of premium performance merino wool-based socks, apparel and accessories for men, women and children. Our key SmartWool® product categories are performance and lifestyle socks for men, women and children and 100% SmartWool® Next-to-Skin apparel in core base layer styles for men and women. Our classic outdoor socks include the Hiking Light Crew and Hiking Medium Crew for the outdoor and snow-sport consumer. SmartWool continues to innovate with the introduction of their new PhDtm line of outdoor and on-snow performance socks with WOWTECHtm knitting technique.

SmartWool has also expanded its apparel line through its Sport NTS, a form-fitting performance base layer for the mountain athlete. SmartWool also offers a complete line of performance and lifestyle sweaters that reflects our mountain town heritage. SmartWool® accessories include hats, gloves and infant wear. SmartWool® products vaporize moisture, control temperature and odor and are guaranteed not to shrink. SmartWool® products are sold through independent retailers, better-grade department stores, athletic stores and smartwool.com.

Howies Limited

On December 1, 2006, we acquired Howies Limited, an active sports apparel brand founded on the idea of designing and manufacturing clothing for the inspired action sports and outdoor consumer. Howies is located in Cardigan Bay, Wales, U.K.

Third-party Licensing

Third-party licensing enables us to expand our brand reach to appropriate and well-defined categories and to benefit from the expertise of the licensees in a manner that reduces the risks to us associated with pursuing these opportunities. We receive a royalty on sales of our licensed products. We continue to focus on improving our licensed products and distribution and to build better integration across these products to present a seamless brand worldwide. Our licensed Timberland® products for men, women and children include all products other than footwear. The accessories products include packs and travel gear, watches, belts, wallets, socks, gloves, sunglasses, eyewear and ophthalmic frames, and hats and caps, and are designed, manufactured and distributed pursuant to licensing agreements with third parties. We also license rights to children’s apparel in the United States, Europe and Asia. On February 7, 2007, we announced that beginning in Fall 2008 our Timberland® brand apparel line will be offered in North America pursuant to a licensing arrangement with Phillips-Van Heusen Corporation. In addition, we reintroduced Timberland PRO® apparel in the United States and Canada to complement our successful Timberland PRO® footwear business pursuant to a licensing arrangement. We continue to offer Timberland PRO® footwear and apparel in Europe under a license agreement.

Product Sales: Business Segments and Operations by Geographic Area

Our products are sold in the United States and internationally primarily through independent retailers, better-grade department stores, athletic stores and other national retailers, which reinforce the high level of quality, performance and service associated with Timberland. In addition, our products are sold in Timberland® specialty stores, Timberland® factory outlet stores and Timberland® footwear plus stores dedicated exclusively to selling Timberland® products and Timberland® sub-branded products, as well as through franchised retail stores in Europe. We also sell our products in the United States online at timberland.com and smartwool.com, and in the United Kingdom online at timberlandonline.co.uk.

We operate in an industry, which includes the designing, engineering, marketing and distribution of footwear and apparel and accessories products for men, women and children. We manage our business in the following three reportable segments, each segment sharing similar product, distribution and marketing: U.S. Wholesale, U.S. Consumer Direct and International.

The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. The U.S. Wholesale segment also includes royalties from licensed products sold worldwide, the management costs and expenses associated with our worldwide licensing efforts and certain marketing expenses and value added services. The U.S. Consumer Direct segment includes the Company-operated specialty, factory outlet and footwear plus stores in the United States as well as our U.S. e-commerce business. The International segment consists of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels, including e-commerce in the United Kingdom, to sell footwear and apparel and accessories), independent distributors and licensees.

The following table presents the percentage of our total revenue generated by each of these reporting segments for the past three years:

	2007	2006	2005

U.S. Wholesale	35.5%	41.3%	42.6%
U.S. Consumer Direct	13.3%	12.6%	13.6%
International	51.2%	46.1%	43.8%

More detailed information regarding these reportable segments, and each of the geographic areas in which we operate, is set forth in Note 16 to our consolidated financial statements, entitled “Business Segments and Geographic Information,” included in Item 8 of this Annual Report on Form 10-K.

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

U.S. Consumer Direct

On September 26, 2007 we announced our plan to close approximately 40, principally larger, specialty stores in the United States, Europe and Asia. This step is consistent with the Company’s strategy to open smaller, footwear-focused stores in the United States. Most of the store closures will occur in the United States and are expected to be completed in the first half of 2008. The Company had closed 6 specialty stores under this program in the United States by the end of 2007. The Company also plans to close several underperforming U.S. outlet stores.

At December 31, 2007, we operated 13 specialty stores, 63 factory outlet stores and 3 footwear plus stores in the United States, but following store closures in the first half of 2008 we expect that there will be 1 specialty store, 56 factory outlet stores and 4 to 8 footwear plus stores in the United States. We also sell products through our internet stores timberland.com and smartwool.com.

Timberland® Specialty Stores.  Most of these stores will be closed as part of our store closure plan as we transition to smaller, footwear focused stores, or footwear plus stores. These larger specialty stores carried current season, first quality merchandise, including footwear, apparel and accessories.

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

Timberland® Footwear Plus Stores.  This new store concept began to be tested in the U.S. in 2007. These are smaller, 1,200 to 1,500 square feet stores that primarily sell our most popular footwear products along with a smaller assortment of our apparel products.

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

International

We sell our products internationally through operating divisions in the United Kingdom, Italy, France, Germany, Switzerland, Spain, Japan, Hong Kong, Singapore, Taiwan, Malaysia and Canada. Most of these operating divisions provide support for the sale of our products to wholesale customers and operate Timberland® specialty stores and factory outlet stores in their respective countries. Certain of these stores will be closed in connection with our global retail store review announced in 2007. At December 31, 2007, we operated 132 company-owned specialty stores and shops and 33 factory outlet stores in Europe and Asia but following store closures in the first half of 2008 we expect that there will be 108 company-owned specialty stores and shops and 33 factory outlet stores in Europe and Asia. One of our specialty stores in the United Kingdom focuses solely on the marketing and sale of Timberland Boot Companytm products, which feature our line of work wear-inspired boots, jeans and jackets targeting a younger consumer. In 2007, we opened our first international online store in the United Kingdom, www.timberlandonline.co.uk. We intend to continue expanding the Timberland® brand into new markets and consumer segments to support our goal of becoming a top global brand.

Timberland® products are sold elsewhere in Europe, Asia, the Middle East, Africa, Central America and South America by distributors, franchisees and commissioned agents, some of which also may operate Timberland® specialty and factory outlet stores located in their respective countries. We continued our expansion of the Timberland® brand in China during 2007 through distributors and also began selling in Russia during 2007 through distributors.

Distribution

We distribute our products through three Company-managed distribution facilities which are located in Danville, Kentucky; Ontario, California and Enschede, Holland and through third-party managed distribution facilities which are located in Asia.

Advertising and Marketing

Timberland’s mission is to equip people to make a difference in their world. This is reflected in the way we design, manufacture and market our products. Our marketing programs and promotions are designed to increase consumer awareness of and purchase intent for Timberland as a premium brand that equips consumers through the use of purposeful product. These programs and promotions will be increasingly delivered throughout the year, rather than only during select seasons as has historically been the case.

In 2007, we continued to elevate our brand voice through the Make it bettertm marketing campaign. This integrated communications platform spanned print, outdoor, internet, and point-of-sale with an overarching goal to inspire and engage our consumers through brand, values and product communication. Under this brand umbrella, we ran targeted advertising campaigns to our key consumer segments.

•	To our Engager consumer, we ran an integrated TV, on-line and out-of-home “Rain” campaign in 27 countries around the world, including UK, Italy, France and Spain.

•	To our Youth consumer, we ran “Re-imagine” campaign via out-of-home in key US cities, and National print in targeted magazines.

•	To our Timberland PRO consumer, we ran “Measure-up” via targeted TV, print and out-of-home in the United States

In the spirit of our Make it bettertm campaign, we demonstrated our commitment to reducing our environmental footprint through several consumer-facing initiatives:

•	Rolled out a new retail store concept, first introduced in London in 2006, designed with reclaimed, repurposed and recycled materials. The new store design was developed to better communicate our brand values of boot, brand and belief, as well as provide a stronger platform to highlight our product and to enhance seasonal story telling. Roll-out included the introduction of a new smaller footprint “footwear plus” format, developed to focus on core footwear line.

•	Launched a new line of Earthkeeperstm products, featuring recycled, organic and renewable materials.

•	Ran a global “Plant-one-on Us” Earth Day and Holiday retail promotion, whereby we planted a tree for every pair of Timberland® boots sold during the promotion period.

Our marketing efforts were supported by distributor and licensee funded marketing campaigns, developed in close concert with Timberland to ensure consistent and effective brand presentation.

Seasonality

In 2007, as has been historically the case, our revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to our operations represented a larger percentage of revenue in the first two quarters of 2007 than in the last two quarters of 2007. We expect this seasonality to continue in 2008.

Backlog

At December 31, 2007, our backlog of orders from our customers was $305 million compared to $372 million at December 31, 2006 and $381 million at December 31, 2005. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2008. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year because backlog only relates to wholesale orders for the next season, is affected by the timing of customers’ orders and product availability and excludes potential sales in our retail stores during the year. The decline in backlog is primarily due to decreased demand for boots and kids footwear, and a soft response to apparel and accessories in an overall weak retail environment, as we transition our apparel business to licensing arrangements.

Manufacturing

We operate a manufacturing facility in the Dominican Republic. We manufacture four different construction footwear types for both Timberland® boots and shoes as well as our Timberland PRO® series work shoes. We believe we benefit from our internal manufacturing capability which provides us with sourcing for fashion and core assortment, planning efficiencies and lead time reduction, refined production techniques and favorable duty rates and tax benefits. During 2007 and 2006, we manufactured approximately 11% and 9%, respectively, of our footwear unit volume in the Dominican Republic. We manufactured approximately 10% of our footwear unit volume during 2005 in Puerto Rico and the Dominican Republic. The remainder of our footwear products and all of our apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, Mexico, Africa, and South and Central America. Approximately 89% of the Company’s 2007 footwear unit volume was produced in Asia by independent manufacturers in China, Vietnam, Thailand, India and Indonesia. Two of these manufacturers together produced approximately 55% of the Company’s 2007 footwear volume. The Company continually evaluates footwear production sources in other countries to maximize cost efficiencies and to keep pace with advanced production techniques.

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

Materials

In 2007, eleven suppliers provided, in the aggregate, approximately 82% of our leather purchases. Two of these suppliers together provided approximately 29% of our leather purchases in 2007. We historically have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations. However, our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant, unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. We attempt to manage this risk, as we do with all other footwear and non-footwear materials, on an ongoing basis by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. No assurances can be given that such factors will protect us from future changes in the prices for such materials.

In addition, we have established a central network of suppliers through which our footwear manufacturing facilities and independent footwear manufacturers can purchase materials. We seek sources of materials local to manufacturers, in an effort to reduce lead times while maintaining our high quality standards. We believe that key strategic alliances with leading materials vendors help reduce the cost and provide greater consistency of materials procured to produce Timberland® products and improve compliance with our production standards. We continue to work to offset cost increases with cost savings by utilizing new lower cost suppliers and consolidating existing suppliers. However, during 2007 our cost savings efforts were unable to offset increases in our raw materials costs which increased due to rising oil prices. In 2007, we maintained contracts with global vendors for hand-sewn thread, leather laces, waterproof membrane gasket material, waterproof seam-seal adhesives, topline reinforcement tape, packaging, laces, box toes and counters, cellulose and nonwoven insole board, Ströbel® construction insole materials and thread, synthetic suede lining materials, soling components and compounds, and packaging labels.

Trademarks and Trade Names; Patents; Research & Development

Our principal trade name is The Timberland Company and our principal trademarks are TIMBERLAND and the TREE DESIGN LOGO, which have been registered in the United States and many foreign countries. Other trademarks or registered trademarks of The Timberland Company, or its affiliated companies, are: 24/7 Comfort Suspension, Air Raider, Amorphic Suspension, Balm Proofer, Boot Sauce, B.S.F.P., Cast-Bond, ClimatePath, Coconut Honeycomb Tech, Comforia, Earthkeepers, EasyDry, Endoskeleton, Ergomorphic, Ever-Guard, Follow Your Path, Free to GoLite, GoLite, Green Index, Gripstick, GSR, Howies, Independent Suspension Network, IntraMet, IPATH, ISN, Isomorphic Suspension, Jackson Mountain, Ladder Lock, Made To Work, Make it better, Measure Up, Miōn, NEOform, Path of Service, PowerFit, PreciseFit, PRO 24/7, PRO 24/7 Comfort Suspension, QuadCut, Renewbuck, SafeGrip, Smart Comfort, SmartPrint, Leave my SmartPrint, Smart Basket, SmartWool, Start Small, Think Big, Splash Blaster, TBL, Timberland Boot Company, Timberland PRO, TiTAN, Trail Grip, Weathergear, Waximum, and Whole Body Stability.

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

We conduct research, design and development efforts for our products, including field testing of a number of our products to evaluate and improve product performance. Our Invention Factory, an advanced concepts footwear team, continued its efforts in 2007 to develop future technologies for our footwear products. We have also dedicated resources to an international design and development team based in Europe. Our expenses relating to research, design and development have not represented a material expenditure relative to our other expenses.

Competition

Our footwear and apparel and accessories products are marketed in highly competitive environments that are subject to changes in consumer preference. Product quality, performance, design, styling and pricing, as well as consumer awareness, are all important elements of competition in the footwear and the apparel and accessories markets served by us. Although the footwear industry is fragmented to a great degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, we face competition from retailers that have established products under private labels and from direct mail companies in the United States. The competition from some of these competitors is particularly strong where such competitor’s business is focused on one or a few product categories or geographic regions in which we also compete. However, we do not believe that any of our principal competitors offers a complete line of products that provides the same quality and performance as the complete line of Timberland®, Timberland PRO®, SmartWool®, Timberland Boot Companytm, Miōn®, GoLite®, Howies®, and IPATH® footwear and apparel and accessories products.

Environmental Matters

Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on our capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

Employees

We had approximately 6,300 full and part-time employees worldwide at December 31, 2007 and 2006. Reductions in headcount associated with our Retail and Global Organization restructurings in 2007 were offset by increases in our Dominican Republic manufacturing facilities associated with a shift in production to those facilities in 2007. Our management considers our employee relations to be good. None of our employees are represented by a labor union, and we have never suffered a material interruption of business caused by labor disputes involving our own employees.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, exhibits and amendments to those reports that are filed with or furnished to the Securities and Exchange Commission are made available free of charge through our website www.timberland.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. The charters for the Audit, Governance and Nominating, Management Development and Compensation, and Corporate Social Responsibility committees of our Board of Directors as well as our Corporate Governance Principles and Code of Ethics and other corporate information are available free of charge through our website www.timberland.com. You may request a copy of any of the above documents by writing to the Secretary, The Timberland Company, 200 Domain Drive, Stratham, New Hampshire 03885.

We submitted to the New York Stock Exchange in 2007 the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Executive Officers of the Registrant

The following table lists the names, ages and principal occupations during the past five years of our executive officers. All executive officers serve at the discretion of our Company’s Board of Directors.

Name	Age	Principal Occupation During the Past Five Years

Sidney W. Swartz	71	Chairman of the Board since June 1986; Chief Executive Officer and President, June 1986 — June 1998.
Jeffrey B. Swartz	47	President and Chief Executive Officer since June 1998. Jeffrey Swartz is the son of Sidney Swartz.
Carden N. Welsh	54	Senior Vice President and Chief Administrative Officer since August 2007; Treasurer of New Hampshire U.S. Congressional Campaign, 2007; Advisory Board, The Trust for Public Land-New Hampshire, 2006-2007; Masters studies at University of New Hampshire, 2003-2006; Senior Vice President, International, 1998-2003.
Michael J. Harrison	47	Co-President, Timberland® brand since December 2007; President — Casual Gear, February 2007 — December 2007; Senior Vice President — Worldwide Sales and Marketing, February, 2006 — February 2007; Senior Vice President and General Manager — International, November 2003 — February 2006; Telos Partners Ltd: Consultant, April 2001 — October 2003.
Eugene R. McCarthy	51	Co-President, Timberland® brand since December 2007; President — Authentic Youth, February 2007 — December 2007; Group Vice President — Product and Design, April 2006 — February 2007; Reebok International: Senior Vice President of Product and Design, July 2003 — November 2005; Nike Inc.: marketing and sales positions for 21 years serving most recently as its Global Director for Sales and Retail Marketing for the Jordan® brand.
John Crimmins	51	Chief Financial Officer since August 2007; Acting Chief Financial Officer, March 2007 — August 2007; Vice President, Finance and Chief Accounting Officer since August 2002; Corporate Controller, August 2002 — August 2007; Interactiveprint: Chief Financial Officer, July 1999 — January 2002.
Danette Wineberg	61	Vice President and General Counsel since October 1997 and Secretary since July 2001.
John P. Pazzani	44	Corporate Culture Officer since June 2007; Vice President, U.S. Retail and Ecommerce, 2001 — June 2007.

ITEM 1A.	RISK FACTORS

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

As we continue to market established products and develop new products, our success depends in large part on our ability to anticipate, understand and react to changing consumer demands. We believe that our more fashion-focused boots, men’s apparel and women’s footwear products are more susceptible to changing fashion trends and consumer preferences than our other products. Consumer demand for our boot products has declined during the last three years as fashion trends have favored lower profile, casual footwear. Revenue declines associated with lower boot sales have adversely impacted our financial results and no assurances can be made that sales of our boot products will increase in the short-term or that we will be able to develop or market alternative products to mitigate the loss of such sales. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The success of our products and marketing strategy will also depend on a favorable reception by our wholesale customers. We cannot ensure that any existing products or brands will continue to be successfully received by consumers or our wholesale customers. We cannot ensure that any new products or brands that we introduce will be successfully received by consumers or our wholesale customers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business. At the same time, our focus on tight management of inventory may result, from time to time, in not having an adequate supply of products to meet consumer demand and cause us to lose sales.

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

During 2007, we manufactured approximately 11% of our footwear unit volume. Independent manufacturers and licensees in Asia, Europe, Mexico, Africa and South and Central America produced the remainder of our footwear products and all of our apparel and accessories products. Independent manufacturers in China, Vietnam, Thailand, India and Indonesia produced approximately 89% of our 2007 footwear unit volume. Two of these manufacturers together produced approximately 55% of our 2007 footwear volume. If we experience a significant increase in demand or a manufacturer is unable to ship orders of our products in a timely manner or to meet our quality standards, then we could miss customer delivery date requirements for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. We compete with other companies for the production capacity of our manufacturers and import quota capacity. Any long-term economic downturn could cause our suppliers to fail to make and ship orders placed by us. There is no assurance that we will be able to maintain current relationships with our current manufacturers or locate additional manufacturers that can meet our requirements or manufacture on terms that are acceptable to us.

The loss of one or more of our major suppliers for materials may interrupt our supplies.

We depend on a limited number of key sources for leather, our principal material, and other proprietary materials used in our products. In 2007, eleven suppliers provided, in the aggregate, approximately 82% of our leather purchases. Two of these suppliers provided approximately 29% of our leather purchases in 2007. While historically we have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations, there have been significant changes in the prices for these materials. Our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. Increasing oil-related product costs could also adversely impact gross margins.

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

We have made significant capital investments in opening retail stores and incur significant expenditures in operating these stores. The higher level of fixed costs related to our retail organization can adversely affect profitability, particularly in the first half of the year, as our revenue historically has been more heavily weighted to the second half of the year. Our ability to recover the investment in and expenditures of our retail organization can be adversely affected if sales at our retail stores are lower than anticipated. Our gross margin could be adversely affected if off-price sales increase as a percentage of revenue. Due to poor financial performance at some of our retail stores, primarily in the U.S., in late 2007 we announced the closure of approximately 50 stores globally. As discussed above, there can be no assurance that we will be able to effectively implement this program or that anticipated benefits will be achieved.

We rely on our licensing partners to help us preserve the value of our brand.

Since late 1994, we have entered into several licensing agreements which enable us to expand our brand to product categories and geographic territories in which we have not had an appreciable presence. As previously announced, we have licensed our North American Timberland® apparel product line to Phillips-Van Heusen Corporation as we believe they have the capabilities to help us maximize our brand potential through an improved apparel offering and strengthened distribution. The risks associated with our own products also apply to our licensed products. There are also any number of possible risks specific to a licensing partner’s business, including, for example, risks associated with a particular licensing partner’s ability to obtain capital, manage its labor relations, maintain relationships with its suppliers, manage its credit risk effectively and maintain relationships with its customers. Although our license agreements prohibit licensing partners from entering into licensing arrangements with certain of our competitors, generally our licensing partners are not precluded from offering, under other brands, the types of products covered by their license agreements with us. A substantial portion of sales of the licensed products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses.

The loss of key executives could cause our business to suffer, and control by members of the Swartz family and the anti-takeover effect of multiple classes of stock could discourage attempts to acquire us.

Sidney W. Swartz, our Chairman, Jeffrey B. Swartz, our President and Chief Executive Officer, and other executives have been key to the success of our business to date. The loss or retirement of these or other key executives could adversely affect us. Sidney W. Swartz, Jeffrey B. Swartz and various trusts established for the benefit of their families or for charitable purposes, hold approximately 72% of the combined voting power of our capital stock in the aggregate, enabling them to control our affairs and to influence the election of the three directors entitled to be elected by the holders of Class A common stock voting separately as a class. Members of the Swartz family will, unless they sell shares of Class B common stock that would reduce the Class B common stock outstanding to 12.5% or less of total Class A and Class B shares outstanding, have the ability, by virtue of their stock ownership, to prevent or cause a change in control of the Company.

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

Our headquarters, manufacturing facilities and U.S. distribution facilities are included in Unallocated Corporate for purposes of segment reporting. Our distribution facility in Enschede is included in our International segment. Specialty and factory outlet stores are included in both the U.S. Consumer Direct and International segments, and office and warehouse space is included in each of our segments.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various litigation and legal matters that have arisen in the ordinary course of business. We believe that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2007, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

	2007		2006
	High	Low	High	Low

First Quarter	$31.65	$26.00	$37.13	$32.45
Second Quarter	27.60	25.19	35.01	26.10
Third Quarter	26.25	18.40	29.70	25.35
Fourth Quarter	20.22	15.05	33.37	28.24

As of February 22, 2008, the number of record holders of our Class A Common Stock was 812 and the number of record holders of our Class B Common Stock was 7. The closing sales price of our Class A Common Stock on February 22, 2008 was $14.68 per share.

We have never declared a dividend on either the Company’s Class A or Class B Common Stock. Our ability to pay cash dividends is limited pursuant to loan agreements (see Note 11 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). The Company has no plans to issue a cash dividend at this time.

Performance Graph

The following graph shows the five year cumulative total return of Class A Common Stock as compared with the Standard & Poor’s (S&P) 500 Stock Index and the weighted average of the S&P 500 Footwear Index and the S&P 500 Apparel, Accessories and Luxury Goods Index. The total return for the Footwear and Apparel, Accessories and Luxury Goods indices is weighted in proportion to the percent of the Company’s revenue derived from sales of footwear and from apparel and accessories (excluding royalties on products sold by licensees), respectively, for each year.

	2002(1)	2003	2004	2005	2006	2007
Timberland	100.00	146.22	175.99	182.81	177.37	101.54
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.86
Weighted Average of S&P 500 Footwear Index and S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	143.62	188.55	190.48	225.78	260.89

(1) Indexed to December 31, 2002

ISSUER PURCHASES OF EQUITY SECURITIES(1)

For the Three Fiscal Months Ended December 31, 2007

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased**	Paid per Share	Plans or Programs	or Programs

September 29 — October 26	—	$—	—	2,419,632
October 27 — November 23	429,600	16.28	429,600	1,990,032
November 24 — December 31	708,430	17.57	708,430	1,281,602

Q4 Total	1,138,030	$17.08	1,138,030

Footnote(1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	02/09/2006	6,000,000	None

No existing programs expired or were terminated during the reporting period. See Note 13 to our consolidated financial statements, entitled “Stockholders’ Equity”, in Item 8 of this Annual Report on Form 10-K for additional information.

*	Fiscal month

**	Based on trade date — not settlement date

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, included in Item 8 of this Annual Report on Form 10-K.

Selected Statement of Income Data

Years Ended December 31,	2007	2006(1)	2005	2004	2003
	(Dollars in thousands, except per share data)

Revenue	$1,436,451	$1,567,619	$1,565,681	$1,500,580	$1,342,123
Net income	39,999	101,205	180,216	145,114	115,772
Earnings per share
Basic	$0.65	$1.62	$2.72	$2.08	$1.63
Diluted	$0.65	$1.59	$2.66	$2.03	$1.59

(1)	Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment. See Note 14 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Selected Consolidated Balance Sheet Data

December 31,	2007	2006	2005	2004	2003
	(Dollars in thousands)

Cash and equivalents	$143,274	$181,698	$213,163	$309,116	$241,803
Working capital	399,122	363,143	369,176	417,176	342,604
Total assets	836,345	860,377	790,699	751,642	641,716
Total long-term debt	—	—	—	—	—
Stockholders’ equity	577,160	561,685	527,921	507,414	428,498

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses The Timberland Company’s (“we”, “our”, “us”, “its”, “Timberland” or the “Company”) results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the consolidated financial statements and related notes. Included herein with respect to 2007 versus 2006 comparisons are discussions and reconciliations of (i) total Company, total International, Europe and Asia revenue changes to constant dollar revenue changes; and (ii) operating expense, operating income, net income and diluted earnings per share (“EPS”) to operating expense, operating income, net income and diluted EPS, respectively, excluding restructuring and related costs. With respect to 2006 versus 2005 comparisons, we include discussions and reconciliations of (i) total Company, total International, Europe and Asia revenue changes to constant dollar revenue changes; and (ii) operating expense, operating income, net income and diluted EPS to operating expense, operating income, net income and diluted EPS, respectively, excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans as prescribed by Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment.

Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates; operating expense, operating income, net income and diluted EPS excluding restructuring and related costs; and operating expense, operating income, net income and diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans are not Generally Accepted Accounting Principle (“GAAP”) performance measures. The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency. We provide constant dollar revenue changes for total Company, total International, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates. The limitation of this measure is that it excludes items that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with the GAAP numbers. We provide operating expense, operating income, net income and diluted EPS excluding restructuring and related costs because we use these measures to analyze the earnings of the Company. Management believes these measures are a reasonable reflection of the underlying earnings levels and trends from core business activities, as well as more indicative of future results. The difference between operating expense, operating income, net income and diluted EPS excluding restructuring and related costs and their most comparable GAAP measures (operating expense, operating income, net income and diluted EPS) is the impact of restructuring and related charges that may mask our underlying operating results and/or business trends. The limitation of these measures is that they exclude items that would otherwise increase the Company’s operating expenses and decrease the Company’s operating profit, net income and diluted EPS. These limitations are best addressed by using them in combination with the most comparable GAAP measures in order to better understand the amounts, character and any impact of any increase or decrease on reported results. We provide operating expense, operating income, net income and diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans because we use these measures to analyze the earnings of the Company. Management believes these measures are a reasonable reflection of the underlying earnings levels and trends from core business activities, are more indicative of future results, and provide comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).

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

A summary of our 2007 financial performance, compared to 2006, follows:

•	Revenue of $1,436.5 million was 8.4% lower in 2007 than 2006. Anticipated declines in boots and kids’ footwear as well as decreases in Timberland® apparel offset strong gains in SmartWool® products and Timberland PRO® series footwear.

•	Gross margin was 46.3% in 2007, compared to 47.5% in 2006, primarily as a result of higher levels of off-price and close out activity.

•	Operating expenses were $605.5 million in 2007 compared to $581.5 million in 2006, including $24.7 million in restructuring and related costs in 2007 and $3.9 million in restructuring and related costs in 2006. Excluding restructuring and related costs, operating expenses increased $3.2 million, or 0.6%, as a result of higher selling expenses partially offset by reduced general and administrative costs.

•	Operating income for the year was $59.2 million, or 4.1% of revenue, compared to $162.6 million, or 10.4% of revenue, in 2006. Operating income excluding restructuring charges was $83.8 million, or 5.8% of revenue, in 2007 compared to $166.5 million, or 10.6% of revenue in 2006. Operating income declined from 2006 to 2007 as a result of decreased revenues and gross margin, as well as higher restructuring and related costs in 2007.

•	Net income was $40.0 million in 2007 compared to $101.2 million in 2006. Excluding restructuring charges, net income was $56.5 million in 2007 compared to $103.7 million in 2006.

•	Diluted earnings per share decreased from $1.59 in 2006 to $0.65 in 2007. Excluding restructuring charges, diluted earnings per share decreased from $1.63 in 2006 to $0.92 in 2007.

•	Net cash provided by operating activities decreased from $111.7 million in 2006 to $38.6 million in 2007 primarily as a result of reduced net income.

•	Cash at the end of 2007 was $143.3 million compared with $181.7 million at December 31, 2006. There was no debt outstanding at December 31, 2007 and 2006.

During 2007 we continued our focus on leadership, innovation and community and were recognized for these efforts by vendors, as Timberland PRO® received the Total Company Large Vendor of the Year Award from Tractor Supply Co.; by industry associations, as we were recognized by the Outdoor Industry Association for our efforts in creating the Green IndexTM rating system, and received the Visual Merchandising and Retail Design Award in recognition of eco-friendly store design; and by publications such as BusinessWeek, who named us winners of 2 International Design Excellence Awards (IDEA) for GoLite® footwear and the Greenscapes Mountain Sneaker. We were also named one of CRO Magazine’s “100 Best Corporate Citizen’s”; one of Working Mother Magazine’s Top 100 companies in the U.S. for working mothers; and ranked #3 among the Top 100 Best Adoption-Friendly Workplaces.

Restructuring Programs

The Company incurred net restructuring and related charges of $24.7 million in the year ended 2007. The components of these charges are discussed below. See Note 18 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information with respect to these charges.

Global Efficiency Review

As part of an ongoing initiative to rationalize our operating expense structure, in the fourth quarter we undertook a review of each function in our entire global organization and announced plans to transition to a reorganized, more efficient organization. This included changes to the U.S. sales team, a streamlined global product development organization, and reorganized support organizations around the globe. We incurred a net restructuring charge of approximately $6.8 million in the fourth quarter of 2007, primarily related to severance, of which $3.1 million, $2.6 million and $1.1 million were reported in the Unallocated Corporate, International, and U.S. Wholesale segments, respectively.

Global Retail Portfolio Review

During the third quarter of 2007, we announced our decision to close approximately 40, principally larger, specialty retail stores in the U.S., Europe and Asia. This action is consistent with the Company’s plan to continue to develop smaller, footwear-focused stores in the U.S. and certain international markets. The Company also plans to close several underperforming U.S. outlet stores. For the year ended December 31, 2007 the U.S. Consumer Direct segment incurred $7.5 million in restructuring and related costs, which included impairment charges related to property and equipment of $3.9 million, $2.1 million for lease termination costs, and severance and related costs for field employees of $1.5 million. For the year ended December 31, 2007 the International segment incurred charges of $2.9 million, of which $1.9 million was an impairment charge related to property and equipment and $1.0 million was for severance and related costs for field employees. We expect to incur additional charges of $5.5 million, of which $2.1 million relate to our U.S. Consumer Direct segment and $3.4 million relate to our International segment, in the first half of 2008. These expected costs primarily relate to lease termination costs.

North American Apparel Licensing

During the first quarter of 2007, we entered into a five year licensing agreement with Phillips-Van Heusen for the design, sourcing and marketing of apparel in North America under the Timberland® brand, beginning with the Fall 2008 line. We incurred a restructuring charge of $3.1 million in our U.S. Wholesale segment in the year ended December 31, 2007 to reflect employee severance, outplacement services and asset disposal costs associated with the implementation of this strategy.

Executive Departure

During the first quarter of 2007, we also announced that Kenneth P. Pucker, Executive Vice President and Chief Operating Officer would be leaving the Company effective March 31, 2007. Mr. Pucker entered into a separation agreement with the Company, which provided for a cash payment and, pursuant to a prior award agreement, the vesting of certain shares previously awarded under the Company’s incentive compensation plans. In connection with our Global Reorganization discussed below, the Company recorded a restructuring charge of approximately $3.6 million in the first quarter of 2007 to record these costs. Additionally, a credit of approximately $0.8 million was recorded to restructuring associated with the forfeiture of other shares awarded to Mr. Pucker but not vested upon termination. See Note 14 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K for details of the impact of share-based awards included in this restructuring charge. Of the total charge, $3.0 million was a cash item that was paid in the second quarter of 2007. The remaining $0.6 million charge and the $(0.8) million credit were recorded as a net reduction to equity. The total net charge of $2.8 million is reflected in our Unallocated Corporate component for segment reporting.

Global Reorganization

During the fourth quarter of 2006, the Company announced a global reorganization to better align our organizational structure with our key consumer categories. During the year ended December 31, 2007 we incurred charges of $1.6 million for severance and employment related items, of which $1.4 million related to our International segment and $0.2 million is in Unallocated Corporate.

Outlook

In February 2008 we announced we had taken several actions to streamline our global operations which are expected to result in incremental operating expense savings of $30 million. These actions, when combined with our previously announced decisions to license our U.S. apparel business, close underperforming retail stores and reorganize our U.S. sales and global product organizations, are expected to result in $65 million of annual operating expense savings. The Company plans to invest incrementally in consumer-facing marketing spend, international expansion and other growth initiatives resulting in a recalibrated operating expense base for 2008 in the range of $550 million.

For 2008, we are targeting low-single digit revenue declines, operating expenses in the range of $550 million and flat to modest operating margin improvement excluding restructuring costs, compared with 2007 comparable results. As defined, 2007 comparable results exclude $24.7 million in restructuring and related costs, and approximately $30 million in revenues associated with stores targeted for closure that generated an operating loss of approximately $2 million. The Company believes that actions taken to rationalize its operating expense structure should offset continued soft market trends. We anticipate our full year 2008 tax rate to be in the range of 40%.

The Company continues to target mid-single digit revenue declines and improved operating contribution excluding restructuring costs for the first half of 2008, compared with 2007 first half comparable results. As defined, 2007 first half comparable results exclude $7.5 million in restructuring and related costs, and approximately $8 million in revenues associated with stores targeted for closure that generated an operating loss of approximately $2 million. We also anticipate an additional $6 million in restructuring costs to be incurred in the first half of 2008 for charges associated with our retail closure plan and now believe total plan costs will be in the range of $16 million, slightly below our initial estimate.

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

We record reductions to revenue for estimated wholesale and retail customer returns and allowances in the same period the related sales are recorded. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received. Our total reserves for sales returns and allowances were $30.0 million and $35.9 million at December 31, 2007 and 2006, respectively. The actual amount of customer returns and allowances may differ from our estimates. If we determine that increases or decreases to sales returns and allowances are appropriate, we record either a reduction or an increase in sales in the period in which we make such a determination.

Allowance for Doubtful Accounts

We make ongoing estimates for losses relating to our allowance for uncollectible accounts receivable resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based upon our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowances for doubtful accounts totaled $14.8 million and $12.5 million at December 31, 2007 and 2006, respectively. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. If we determine that increases or decreases to the allowance for doubtful accounts are appropriate, we record either an increase or decrease to selling expense in the period in which we make such a determination.

Inventory Valuation

We value our inventory at the lower of cost (first-in, first-out) or market value. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of the inventory, we provide a reserve for the difference as a charge to cost of sales. Our reserves related to inventory valuation totaled $8.1 million and $9.9 million at December 31, 2007 and 2006, respectively. If actual market conditions are more or less favorable than our estimates, adjustments to our inventory reserves may be required. The adjustments would decrease or increase our cost of sales in the period in which they are recognized.

Derivatives

We are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and cash flows as we purchase and sell goods in foreign markets in their local currencies. We use derivative instruments, specifically forward contracts, to manage the impact of foreign currency fluctuations on a portion of our forecasted foreign currency exposures. These derivatives are carried at fair value on our consolidated balance sheet. Changes in fair value of derivatives not designated as hedge instruments are recorded in other income/(expense), net in our consolidated statements of income (see Notes 1 and 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K). For our derivative contracts that have been designated as hedge instruments, the effective portion of gains and losses resulting from changes in the fair value of the instruments are deferred in accumulated other comprehensive income and reclassified to earnings in the period that the transaction that is subject to the related hedge contract is recognized in earnings. The ineffective portion of the hedge is reported in other income/(expense), net in our consolidated statements of income. We use our operating budget and forecasts to estimate future economic exposure and to determine the levels and timing of derivative transactions intended to mitigate such exposures in accordance with our risk management policies. We closely monitor our foreign currency exposure and adjust our derivative positions accordingly. Our estimates of anticipated transactions could fluctuate over time and could vary from the ultimate transactions. Future operating results could be impacted by adjustments to these estimates and changes in foreign currency forward rates.

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

Long-lived Assets

When events or circumstances indicate that the carrying value of a long-lived asset may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair market value. We estimate future undiscounted cash flows using assumptions about expected future operating performance. Those estimates of undiscounted cash flows could differ from actual cash flows due to, among other things, technological changes, economic conditions or changes to business operations. For 2007, we recorded impairment charges of $5.8 million associated with the closure of certain of our retail stores. See Note 18 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information regarding the Company’s Global Retail Portfolio Review. In 2006, no significant impairment related to the carrying value of our long-lived assets was recorded.

Incentive Compensation Accruals

We use incentive compensation plans to link compensation to the achievement of specific annual performance targets. We accrue for this liability during each year based on certain estimates and assumptions. The amount paid, based on actual performance, could differ from our accrual.

Share-based Compensation

The Company estimates the fair value of its stock option awards and employee stock purchase plan (the “ESP Plan”) rights on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model includes various assumptions, including the expected volatility for stock options and ESP Plan rights and the expected term of stock options. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the Company’s control. As a result, if other assumptions had been used, share-based compensation expense, as calculated and recorded under SFAS 123(R) could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, share-based compensation expense could be materially impacted in future periods. See Note 14 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information regarding the Company’s share-based compensation.

Income Taxes

We record deferred tax assets and liabilities based upon temporary book to tax differences and to recognize tax attributes, such as tax loss carryforwards and credits. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If we were unable to generate sufficient future taxable income in these jurisdictions, an adjustment could be required in the net carrying value of the deferred tax assets, which would result in additional income tax expense in our consolidated statements of income. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance quarterly.

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

Effective January 1, 2007 we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. Under FIN 48 we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained upon examination by the appropriate taxing authority, based on its technical merits. As a result of the adoption of FIN 48, we recognized a $3.3 million increase in our liability for unrecognized tax benefits, which was recorded as a reduction to the January 1, 2007 retained earnings balance. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our accounting for income taxes in connection with the adoption of FIN 48 is discussed in Notes 1 and 12 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The Company exercises its judgment in determining whether a position meets the more likely than not threshold for recognition, based on the individual facts and circumstances of that position in light of all available evidence. In measuring the FIN 48 liability, we consider amounts and probabilities of outcomes that could be realized upon settlement with taxing authorities using the facts, circumstances and information available at the balance sheet date. These reflect the Company’s best estimates, but they involve inherent uncertainties. As a result, if new information becomes available, the Company’s judgments and estimates may change. A change in judgment relating to a tax position taken in a prior annual period will be recognized as a discrete item in the period in which the change occurs. A change in judgment relating to a tax position taken in a prior interim period within the same fiscal year will be reflected through our effective tax rate.

Results of Operations

Years Ended December 31,	2007		2006		2005
	(Amounts in thousands, except per share data)

Revenue	$1,436,451	100.0%	$1,567,619	100.0%	$1,565,681	100.0%
Gross profit	664,728	46.3	744,173	47.5	774,511	49.5
Operating expense	605,549	42.2	581,537	37.1	534,410	34.1
Operating income	59,179	4.1	162,636	10.4	240,101	15.3
Interest income, net	835	0.1	966	0.1	3,335	0.2
Other income/(expense), net	(289)	(-)	(5,962)	(0.4)	23,551	1.5
Net income	$39,999	2.8	$101,205	6.5	$180,216	11.5
Earnings per share
Basic	$0.65		$1.62		$2.72
Diluted	$0.65		$1.59		$2.66
Weighted-average shares outstanding
Basic	61,087		62,510		66,325
Diluted	61,659		63,690		67,744

2007 Compared to 2006

Revenue

Consolidated revenue for 2007 was $1,436.5 million, a decrease of $131.2 million, or 8.4%, compared to 2006. On a constant dollar basis, consolidated revenues were down 11.0%. Anticipated declines in boots and kids’ footwear and decreases in Timberland® apparel offset strong gains in SmartWool® products and Timberland PRO® series footwear. U.S. revenue was $701.2 million, a 17.1% decline from 2006. International revenue was $735.3 million, an increase of 1.8% over 2006. On a constant dollar basis, International revenue decreased 3.9%, with solid growth in Asia offset by a decline in Europe.

Segments Review

We have three reportable business segments (see Note 16 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K): U.S. Wholesale, U.S. Consumer Direct and International.

U.S. Wholesale revenues were $509.8 million in 2007, down 21.3% compared to 2006. The decrease was driven primarily by anticipated declines in boots and kids’ footwear, and decreases in Timberland® apparel as we experienced soft retail demand for our apparel as we transitioned our North American apparel business to a licensing arrangement. This decrease was partially offset by strong growth in SmartWool® products and Timberland PRO® series footwear, as well as the acquisition of IPATH.

U.S. Consumer Direct revenues decreased 3.2% to $191.4 million from $197.7 million reported in 2006. Lower retail sales of Timberland® apparel, due to soft retail demand as we transitioned our North American apparel business to a licensing arrangement, as well as declines in boots and outdoor performance footwear offset increases in casual footwear, kids’ footwear and SmartWool’s e-commerce business. Comparable store sales declined 5.5% in a soft retail environment. We had 13 specialty, 3 footwear plus, and 63 outlet stores at December 31, 2007 compared to 20 specialty and 61 outlets stores at December 31, 2006. On September 26, 2007 we announced our plan to close approximately 40, principally larger, specialty stores in the United States, Europe and Asia. This step is consistent with the Company’s strategy to open smaller, footwear-focused stores in the United States. The Company also plans to close several underperforming U.S. outlet stores. The Company had closed 6 specialty stores under this program by the end of 2007. We expect the remaining closures to be completed in the first half of 2008, and following the store closures we expect that there will be 1 specialty store, 56 factory outlet stores and 4 to 8 footwear plus stores in the United States.

International revenues grew 1.8% to $735.3 million in 2007, and accounted for 51.2% of consolidated revenues, but declined 3.9% in constant dollars, where growth in Asia and Canada was offset by a decline in Europe. Europe’s revenue was $539.2 million, flat with 2006, but a decline of 7.2% in constant dollars. Growth in our European distributor business, and gains in Scandinavia were offset by weak sales results across Europe. Further revenue gains from the acquisitions of Howies and IPATH, along with growth in casual and outdoor performance footwear, were offset by an anticipated decline in boots and kids’ footwear.

Asia recorded revenues of $155.5 million in 2007, up 7.4%, or 6.5% in constant dollars, over 2006. Revenue increases are attributed primarily to strong gains in our Asian distributor business, reflecting our continued expansion in China. Additional growth in Malaysia, Japan and Singapore was partially offset by declines in Taiwan. Asia’s growth is supported by sales gains in all product categories.

Canada grew 9.4% to $27.0 million. Gains in Timberland PRO®, SmartWool® apparel and accessories, and the benefit of foreign exchange rate changes offset declines primarily in boots and kids’ footwear.

Products

Worldwide footwear revenue was $1,004.8 million in 2007, a decline of 10.8% as compared to 2006. Anticipated sales declines in boots and kids’ along with lower sales of outdoor performance footwear were partially offset by higher sales of the Timberland PRO® series and revenue associated with the acquisition of IPATH. Unit sales were 10.9% lower than 2006, reflecting lower sales of boots and kids’ footwear, while average selling prices remained flat.

Worldwide apparel and accessories revenue was $411.6 million in 2007, a decrease of 2.6% compared to 2006. This decrease reflects a decline in Timberland® brand apparel sales worldwide, partially as a result of the transition of our North American apparel business to a licensing arrangement. This decrease was offset in part by double-digit growth in SmartWool® socks and apparel and the revenue associated with the acquisition of Howies. Unit sales of apparel and accessories increased 2.8%, while the average selling price decreased 5.2%.

Royalty and other revenue, which consists primarily of royalties from third-party licensees and distributors, increased 9.7% to $20.0 million, reflecting increased sales of licensed Timberland PRO apparel, licensed kids’ apparel and growth in our international distributor business.

Channels

Growth in our global consumer direct business was offset by continued softness in worldwide wholesale revenue. Consumer direct revenues grew 4.6% to $393.2 million, primarily due to growth in Europe and Asia from door expansion. Globally, comparable store sales were down 4.8% from 2006 to 2007. We had 243 Company owned stores, shops and outlets worldwide at the end of 2007 compared to 246 at December 31, 2006. During 2007 we evaluated the performance of our worldwide retail stores and announced we would close approximately 40, principally larger, specialty retail stores in the United States, Europe and Asia. The Company had closed 6 specialty stores in the United States included in this plan by the end of 2007. This action is consistent with the Company’s strategy to transition to smaller, footwear-focused stores in the U.S. and in certain international markets. We also plan to close several underperforming U.S. outlet stores. The majority of the store closures are expected to occur in the first half of 2008, and the reduction in door count is anticipated to increase annual operating profits by approximately $2 million, while lowering annual revenues by approximately $30 million. We believe that retail is an important component of our multi-channel distribution strategy and will continue to operate approximately 200 retail doors globally following these select closures. These company managed stores, when combined with over 600 stores and shops operated by franchise partners and distributors, will leave the Company with more than 800 Timberland® retail locations worldwide following the closures.

Wholesale revenue was $1,043.2 million, a 12.5% decrease compared to 2006. Wholesale revenue declines in the U.S. and Europe were largely driven by sales declines in boots and kids’, declines in Timberland® apparel and, to a lesser extent, decreases in casual and outdoor performance footwear. These declines offset growth in Asia primarily in boots and casual footwear, as well as strong growth from SmartWool, Timberland PRO®, and revenue associated with the IPATH acquisition in the U.S.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 46.3% compared to 47.5% in 2006. This decrease reflects impacts from higher levels of off-price and close out activity; higher comparable product costs, including effects from anti-dumping duties on certain footwear imported into the EU; and mix impacts, including lower sales of boots and kids’ footwear. These impacts were partially offset by favorable foreign exchange impacts.

We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $91.0 million and $97.7 million in 2007 and 2006, respectively.

Operating Expense

Total operating expense was $605.5 million in 2007, $24.0 million, or 4.1% higher than in 2006. As a percentage of revenue, operating expense was 42.2%, up 510 basis points from the 37.1% reported in 2006. Operating expenses included $24.7 million in restructuring and related charges in 2007 and $3.9 million in 2006. An increase of $12.4 million in selling expense was partially offset by a decrease of $9.2 million in general and administrative costs. Excluding restructuring and related costs in both 2007 and 2006, base operating expense increased $3.2 million, or 0.6%.

Selling expense for 2007 was $464.7 million, an increase of $12.4 million or 2.8% compared to the prior year. The increase was driven primarily by costs associated with International retail expansion totaling $9.9 million and new businesses and specialty category development of $9.2 million, offset by decreases of $9.9 million in global marketing costs primarily related to non-consumer facing activities and share-based and incentive compensation costs of $9.3 million. The impact of changes in foreign exchange rates added approximately $13.3 million to selling expense.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $43.0 million and $38.2 million in 2007 and 2006, respectively.

Advertising expense, which is included in selling expense, was $30.0 million and $28.1 million in 2007 and 2006, respectively. Decreases in co-op advertising were offset by increased media spending primarily related to our “Rain” TV commercials and Earthkeepers product launch in the fourth quarter of 2007. Advertising costs are expensed at the time the advertising is run, predominantly in the season that the advertising costs are incurred. As of December 31, 2007 and December 31, 2006, we had $0.1 million and $0.7 million of prepaid advertising costs recorded on our consolidated balance sheets, respectively.

General and administrative expense was $116.2 million, a decrease of $9.2 million or 7.4% compared to 2006. The decrease was driven primarily by a $9.4 million reduction in share-based and incentive compensation costs and a $7.8 million decrease in corporate administrative and support costs, partially offset by $4.1 million associated with International expansion and $3.3 million related to new business initiatives. Foreign exchange rate changes added approximately $2.1 million to overall general and administrative expenses.

Restructuring and related costs totaled $24.7 million in 2007 compared to $3.9 million in 2006. New restructuring initiatives in 2007 included $10.4 million associated with a global retail portfolio review, $6.8 million associated with a global efficiency review, $3.1 million associated with our decision to license our North American apparel business, and $4.4 million related to the global reorganization begun in 2006. Restructuring charges in 2006 were comprised of $3.0 million associated with the global reorganization, $0.7 million to establish a European shared service center and $0.2 million associated with the closure of our Puerto Rico manufacturing facility at the end of 2005.

Operating Income

Operating income was $59.2 million in 2007 compared to $162.6 million in 2006. Operating income as a percentage of revenue fell from 10.4% in 2006 to 4.1% in 2007, reflecting an 8.4% decrease in revenues, pressure on gross margins due to increased off-price and close out activity, higher operating expenses over a lower revenue base, and increased restructuring and related charges.

Our U.S. Wholesale segment’s operating income decreased 38.3% to $111.3 million in 2007, driven by declines in both revenue and gross margin partially offset by a decrease in operating expense. Revenue was down 21.3%, driven by decreases in boots and kids’ footwear, as well as Timberland® apparel. Gross margin fell 295 basis points, pressured primarily by increased off-price sales of both footwear and apparel. Operating expense decreased 5.4%, as lower non-consumer facing marketing expenses, compensation costs, and a reduction in bad debt expense as a result of a customer’s bankruptcy which resulted in a non-recurring charge in 2006, were partially offset by costs associated with new business initiatives and restructuring charges of $3.1 million associated with our decision to license our North American apparel business and $1.1 million associated with the global efficiency review we undertook in the fourth quarter of 2007.

Operating income for our U.S. Consumer Direct segment was $9.5 million for 2007 compared to $16.6 million in 2006. Revenue decreased 3.2%, reflecting a 5.5% decline in comparable store sales, while gross margin improved slightly, by 65 basis points. Operating expense increased 8.3%, driven by $7.5 million of restructuring and related costs associated with our Global Retail Portfolio Review.

International operating income was down 36.7% to $92.5 million in 2007, driven by a 20.0% increase in operating expense reflecting costs associated with International retail expansion, an increase in our allowance for doubtful accounts primarily associated with certain franchisees, new business initiatives and the impact of foreign exchange rate changes. Additionally, the International segment recorded restructuring and related charges in 2007 associated with our Global Retail Portfolio Review of $2.9 million, our global efficiency review of $2.6 million and the global reorganization we undertook beginning in 2006 of $1.4 million. Additionally, gross margin was down 140 basis points, pressured by higher comparable product costs, primarily the effects of EU anti-dumping duties, and increased levels of close out activity and markdowns and allowances, partially offset by favorable foreign exchange rate impacts.

Our Unallocated Corporate operating loss decreased $26.3 million, or 14.6%, to $154.1 million in 2007. Unallocated Corporate operating loss as a percentage of total revenue decreased 80 basis points to 10.7% of total revenue. The primary drivers of this decrease in operating loss were reduced costs associated with incentive and share-based compensation, reductions in corporate and administrative spending, and lower marketing support costs, partially offset by an incremental $3.0 million in restructuring charges in 2007, primarily related to an executive departure.

Other Income and Taxes

Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $0.8 million and $1.0 million in 2007 and 2006, respectively. The decrease is primarily due to reduced cash balances.

Other, net, included $0.5 million and $(8.4) million of foreign exchange gains/(losses) for 2007 and 2006, respectively, resulting from changes in the fair value of financial derivatives not designated as hedges, specifically forward contracts, and the timing of settlement of local currency denominated assets and liabilities. These results were driven by the volatility of exchange rates during the respective reporting periods and should not be considered indicative of expected future results.

The effective income tax rate was 33.0% in 2007, compared to 35.8% in 2006. This decrease reflects the release of a specific tax reserve due to the closure of certain audits in the fourth quarter of 2007 and the geographic mix of our profits. We expect our full year effective tax rate in 2008 to be in the range of 40%. (See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).

Reconciliation of Total Company, Total International, Europe and Asia Revenue Changes to Constant Dollar Revenue Changes

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
	$ Change		$ Change
	(in Millions)	% Change	(in Millions)	% Change

Total Company
Revenue (decrease)/increase	$(131.2)	(8.4)%	$1.9	0.1%
Increase due to foreign exchange rate changes	41.1	2.6%	2.9	0.2%

Revenue decrease in constant dollars	$(172.3)	(11.0)%	$(1.0)	(0.1)%

Total International
Revenue increase	$13.2	1.8%	$36.0	5.2%
Increase due to foreign exchange rate changes	41.1	5.7%	2.9	0.4%

Revenue (decrease)/increase in constant dollars	$(27.9)	(3.9)%	$33.1	4.8%

Europe
Revenue (decrease)/increase	$(0.6)	(0.1)%	$13.3	2.5%
Increase due to foreign exchange rate changes	38.2	7.1%	4.2	0.8%

Revenue (decrease)/increase in constant dollars	$(38.8)	(7.2)%	$9.1	1.7%

Asia
Revenue increase	$10.7	7.4%	$12.0	9.0%
Increase/(decrease) due to foreign exchange rate changes	1.4	0.9%	(2.6)	(2.0)%

Revenue increase in constant dollars	$9.3	6.5%	$14.6	11.0%

The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency. We provide constant dollar revenue changes for total

Company, total International, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates.

Reconciliation of Operating Expense to Operating Expense Excluding Restructuring and Related Costs

	For the Year Ended
	December 31,	December 31,
Dollars in Millions	2007	2006	Change

Operating expense, as reported	$605.5	$581.5
Deduct: Restructuring and related costs included in reported operating expense	(24.6)	(3.9)

Operating expense excluding restructuring and related costs	$580.9	$577.6	0.6%

Management provides operating expense excluding restructuring and related costs because it is used to analyze the operating expenses of the Company. Management believes this measure is a reasonable reflection of the underlying expense levels and trends from core business activities.

Reconciliation of Operating Income to Operating Income Excluding Restructuring and Related Costs

	For the Year Ended
	December 31,	December 31,
Dollars in Millions	2007	2006

Operating income, as reported	$59.2	$162.6
Add: Restructuring and related costs included in reported operating income	24.6	3.9

Operating income excluding restructuring and related costs	$83.8	$166.5

Management provides operating income excluding restructuring and related costs because it is used to analyze the operating income of the Company. Management believes this measure is a reasonable reflection of the underlying income levels and trends from core business activities.

Reconciliation of Net Income to Net Income Excluding Restructuring and Related Costs

	For the Year Ended
	December 31,	December 31,
Dollars in Millions	2007	2006

Net income, as reported	$40.0	$101.2
Add: Restructuring and related costs included in reported net income, net of related tax effect	16.5	2.5

Net income excluding restructuring and related costs	$56.5	$103.7

Management provides net income excluding restructuring and related costs because it is used to analyze net income of the Company. Management believes this measure is a reasonable reflection of the underlying net income levels and trends from core business activities.

Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs

	For the Year Ended
	December 31,	December 31,
	2007	2006

Diluted EPS, as reported	$0.65	$1.59
Per share impact of restructuring and related costs	0.27	0.04

Diluted EPS excluding restructuring and related costs	$0.92	$1.63

Management provides diluted EPS excluding restructuring and related costs because it is used to analyze the earnings of the Company. Management believes this measure is a reasonable reflection of the underlying earnings levels and trends from core business activities.

2006 Compared to 2005

Revenue

Consolidated revenue of $1,567.6 million in 2006 was flat when compared to 2005. Benefits from the addition of SmartWool, which contributed an incremental $51.2 million to revenue growth, solid growth in international markets and gains in Timberland PRO® footwear and Timberland® brand apparel offset sales declines in boots and kids’ footwear, primarily in the U.S.

Segments Review

U.S. Wholesale revenues were $647.9 million in 2006, down 2.9% compared to 2005. The decrease was driven primarily by declines in boots and kids’ footwear. This decrease was partially offset by a full year of sales from SmartWool, which added $42.8 million in incremental revenue, and strong growth in Timberland PRO® footwear and Timberland® brand apparel sales.

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

International revenues grew 5.2% to $722.1 million in 2006, reflecting growth across Europe, Asia and Canada. Overall, International revenues grew to 46.1% of consolidated revenues. Europe’s revenue increased 2.5%, or 1.7% in constant dollars, to $539.8 million. Growth in our European distributor business, expansion in the key southern European markets of Italy and Spain and gains in Scandinavia offset softer sales results in France, Benelux and the U.K. Double digit growth in men’s and women’s casual footwear and solid gains in apparel and accessories were partially offset by declines in boots and outdoor performance and kids’ footwear.

Asia posted revenues of $144.8 million, up 9.0%, or 11.0% in constant dollars, over 2005. Revenue increases were attributed to strong gains in Japan; our Asian distributor business, reflecting our continued expansion in China; and Taiwan. Asia’s growth was supported by sales gains in all product categories. We continued to expand our retail presence in Asia, with a net addition of 14 stores and shops in 2006.

Canada expanded significantly over the prior year, growing 42.4% to $24.6 million. Sales results reflect benefits from the 2006 reacquisition of distribution rights for apparel in Canada and gains in accessories and Timberland PRO® and women’s casual footwear.

Products

Worldwide footwear revenue was $1,126.9 million, down 6.1% from 2005. Footwear results were driven by a decline in boots and kids’ footwear sales, partially offset by higher sales of Timberland PRO® and men’s and women’s casual footwear. Unit sales were 9.2% lower than 2005, reflecting lower sales of boots and kids’ footwear. The average selling price increased 3.5% as a result of business mix impacts reflecting growth in international markets.

Worldwide apparel and accessories revenue was $422.4 million in 2006, an increase of 21.1% compared to 2005. This increase reflects a full year of SmartWool sales, which contributed an incremental $51.2 million in revenue, as well as solid growth in Timberland® brand apparel sales worldwide. Unit sales of apparel and accessories increased 48.8%, while the average selling price decreased 18.6%, reflecting impacts from the addition of SmartWool’s products, which have lower average selling prices.

Royalty and other revenue, which consists primarily of royalties from third-party licensees and distributors, increased 9.2% to $18.3 million, reflecting increased sales of licensed kids’ apparel in the U.S. and growth in our international distributor business.

Channels

Worldwide wholesale revenue growth offset the decline in our global consumer direct business. Worldwide wholesale revenue was $1,191.6 million, a 1.2% increase over 2005. Sales gains in apparel and accessories, Timberland PRO® footwear and men’s and women’s casual footwear offset lower sales of boots and kids’ footwear. Global consumer direct revenues were $376.0 million, 3.0% lower than 2005. Worldwide comparable store sales declined 8.7%, reflecting unseasonably warm weather trends that pressured retail sales in the U.S. and Europe. This decrease more than offset benefits from global door expansion and strong performance from our e-commerce business. During 2006, we opened 35 stores, shops and outlets and closed 12 worldwide.

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

Selling expense for 2006 was $452.2 million, an increase of $32.9 million or 7.8% compared to 2005. The increase was driven by $21.5 million in costs related to new businesses and category development, $18.2 million in International business expansion and $5.1 million in share-based employee compensation costs. These increases were partially offset by decreases of $10.4 million in marketing costs and $5.3 million in worldwide incentive compensation costs. Foreign exchange rate changes had minimal impact on selling expense growth.

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

Our U.S. Wholesale segment’s operating income decreased 16.2% to $180.2 million in 2006, driven by declines in both revenue and gross margin and increased operating expense. Revenue was down 2.9%, driven by decreases in boots and kids’ footwear sales. Gross margin fell 130 basis points, pressured by negative product mix impacts related to lower sales of boots and kids’ footwear and increased off-price sales, partially offset by favorable impacts from new businesses. Operating expense increased 22.6% primarily due to the addition of SmartWool.

Operating income for our U.S. Consumer Direct segment was $16.6 million for 2006 compared to $36.1 million in 2005. Revenue decreased 7.0%, reflecting a 9.6% decline in comparable store sales. Gross margin was down 440 basis points primarily due to lower U.S. outlet store margins, reflecting higher levels of off-price and discounted sales and negative product mix impacts related to lower boot sales. Operating expense increased 5.7%, impacted by costs associated with operating three additional stores in 2006.

International operating income was down 7.3% to $146.2 million in 2006, driven by an 8.0% increase in operating expense reflecting costs associated with International expansion and costs related to operating the new European finance shared service center. Additionally, gross margin was down 185 basis points, pressured by higher comparable product costs, including the effects of EU anti-dumping duties, and increased levels of off-price sales.

Our Unallocated Corporate operating loss increased $11.7 million, or 6.9%, to $180.4 million in 2006. Unallocated Corporate operating loss as a percentage of total revenue increased 70 basis points to 11.5% of total revenue. Excluding restructuring costs in both 2006 and 2005 and increased share-based employee compensation costs of $9.4 million in 2006, Unallocated Corporate operating loss increased $5.3 million or 3.2% from the prior year and represents 10.8% of total revenue. This increase was driven primarily by $5.1 million in unfavorable product cost variances reflecting decreased volume and higher than planned material costs, $2.1 million in global support services, $1.2 million in product management expenses and $1.0 million in one-time costs related to establishing the new European finance shared service center, offset by a $4.6 million reduction in worldwide incentive compensation costs.

Other Income and Taxes

Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.0 million and $3.3 million in 2006 and 2005, respectively. The decrease was primarily due to reduced cash balances resulting from our SmartWool acquisition, share repurchases and reduced profitability.

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

The effective income tax rate was 35.8% in 2006, compared to 32.5% in 2005 (see Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). This increase reflects the geographic mix of our profits and provisions for specific tax reserves.

Reconciliation of Total Company, Total International, Europe and Asia Revenue Changes to Constant Dollar Revenue Changes

	For the Year Ended December 31, 2006
	$ Change
	(in Millions)	% Change

Total Company
Revenue increase	$1.9	0.1%
Increase due to foreign exchange rate changes	2.9	0.2%

Revenue decrease in constant dollars	$(1.0)	(0.1)%

Total International
Revenue increase	$36.0	5.2%
Increase due to foreign exchange rate changes	2.9	0.4%

Revenue increase in constant dollars	$33.1	4.8%

Europe
Revenue increase	$13.3	2.5%
Increase due to foreign exchange rate changes	4.2	0.8%

Revenue increase in constant dollars	$9.1	1.7%

Asia
Revenue increase	$12.0	9.0%
Decrease due to foreign exchange rate changes	(2.6)	(2.0)%

Revenue increase in constant dollars	$14.6	11.0%

The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency. We provide constant dollar revenue changes for total Company, total International, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates.

Reconciliation of Operating Expense to Operating Expense Excluding Restructuring and Related Costs and Including Share-Based Employee Compensation Costs Related to Stock Option and Employee Stock Purchase Plans

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

Management provides operating expense excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans because it is used to analyze the operating expenses of the Company. Management believes this measure is a reasonable reflection of the underlying expense levels and trends from core business activities and provides comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).

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

Management provides operating income excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans because it is used to analyze the operating income of the Company. Management believes this measure is a reasonable reflection of the underlying income levels and trends from core business activities and provides comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).

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

Management provides net income excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans because it is used to analyze net income of the Company. Management believes this measure is a reasonable reflection of the underlying net income levels and trends from core business activities and provides comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).

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

Management provides diluted EPS excluding restructuring and related costs and including share-based employee compensation costs related to stock option and employee stock purchase plans because it is used to analyze the earnings of the Company. Management believes this measure is a reasonable reflection of the underlying earnings levels and trends from core business activities and provides comparability to reported results that include share-based employee compensation costs as prescribed by SFAS 123(R).

Accounts Receivable and Inventory

Accounts receivable were $188.1 million as of December 31, 2007, compared to $204.0 million as of December 31, 2006 and $168.8 million as of December 31, 2005. Days sales outstanding were 38 days as of both December 31, 2007 and 2006, and 33 days as of December 31, 2005. Wholesale days sales outstanding were 49 days, 45 days and 39 days at the end of 2007, 2006 and 2005, respectively. Days sales outstanding were flat as the increase in wholesale days outstanding were offset by an increase in consumer direct revenue, as a percentage of total revenue, for 2007. The increase in wholesale days outstanding is primarily due to a higher international business mix in the wholesale channel for 2007. The increase in 2006 accounts receivable and days sales outstanding were driven by sales timing and, to a lesser extent, some erosion in the timeliness of collections.

Inventory increased 8.1% to $201.9 million as of December 31, 2007 from $186.8 million as of December 31, 2006 and $167.1 million as of December 31, 2005. The increase in inventory for 2007 reflects increased costs, foreign exchange impacts, the addition of new brands and slightly higher inventory levels associated with soft market conditions. The increase in inventory in 2006 is primarily related to increased retail inventory in the U.S. and Europe due to unseasonably warm weather and investments made in Asian retail operations to prepare for the Asian holiday season in January and February 2007.

Liquidity and Capital Resources

2007 Compared to 2006

Net cash provided by operations for 2007 was $38.6 million, compared with $111.7 million in 2006. The reduction in cash provided in 2007 compared with 2006 was primarily due to reduced profitability combined with an increase in cash used for working capital. In 2007, our investment in working capital was $55.9 million, compared to $40.8 million in 2006. The increase in working capital investment was driven by lower accounts receivable, resulting from reduced sales, and higher inventory which was offset by a reduction in accounts payable driven by the timing of shipments. Our cash provided by operations was also negatively impacted by reduced accruals and income taxes payable, which resulted from lower profitability. These reductions in operating cash were partially offset by reduced share-based compensation and other non-cash charges as well as lower prepaid expenses.

Net cash used for investing activities amounted to $44.4 million in 2007, compared with $47.4 million in 2006. Net cash used for investing activities in 2007 included $12.8 million, net of cash acquired, primarily related to the acquisition of the assets of IPATH, LLC. Net cash used for investing activities in 2006 included $6.4 million, net of cash acquired, primarily related to the acquisition of Howies Limited and $4.4 million of other outflows related to our acquisition of certain assets of GoLite LLC, including trademarks. Capital expenditures in 2007 were $30.5 million, compared to $36.6 million in 2006. The decrease was primarily attributable to reduced investments in retail stores and product tooling.

Net cash used for financing activities was $34.1 million in 2007, compared with $99.9 million in 2006. Cash flows from financing activities reflected share repurchases of $47.7 million in 2007, compared with $120.7 million in 2006. We received cash inflows of $12.6 million in 2007 from the issuance of common stock related to the exercise of employee stock options and employee stock purchases, compared with $16.4 million in 2006. An excess tax benefit from share-based compensation provided $1.1 million in cash flows in 2007 compared to $4.4 million in 2006.

2006 Compared to 2005

Net cash provided by operations for 2006 was $111.7 million, compared with $182.3 million in 2005. The reduction in cash provided in 2006 compared with 2005 was primarily due to reduced net income and an increase in our investment in working capital. In 2006, our net investment in working capital was $40.8 million, compared to $7.9 million in 2005. Working capital increases primarily reflect higher quarter-end receivable balances, impacted by sales timing and, to a lesser extent, some erosion in the timeliness of collections in the U.S. and Europe, and higher retail inventory levels related to warm weather in the U.S. and Europe as well as Asian retail investment. Growth in accounts receivable and inventory was partially offset by increased payables. Our cash provided by operations was positively impacted by increased accruals associated with the timing of VAT and other expenses.

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

Credit Facilities

We have an unsecured committed revolving credit agreement with a group of banks which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 4.7% as of December 31, 2007), plus an applicable margin of between 13.5 and 47.5 basis points based on a fixed-charge coverage grid that is adjusted quarterly. As of December 31, 2007, the applicable margin under the facility was 47.5 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of December 31, 2007, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

We had uncommitted lines of credit available from certain banks totaling $50 million as of December 31, 2007. Any borrowings under these lines would be at prevailing money market rates (approximately 5.3% as of December 31, 2007). Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

As of December 31, 2007 and 2006, we had no borrowings outstanding under any of our credit facilities.

Management believes that our operating needs, capital needs and our share repurchase program for 2008 will be funded through our current cash balances, our existing credit facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and cash from operations, without the need for additional permanent financing. However, as discussed in Item 1A, Risk Factors, of this Annual Report on Form 10-K, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities.

Aggregate Contractual Obligations

At December 31, 2007, we have the following contractual obligations due by period:

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in millions)

Operating leases(1)	$222.7	$51.6	$74.6	$47.2	$49.3
Purchase obligations(2)	201.9	201.4	0.5	—	—
Deferred compensation plan(3)	9.1	0.8	1.3	0.6	6.4

Total(4)	$433.7	$253.8	$76.4	$47.8	$55.7

(1)	See Note 19 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	Purchase obligations consist of open production purchase orders for sourced footwear, apparel and accessories and materials used to manufacture footwear and open purchase orders for operating expense purchases relating to goods or services ordered in the normal course of business.

(3)	Our deferred compensation plan liability was $9.1 million at December 31, 2007. See Note 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(4)	We had $22.3 million of gross liability for uncertain tax positions recorded in other long-term liabilities on the consolidated balance sheet at December 31, 2007. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled. See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

As of December 31, 2007, 2006 and 2005, we had letters of credit outstanding of $24.5 million, $28.8 million and $24.6 million respectively. These letters of credit were issued predominantly for the purchase of inventory. The decrease in letters of credit outstanding in 2007 was driven by reduced purchases resulting from lower sales.

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

Quarterly Results of Operations (Unaudited)

(Amounts in Thousands, Except Per Share Data)
2007 Quarter Ended	March 30	June 29	September 28	December 31

Revenue	$336,329	$224,126	$433,294	$442,702
Gross profit	161,579	99,167	203,403	200,579
Net income/(loss)	9,253	(19,226)	25,865	24,107
Basic earnings/(loss) per share	$.15	$(.31)	$.42	$.40
Diluted earnings/(loss) per share	$.15	$(.31)	$.42	$.40

2006 Quarter Ended	March 31	June 30	September 29	December 31

Revenue	$349,811	$226,605	$502,980	$488,223
Gross profit	173,930	102,751	239,829	227,663
Net income/(loss)	26,065	(16,622)	55,551	36,211
Basic earnings/(loss) per share	$.41	$(.26)	$.89	$.59
Diluted earnings/(loss) per share	$.40	$(.26)	$.88	$.58

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

Forward-looking Information

As discussed in Item 1A, Risk Factors, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to:

•	Our ability to successfully market and sell our products in a highly competitive industry and in view of changing consumer trends, consumer acceptance of products, and other factors affecting retail market conditions, including the current global economic environment and global political uncertainties resulting from the continuing war on terrorism;

•	Our ability to execute key strategic initiatives, including the closure of targeted stores;

•	Our ability to adapt to potential changes in duty structures in countries of import and export including anti-dumping measures imposed by the European Union with respect to leather footwear imported from China and Vietnam;

•	Our ability to locate and retain independent manufacturers to produce lower cost, high-quality products with rapid turnaround times;

•	Our ability to manage our foreign exchange rate risks;

•	Our reliance on a limited number of key suppliers;

•	Our ability to obtain adequate materials at competitive prices;

•	Our ability to successfully invest in our infrastructure and product based upon advance sales forecasts;

•	Our ability to recover our investment in, and expenditures of, our retail organization through adequate sales at such retail locations; and

•	Our ability to respond to actions of our competitors, some of whom have substantially greater resources than we have.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and cash flows. We regularly assess these risks and have established policies and business practices that should mitigate a portion of the adverse effect of these and other potential exposures.

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

We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. As of December 31, 2007, 2006 and 2005, we had no short-term or long-term debt outstanding.

Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. Certain of these instruments, which related to 2007 exposures, do not qualify for hedge accounting and changes in their fair value were recorded in other income/(expense). These foreign currency forward contracts will expire in January 2008. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decrease the volatility of our earnings. We began hedging the Company’s 2008 foreign currency exposure under this new hedging program in the third quarter of 2007. Under this hedging program the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. The foreign currency forward contracts under this program will expire in 13 months or less. Based upon sensitivity analysis as of December 31, 2007, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $17.1 million, compared with an increase/decrease of $24.4 million as of December 31, 2006. The decrease as of December 31, 2007, compared to December 31, 2006, is primarily related to a reduction in our foreign currency denominated exposures as of December 31, 2007 compared with December 31, 2006, as well as our choice to hedge a lesser portion of our forecasted 2008 exposure at December 31, 2007 than the portion of our forecasted 2007 exposure that was hedged at December 31, 2006, as determined in accordance with our foreign exchange exposure management policy.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire

We have audited the accompanying consolidated balance sheets of The Timberland Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Timberland Company and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007 and the provisions of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 29, 2008

The Timberland Company

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands,
	except per share data)

ASSETS
Current assets
Cash and equivalents	$143,274	$181,698
Accounts receivable, net of allowance for doubtful accounts
of $14,762 in 2007 and $12,493 in 2006	188,091	204,016
Inventory, net	201,932	186,765
Prepaid expenses	41,572	42,130
Prepaid income taxes	17,361	12,353
Deferred income taxes	24,927	21,633
Derivative assets	—	176

Total current assets	617,157	648,771

Property, plant and equipment, net	87,919	94,640
Deferred income taxes	19,451	18,553
Goodwill	44,840	39,717
Intangible assets, net	54,382	47,865
Other assets, net	12,596	10,831

Total assets	$836,345	$860,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$86,101	$110,031
Accrued expense
Payroll and related	29,752	38,476
Other	79,151	84,258
Income taxes payable	19,215	49,938
Derivative liabilities	3,816	2,925

Total current liabilities	218,035	285,628

Other long-term liabilities	41,150	13,064
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 73,393,951 shares issued at December 31, 2007 and 72,664,889 shares issued at December 31, 2006	734	727
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at December 31, 2007 and December 31, 2006	117	117
Additional paid-in capital	251,063	224,611
Retained earnings	875,133	838,462
Accumulated other comprehensive income	20,106	15,330
Treasury Stock at cost; 25,024,194 Class A shares at December 31, 2007 and 22,428,168 Class A shares at December 31, 2006	(569,993)	(517,562)

Total stockholders’ equity	577,160	561,685

Total liabilities and stockholders’ equity	$836,345	$860,377

The accompanying notes are an integral part of these consolidated financial statements.

The Timberland Company

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands, except per share data)

Revenue	$1,436,451	$1,567,619	$1,565,681
Cost of goods sold	771,723	823,446	791,170

Gross profit	664,728	744,173	774,511

Operating expense
Selling	464,689	452,236	419,326
General and administrative	116,201	125,433	110,833
Restructuring and related costs	24,659	3,868	4,251

Total operating expense	605,549	581,537	534,410

Operating income	59,179	162,636	240,101

Other income
Interest income, net	835	966	3,335
Other income/(expense), net	(289)	(5,962)	23,551

Total other income/(expense)	546	(4,996)	26,886

Income before provision for income taxes	59,725	157,640	266,987
Provision for income taxes	19,726	56,435	86,771

Net income	$39,999	$101,205	$180,216

Earnings per share
Basic	$0.65	$1.62	$2.72
Diluted	$0.65	$1.59	$2.66
Weighted-average shares outstanding
Basic	61,087	62,510	66,325
Diluted	61,659	63,690	67,744

The accompanying notes are an integral part of these consolidated financial statements.

The Timberland Company

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

						Accumulated
	Class A	Class B	Additional			Other			Total
	Common	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Compensation	Earnings	Income/(Loss)	Stock	Income	Equity
	(Dollars in thousands)

Balance, January 1, 2005	$454	$59	$238,829	$(18,517)	$859,059	$19,407	$(591,877)		$507,414

Issuance/conversion of shares of common stock	8	—	22,162	(11,636)	—	—	10,682		21,216
Retirement of shares of common stock	(100)	—	(53,565)	—	(301,604)	—	355,269		—
Amortization of deferred compensation	—	—	—	10,210	—	—	—		10,210
Repurchase of common stock	—	—	—	—	—	—	(181,739)		(181,739)
Tax benefit from stock option plans	—	—	7,057	—	—	—	—		7,057
2-for-1 stock split	356	58	—	—	(414)	—	—		—
Comprehensive income:
Net income	—	—	—	—	180,216	—	—	$180,216	180,216
Translation adjustment	—	—	—	—	—	(16,453)	—	(16,453)	(16,453)

Comprehensive income	—	—	—	—	—	—	—	$163,763	—

Balance, December 31, 2005	718	117	214,483	(19,943)	737,257	2,954	(407,665)		527,921

Reclassification of deferred compensation[1]	—	—	(19,943)	19,943	—	—	—		—
Issuance of shares of common stock	9	—	6,842	—	—	—	9,553		16,404
Repurchase of common stock	—	—	—	—	—	—	(119,450)		(119,450)
Share-based compensation expense	—	—	18,918	—	—	—	—		18,918
Tax benefit from stock option plans	—	—	4,311	—	—	—	—		4,311
Comprehensive income:
Net income	—	—	—	—	101,205	—	—	$101,205	101,205
Translation adjustment	—	—	—	—	—	12,376	—	12,376	12,376

Comprehensive income	—	—	—	—	—	—	—	$113,581	—

Balance, December 31, 2006	727	117	224,611	—	838,462	15,330	(517,562)		561,685

Impact of adoption of FIN 48	—	—	—	—	(3,328)	—	—		(3,328)
Issuance of shares of common stock	7	—	13,096	—	—	—	—		13,103
Cancellation of shares of common stock	—	—	4,381	—	—	—	(7,371)		(2,990)
Repurchase of common stock	—	—	—	—	—	—	(45,060)		(45,060)
Share-based compensation expense	—	—	8,969	—	—	—	—		8,969
Tax benefit from share-based compensation	—	—	6	—	—	—	—		6
Comprehensive income:
Net income	—	—	—	—	39,999	—	—	$39,999	39,999
Translation adjustment	—	—	—	—	—	8,401	—	8,401	8,401
Change in fair value of cash flow hedges, net of taxes	—	—	—	—	—	(3,625)	—	(3,625)	(3,625)

Comprehensive income	—	—	—	—	—	—	—	$44,775	—

Balance, December 31, 2007	$734	$117	$251,063	$—	$875,133	$20,106	$(569,993)		$577,160

The accompanying notes are an integral part of these consolidated financial statements.

1	The amount in deferred compensation was reclassified to additional paid-in capital upon adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment. See Note 14 for additional information related to the Company’s adoption of SFAS 123(R).

The Timberland Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$39,999	$101,205	$180,216
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,007	(11,207)	(11,592)
Share-based compensation	9,051	19,610	10,210
Depreciation and other amortization	31,307	27,885	24,475
Provision for losses on accounts receivable	7,406	5,661	801
Provision for asset impairment	5,817	—	—
Tax benefit/(expense) from share-based compensation, net of excess benefit	(1,095)	(95)	7,057
Unrealized (gain)/loss on derivatives	(2,749)	8,793	(21,091)
Other non-cash charges	3,798	686	111
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	17,247	(32,953)	(12,524)
Inventory	(12,010)	(16,315)	(32,502)
Prepaid expense	154	(6,395)	(7,728)
Accounts payable	(26,155)	9,728	51,893
Accrued expense	(16,496)	18,070	(22,250)
Other liabilities	4,462	(3,013)	2,340
Income taxes prepaid and payable, net	(23,135)	(9,970)	12,866

Net cash provided by operating activities	38,608	111,690	182,282

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(12,843)	(6,381)	(81,807)
Additions to property, plant and equipment	(30,479)	(36,590)	(26,172)
Other	(1,073)	(4,409)	248

Net cash used by investing activities	(44,395)	(47,380)	(107,731)

Cash flows from financing activities:
Common stock repurchases	(47,748)	(120,719)	(181,469)
Issuance of common stock	12,574	16,407	20,838
Excess tax benefit from share-based compensation	1,101	4,406	—

Net cash used by financing activities	(34,073)	(99,906)	(160,631)

Effect of exchange rate changes on cash and equivalents	1,436	4,131	(9,873)

Net increase/(decrease) in cash and equivalents	(38,424)	(31,465)	(95,953)
Cash and equivalents at beginning of year	181,698	213,163	309,116

Cash and equivalents at end of year	$143,274	$181,698	$213,163

Supplemental disclosures of cash flow information:
Interest paid	$1,564	$1,569	$374
Income taxes paid	$40,453	$73,341	$78,259

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

Our footwear, apparel and accessories products are marketed in highly competitive environments that are subject to change in consumer preferences. Footwear accounted for approximately 70%, 72% and 77% of our revenue in 2007, 2006 and 2005, respectively. Geographically, 48%, 53% and 56% of our revenue was from our domestic businesses in 2007, 2006 and 2005, respectively.

We manage our business in three major segments, each sharing similar product, distribution and marketing: U.S. Wholesale, U.S. Consumer Direct and International.

We sourced approximately 89%, 91% and 90% of our footwear products from unrelated manufacturing vendors in 2007, 2006 and 2005, respectively. The remainder was produced in our manufacturing facilities in the Dominican Republic in 2007 and 2006, and in the Dominican Republic and Puerto Rico in 2005. All of our apparel and accessories products are sourced from unrelated manufacturing vendors.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. The significant estimates in the consolidated financial statements include sales returns and allowances, allowance for doubtful accounts receivable, realizable value of inventory, derivatives, incentive compensation accruals, share-based compensation, contingent liabilities, impairment of long-lived assets and goodwill, restructuring reserves and income taxes.

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the time of the sale. License fees and royalties are recognized as earned per the terms of our licensing agreements.

Taxes collected from customers and remitted to governmental authorities, such as sales, use and value added taxes, are recorded on a net basis.

In 2007, 2006 and 2005 we recorded $3,349, $4,129 and $4,774 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs are included in selling expense and were $17,847, $17,307 and $19,963 for 2007, 2006 and 2005, respectively.

We record reductions to revenue for estimated wholesale and retail customer returns and allowances in the same period the related sales are recorded. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received or paid. Our total reserves for sales returns and allowances were $30,003 and $35,887 at December 31, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based on our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowances for doubtful accounts totaled $14,762 and $12,493 at December 31, 2007 and 2006, respectively. More detailed information regarding the provision for losses has been provided within the statement of cash flows.

Advertising

Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. As of December 31, 2007 and December 31, 2006, we had $70 and $655 of prepaid advertising costs recorded on our consolidated balance sheets, respectively. Advertising expense, which is included in selling expense in our consolidated income statement, was $29,960, $28,082 and $36,589 in 2007, 2006 and 2005, respectively.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the actual market value differs from the carrying value of our inventory, we make an adjustment to reduce the value of

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our inventory to its net realizable value. Our reserves related to inventory valuation totaled $8,116 and $9,857 at December 31, 2007 and 2006, respectively.

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

Derivatives are recognized at fair value and included in either derivative assets or derivative liabilities on our consolidated balance sheets. Changes in fair value of derivatives not designated or effective as hedges are recorded in other income/(expense), net. The Company had no derivative instruments that qualified for hedge accounting during the first two quarters of 2007, and the years ended 2006 and 2005.

During the third quarter of 2007, the Company implemented a program that qualifies for hedge accounting treatment to aid in mitigating the Company’s foreign currency exposures and to decrease the volatility in earnings. The Company began hedging its 2008 foreign currency exposure under this new hedging program in the third quarter of 2007. Under this hedging program the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. The Company’s hedging strategy uses forward contracts as cash flow hedging instruments which are recorded in the consolidated balance sheet at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income and reclassified to earnings in the period that the transaction that is subject to the related hedge contract is recognized in earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method and the ineffective portion of the hedge is reported in other income/(expense), net in the consolidated statement of income.

Property, Plant and Equipment

We record property, plant and equipment at cost. We provide for depreciation using the straight-line method over the estimated useful lives of the assets or over the terms of the related leases, if such periods are shorter. The principal estimated useful lives are 3 to 20 years for building and improvements, 3 to 12 years for machinery and equipment and 3 years for lasts, patterns and dies.

Goodwill

Goodwill and intangible assets with indefinite lives are evaluated for impairment at least annually (at the end of our second fiscal quarter) or when events indicate that impairment exists. No impairment of goodwill occurred in 2007, 2006 and 2005 (see Note 8).

Long-lived Assets

We periodically evaluate the carrying values and estimated useful lives of our long-lived assets, primarily property, plant and equipment and finite-lived intangible assets. When factors indicate that such assets should be evaluated for possible impairment, we use estimates of undiscounted future cash flows to determine whether the assets are recoverable. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment is recognized.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable (see Note 19).

Income Taxes

Income taxes are determined based on the income reported on our financial statements, regardless of when such taxes are payable. Deferred tax assets and liabilities are adjusted to reflect the changes in U.S. and applicable foreign income tax laws when enacted.

On January 1, 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income tax positions. Under FIN 48, the Company recognizes the impact of a tax position in its financial statements if that position is more likely than not to be sustained upon examination by the appropriate taxing authority, based on its technical merits.

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

The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the years ended December 31, 2007, 2006 and 2005:

	2007			2006			2005
		Weighted-	Per-		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share	Net	Average	Share
December 31,	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$39,999	61,087	$0.65	$101,205	62,510	$1.62	$180,216	66,325	$2.72
Dilutive securities:
Stock options and employee stock purchase plan shares	—	260	(—)	—	874	(.02)	—	1,123	(.05)
Nonvested shares	—	312	(—)	—	306	(.01)	—	296	(.01)

Effect of dilutive securities:	—	572	(—)	—	1,180	(.03)	—	1,419	(.06)

Diluted EPS	$39,999	61,659	$0.65	$101,205	63,690	$1.59	$180,216	67,744	$2.66

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following securities (in thousands) were outstanding as of December 31, 2007, 2006 and 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

December 31,	2007	2006	2005

Options to purchase shares of common stock	3,778	2,560	722

Share-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period, with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of adoption, for which expense continues to be recognized on a graded schedule over the vesting period of the award. The Company estimates the fair value of its stock option awards and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model. See Note 14 for additional information regarding the Company’s adoption of SFAS 123(R).

In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” in the fourth quarter of 2006 the Company elected to adopt the alternative transition method for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

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

The components of accumulated other comprehensive income/(loss) as of December 31, 2007 and 2006 were:

	2007	2006

Cumulative translation adjustment	$23,731	$15,330
Fair value of cash flow hedges, net of taxes of $191	(3,625)	—

Total	$20,106	$15,330

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement 115,” which permits companies to choose to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The effect of adoption will be reported as a cumulative effect adjustment to beginning retained earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The Company will not elect the fair value option for any of its eligible financial instruments or other items.

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”). FIN 39 specifies what conditions must be met for an entity to have the right to offset assets and liabilities in the balance sheet. This FSP replaces the terms in FIN 39 with the term “derivative instruments” as defined under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with the effect of adoption reported as a retrospective change in accounting principle. The adoption of FIN 39-1 will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141 was revised to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (revised 2007) is applied prospectively, with one exception for income taxes, and is effective for business combinations made by the Company on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“ARB 51”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not have any outstanding noncontrolling interests.

2.	Inventory, net

Inventory, net of valuation allowances, consists of the following:

December 31,	2007	2006

Materials	$5,581	$5,386
Work-in-process	933	1,333
Finished goods	195,418	180,046

Total	$201,932	$186,765

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Derivatives

In the normal course of business, the financial position and results of operations of the Company are impacted by currency rate movements in foreign currency denominated assets, liabilities and cash flows as we purchase and sell goods in local currencies. We have established policies and business practices that are intended to mitigate a portion of the adverse effect of these exposures. We use derivative financial instruments, specifically forward contracts, to manage our currency exposures. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.

Cash Flow Hedges

The Company principally uses foreign currency forward contracts as cash flow hedges to offset the effects of exchange rate fluctuations on certain of its forecasted foreign currency denominated sales transactions. The Company’s cash flow exposures include recognized and anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, inter-company charges, as well as collections and payments. The risk in these exposures is the potential for losses associated with the remeasurement of non-functional currency cash flows into the functional currency. During the quarter ended September 28, 2007, the Company developed a program that qualifies for hedge accounting treatment to aid in mitigating the Company’s foreign currency exposures and to decrease the volatility in earnings. The Company began hedging a portion of its 2008 foreign currency cash flow exposure under this new hedging program in the third quarter of 2007. Under this hedging program the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. The Company tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a specified range, changes in the cash flow of the hedged item. Regression analysis is principally used by the Company to assess the effectiveness of a hedge relationship.

The Company’s hedging strategy uses forward contracts as cash flow hedging instruments, which are recorded in the consolidated balance sheet at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income and reclassified to earnings, in cost of goods sold, in the period that the transaction that is subject to the related hedge contract is recognized in earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method and the ineffective portion of the hedge is reported in the consolidated statement of income in other income/(expense), net. The amount of hedge ineffectiveness for the year ended December 31, 2007 was not material.

On December 31, 2007, we had $3,816 in derivative liabilities on our consolidated balance sheet, which represent the fair value of forward contracts with settlement dates through January of 2009. At December 31, 2007 the Company had approximately $3,625, net of $191 in taxes, of losses related to the foreign currency cash flow hedges in accumulated other comprehensive income. The Company expects to reclass pre-tax losses of $3,816 from accumulated other comprehensive income to the income statement within the next twelve months. No amounts were reclassified from accumulated other comprehensive income for the year ended December 31, 2007.

As of December 31, 2007, we had forward contracts maturing at various dates through January 2009 to sell the equivalent of $143,760 in foreign currencies at contracted rates. We had no forward contracts designated as cash flow hedges as of December 31, 2006.

Other Derivative Contracts

Forward contracts related to the Company’s foreign currency exposure for 2007, 2006 and 2005 were not designated as hedging instruments for accounting purposes. These forward contracts were recorded at fair value with changes in the fair value of these instruments recognized in earnings. For the years ended

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, 2006 and 2005, the Company recorded in other income/(expense), net, gains/(losses) on these outstanding forward contracts of $(9,174), $(10,738) and $26,447, respectively.

As of December 31, 2007, we had forward contracts maturing at various dates through January 2008 to sell the equivalent of $59,858 in foreign currencies at contracted rates and to buy the equivalent of $36,715 in foreign currencies at contracted rates. As of December 31, 2006, we had forward contracts maturing at various dates through January 2008 to sell the equivalent of $250,970 in foreign currencies and to buy the equivalent of $7,863 in foreign currencies at contracted rates. The decrease as of December 31, 2007, compared with December 31, 2006, is related to the development of our cash flow hedge program in the third quarter of 2007.

4.	Financial Instruments and Concentration of Credit Risk

The following table illustrates the U.S. dollar equivalent of foreign exchange contracts at December 31, 2007 and 2006 along with maturity dates, and fair values. Fair values are determined based on the difference between the settlement and forward exchange rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract
	Amount
	(U.S. $	Maturity
December 31, 2007	Equivalent)	Date	Fair Value

Pounds Sterling	$1,447	2008	$306
Pounds Sterling	4,408	2009	89
Euro	102,660	2008	(3,684)
Euro	2,837	2009	(71)
Japanese Yen	39,939	2008	(396)
Japanese Yen	2,718	2009	(60)
Canadian Dollar	12,894	2008	—

Total	$166,903		$(3,816)

	Contract
	Amount
	(U.S. $	Maturity
December 31, 2006	Equivalent)	Date	Fair Value

Pounds Sterling	$32,396	2007	$(1,138)
Pounds Sterling	17,840	2008	(325)
Euro	118,907	2007	(1,875)
Euro	23,883	2008	(295)
Japanese Yen	33,743	2007	443
Japanese Yen	11,044	2008	322
Canadian Dollar	6,398	2007	—
New Zealand Dollar	(1,104)	2007	119

Total	$243,107		$(2,749)

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of temporary cash investments, trade receivables and derivative instruments. We place our temporary cash investments and derivative instruments with a variety of high credit quality financial institutions, thereby

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimizing exposure to concentration of credit risk. Credit risk with respect to trade receivables is limited due to the large number of customers included in our customer base.

5.	Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these assets and liabilities. Derivative assets and derivative liabilities are carried at fair value.

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2007	2006

Land and improvements	$501	$501
Building and improvements	51,691	55,973
Machinery and equipment	174,714	171,222
Lasts, patterns and dies	37,337	34,220

Total cost	264,243	261,916
Less: accumulated depreciation	(176,324)	(167,276)

Net property, plant and equipment	$87,919	$94,640

Depreciation expense was $28,272, $24,990 and $22,438 for the years ended December 31, 2007, 2006 and 2005, respectively.

7.	Acquisitions

On April 25, 2007 we acquired substantially all of the assets of IPATH, LLC, and put them into a newly formed subsidiary, Ipath Footwear Inc. (“Ipath”). Ipath designs, develops and markets skateboarding-inspired casual footwear, apparel and accessories. Ipath’s results are reported in our U.S. Wholesale and International segments from the date of acquisition. The purchase price was $12,588, subject to adjustment, including transaction fees. The Company has completed its final purchase price allocation related to the fair value of Ipath’s intangible assets, and, as of December 31, 2007, the Company has recorded $330 for net assets acquired, and allocated $4,570 of the purchase price to the value of trademarks associated with the business, $2,600 to customer related intangible assets, and $5,088 to goodwill. Goodwill and intangible assets related to the Ipath acquisition are recorded in our U.S. Wholesale and International segments based on the expected level of benefit from the acquisition to each of the reportable segments. The Company expects the goodwill to be deductible for tax purposes.

On December 1, 2006, we acquired 100% of the stock of Howies Limited (“Howies”), a private company incorporated in England and Wales. Howies is based in Cardigan Bay, Wales, and was founded in 1995. Howies is an active sports brand founded on the idea of designing and manufacturing clothing for the inspired action sports and outdoor customer. Howies’ results of operations are included in our International segment from the date of acquisition. The purchase price consisted of an initial payment of $6,351, which includes the retirement of debt at closing and transaction fees. Under the agreement, additional consideration of up to $6,000, based on current exchange rates, will be due based on the achievement of certain net sales and earnings levels in each year from 2007 to 2010. Two selling shareholders of Howies, who are also employees, are eligible to earn additional consideration based on earnings levels for one annual period elected by the shareholders beginning with 2011, provided they are employed through 2011. We will estimate these potential payments beginning in 2011. Pursuant to the final allocation of the purchase price, which was completed in

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, as of December 31, 2007 the Company recorded $768 for net assets acquired, and allocated $5,582 of the purchase price to the value of trademarks associated with the business and $812 to customer related and other intangible assets. This allocation reflects an increase of $1,136 in the value of trademarks, and decreases of $141 to the value of customer and other related intangibles and $184 to reduce goodwill to zero compared to the preliminary allocation recorded as of December 31, 2006. The excess of fair value over cost, as a result of contingent consideration issuable under the arrangement, is recorded in other long-term liabilities on our condensed consolidated balance sheet. No contingent consideration is due with respect to sales and earnings levels achieved in 2007.

On December 20, 2005, we acquired 100% of the stock of SmartWool Corporation (“SmartWool”) for an aggregate purchase price of $81,363, net of cash acquired. SmartWool, based in Steamboat Springs, Colorado, designs, develops, markets and distributes premium performance wool-based socks, apparel and accessories for men, women and children. The acquisition was intended to support our efforts to extend our enterprise’s reach by offering our customers an expanded line of apparel and accessories. SmartWool’s results of operations are allocated among our business segments based on the geographic location of their sales. Transaction costs related to this acquisition totaled $390 of direct acquisition costs. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations for SmartWool in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

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

Intangible assets consist of the following:

December 31,	2007			2006
		Accumulated	Net Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value

Trademarks (indefinite lives)	$39,900	$—	$39,900	$38,764	$—	$38,764
Trademarks (finite lives)	11,622	(4,543)	7,079	7,541	(4,986)	2,555
Other intangible assets (finite lives)	11,227	(3,824)	7,403	8,637	(2,091)	6,546

Total	$62,749	$(8,367)	$54,382	$54,942	$(7,077)	$47,865

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We amortize intangible assets with finite useful lives assuming no expected residual value. The weighted average amortization period for all intangible assets subject to amortization was 8.3 and 5.3 years as of December 31, 2007 and 2006, respectively. The weighted-average amortization period for trademarks subject to amortization was 10.9 years and 5.0 years as of December 31, 2007 and 2006, respectively. The weighted-average amortization period for other intangible assets was 5.6 years as of both December 31, 2007 and 2006. Amortization expense related to all intangible assets was $3,101, $2,753 and $1,809 in 2007, 2006 and 2005, respectively. We estimate future amortization expense from intangible assets held as of December 31, 2007 to be $2,756, $2,283, $1,874, $1,409 and $686 in 2008, 2009, 2010, 2011 and 2012, respectively. The increase in intangible assets at December 31, 2007 is primarily the result of the acquisition of Ipath and adjustments to the valuation of Howies (see Note 7).

A summary of goodwill activity follows:

Year Ended December 31,	2007	2006

Balance at beginning of year	$39,717	$39,503
Additions from acquisitions	5,088	184
Other adjustments	35	30

Balance at end of year	$44,840	$39,717

9.	Deferred Compensation Plan

On January 1, 2001, we established an irrevocable grantor’s trust to hold assets to fund benefit obligations under the Company’s Deferred Compensation Plan (the “Plan”). Our obligations under the Plan consist of our unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, (ii) additional amounts, if any, that we may, from time to time, credit to the Plan, and (iii) notional earnings on the foregoing amounts based upon investment elections made by the participants. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. The Plan assets, which reside in other assets, net on our consolidated balance sheets, were $9,818 and $9,197 as of December 31, 2007 and 2006, respectively. The securities that comprise the Plan assets are corporate-owned life insurance policies. These assets are subject to the claims of the general creditors of the Company in the event of insolvency. Our deferred compensation liability, which is included in other long-term liabilities on our consolidated balance sheet, was $9,110 and $10,107 as of December 31, 2007 and 2006, respectively.

Section 409A of the Internal Revenue Code subjects amounts deferred after December 31, 2004 to new rules governing deferral elections and payment of deferred compensation. Final regulations under Section 409A were issued in April 2007, and under transition relief granted in October 2007, formal plan amendments to comply with the new rules are required by December 31, 2008. The transition relief delays full operational and documentary compliance with the new rules until January 1, 2009, and requires good faith operational compliance in the interim.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Accrued Expenses

Other accrued expenses consist of the following:

December 31,	2007	2006

Professional services and corporate expenses	$32,435	$36,100
Freight, duties and taxes	13,988	18,019
Marketing related expenses	6,717	10,501
Rent	9,662	7,680
Other accrued expenses	16,349	11,958

Total	$79,151	$84,258

11.	Credit Agreements

We have an unsecured committed revolving credit agreement with a group of banks which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100,000 for a total commitment of $300,000. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 4.7% as of December 31, 2007), plus an applicable margin of between 13.5 and 47.5 basis points based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2007, the applicable margin under the facility was 47.5 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100,000. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2007, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

We had uncommitted lines of credit available from certain banks totaling $50,000 as of December 31, 2007. Any borrowings under these lines would be at prevailing money market rates (approximately 5.3% as of December 31, 2007). Further, we had an uncommitted letter of credit facility of $80,000 to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

As of December 31, 2007 and 2006, we had no borrowings outstanding under any of our credit facilities. For the years ended December 31, 2007, 2006 and 2005, respectively, $1,710, $1,699 and $601 in interest expense associated with borrowings outstanding during the year was recorded in interest income, net in the consolidated statements of income.

12.	Income Taxes

On January 1, 2007 the Company adopted FIN 48, which clarifies the accounting for uncertainty in income tax positions. Under FIN 48, the Company recognizes the impact of a tax position in its financial statements if that position is more likely than not to be sustained upon examination by the appropriate taxing authority, based on its technical merits. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, we recognized a $3,328 increase in our liability for unrecognized tax benefits, which was recorded as a reduction to the January 1, 2007 retained earnings balance. The

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table reconciles the total amount recorded for unrecognized tax benefits for the year ended December 31, 2007:

Unrecognized tax benefits at January 1, 2007	$22,384
Gross increases — tax positions in prior period	1,832
Gross decreases — tax positions in prior period	(7,151)
Gross increases — current-period tax positions	3,465
Settlements	(1,157)
Lapse of statute of limitations	(327)

Unrecognized tax benefits at December 31, 2007	$19,046

As of December 31, 2007 we had a $22,328 total gross liability for uncertain tax positions and accrued interest included in other long-term liabilities on our balance sheet. Of this amount, $17,319 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

We recognize interest expense on the amount of underpaid taxes associated with our tax positions beginning in the first period in which interest starts accruing under the tax law, and continuing until the tax positions are settled. We classify interest associated with underpayments of taxes as income tax expense in our consolidated statement of income and in other long-term liabilities on the consolidated balance sheet. The gross amount of interest expense included in our income tax provision was $1,650 for the year ended December 31, 2007. The total amount of accrued interest included in other long-term liabilities as of December 31, 2007 was $3,282.

If a tax position taken does not meet the minimum statutory threshold to avoid the payment of a penalty, an accrual for the amount of the penalty that may be imposed under the tax law would be recorded. Penalties, if incurred, would be classified as income tax expense in our consolidated statement of income and in other long-term tax liabilities on our consolidated balance sheet. There were no penalties included in our income tax provision or accrued on our consolidated balance sheet as of and for the year ended December 31, 2007.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as China, France, Germany, Hong Kong, Italy, Japan, Spain, Switzerland, the U.K. and the United States. With the exception of China, which is open for examination from 1997, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002.

In 2007 we concluded audits in the United States and internationally which resulted in settlements of $1,157 and decreases in prior year tax positions of $6,697. It is reasonably possible that unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $9,000 by December 31, 2008 if audits are completed or tax years close during 2008.

The components of income before taxes are as follows:

December 31,	2007	2006	2005

Domestic	$47,680	$101,855	$145,135
International	12,045	55,785	121,852

Total	$59,725	$157,640	$266,987

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes are as follows:

	2007		2006		2005
December 31,	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$9,801	$(149)	$41,423	$(4,204)	$64,396	$(6,280)
State	3,210	(74)	7,402	330	15,781	(5,312)
Puerto Rico	—	—	2,470	(2,470)	258	—
Foreign	5,708	1,230	16,347	(4,863)	17,928	—

Total	$18,719	$1,007	$67,642	$(11,207)	$98,363	$(11,592)

The provision for income taxes differs from the amount computed using the statutory federal income tax rate of 35% due to the following:

December 31,	2007		2006		2005

Federal income tax at statutory rate	$20,904	35.0%	$55,174	35.0%	$93,445	35.0%
Federal tax exempt operations in Puerto Rico	—	—	—	—	(3,897)	(1.5)
State taxes, net of applicable federal benefit	2,038	3.4	5,026	3.2	6,805	2.6
Foreign	2,775	4.6	(6,662)	(4.2)	(18,154)	(6.8)
Tax audit settlements	(8,970)	(15.0)	—	—	—	—
Other, net	2,979	5.0	2,897	1.8	8,572	3.2

Total	$19,726	33.0%	$56,435	35.8%	$86,771	32.5%

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following:

December 31,	2007		2006
	Assets	Liabilities	Assets	Liabilities

Current:
Inventory	$3,116	$—	$4,492	$—
Receivable allowances	10,003	—	11,709	—
Employee benefits accruals	1,971	—	3,037	—
Other	9,837	—	2,395	—

Total current	$24,927	$—	$21,633	$—

Non-current:
Accelerated depreciation and amortization	$—	$(499)	$334	$—
Undistributed foreign earnings	1,699	—	1,699	—
Deferred compensation	5,626	—	10,259	—
Share-based compensation	5,717	—	3,734	—
Other (including certain state taxes)	1,653	—	558	—
Net operating loss carry-forwards	4,242	—	2,913	—
Less valuation allowance	(3,995)	—	(944)	—

Total non-current	$14,942	$(499)	$18,553	$—

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance relates to foreign net operating loss carry-forwards that may not be realized. The valuation allowance at December 31, 2007 of $3,995 includes $3,014 provided for during 2007 relating primarily to net operating loss carryforwards in Luxembourg.

Our consolidated income before taxes for the year ended December 31, 2005 included earnings from our subsidiary in Puerto Rico, which are substantially exempt from Puerto Rico income tax under an exemption that expires in 2012 and federal income taxes under an exemption that became limited after 2001 and expired after 2005.

Losses before income taxes from foreign operations were $(10,807), $(9,004) and $(11,185) for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the Company had $25,875 of foreign operating loss carryforwards available to offset future foreign taxable income. Of these operating loss carryforwards, $1,230 will expire in various years from 2008 through 2009, $9,650 will expire in various years from 2012 through 2014, and $14,905 relates to operating loss carryforwards that may be carried forward indefinitely.

As of December 31, 2007, the Company has indefinitely reinvested approximately $110,506 of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxes if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $23,601.

13.	Stockholders’ Equity

Our Class A Common Stock and Class B Common Stock are identical in virtually all respects, except that shares of Class A Common Stock carry one vote per share, while shares of Class B Common Stock carry ten votes per share. In addition, holders of Class A Common Stock have the right, voting separately as a class, to elect 25% of the directors of the Company, and vote together with the holders of Class B Common Stock for the remaining directors. In 2007 and 2006, no shares of Class B Common Stock were converted to Class A Common Stock.

On September 23, 2003, our Board of Directors approved an additional repurchase of up to 4,000,000 shares of our Class A Common Stock. On March 3, 2005, our Board of Directors approved a 100% increase in shares remaining under the September 2003 repurchase program as of April 14, 2005, the record date of a 2-for-1 stock split. The increase was effective immediately after the May 2, 2005 distribution date. During 2005, on a post split basis we repurchased 4,832,276 shares under that authorization.

On August 12, 2005, our Board of Directors approved an additional repurchase of 2,000,000 shares of our Class A Common Stock. During 2006 and 2005, we repurchased 1,475,580 and 524,420 shares under this authorization, respectively.

On February 7, 2006, our Board of Directors approved an additional repurchase of 6,000,000 shares of our Class A Common Stock. During 2007 and 2006, we repurchased 2,264,383 and 2,454,015 shares under this authorization, respectively.

From time to time, we use Rule 10b5-1 plans to facilitate share repurchases.

In the third quarter of 2005, the Company had non-cash financing activities valued at approximately $504 related to the swap of shares outstanding for payment of options exercised.

14.	Share-based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period, with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of adoption, for which expense continues to be recognized on a graded schedule over the vesting period of the award. Share-based compensation costs, which are recorded in cost of goods sold and selling expense and general and administrative expense, totaled $9,499 and $19,610 for the years ended December 31, 2007 and 2006, respectively. Cost of goods sold included $1,531 in 2007 compared to $2,843 in 2006. Selling expense included $4,756 in 2007 compared to $10,720 in 2006. General and administrative expense included $3,212 in 2007 compared to $6,047 in 2006. The decrease in share-based compensation costs is due to the impact of forfeitures of nonvested shares due to executive departures, and a higher estimated forfeiture rate of stock options.

Prior to January 1, 2006, the Company applied the intrinsic value method in APB Opinion 25 and related interpretations in accounting for our stock plans, SFAS 123, and SFAS 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123,” for disclosure purposes. In our consolidated statements of income for the year ended December 31, 2005, no compensation expense was recognized for stock option grants and the Employee Stock Purchase Plan. However, the Company recognized compensation expense for nonvested share awards of $10,210 ($6,892 net of taxes). The following table illustrates the effects on net income and earnings per share had compensation expense for stock option grants issued been determined under the fair value method of SFAS 123 for the year ended December 31, 2005:

2005

Net income as reported	$180,216
Add: Share-based employee compensation expense included in reported net income, net of related tax effect	6,892
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	15,331

Pro forma net income	$171,777

Basic earnings per share, as reported	$2.72
Pro forma basic earnings per share	$2.59
Diluted earnings per share, as reported	$2.66
Pro forma diluted earnings per share	$2.54

Financial statement amounts for the year ended December 31, 2005 have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. Effective January 1, 2006 and in accordance with SFAS 123(R), the Company changed its cash flow presentation whereby the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation expense recognized for share-based awards (“excess tax benefits”) are now classified as financing cash flows. In the consolidated statement of cash flows for the years ended December 31, 2007 and 2006, the total excess tax benefit of $1,101 and $4,406, respectively, related to share-based compensation included in cash flows from financing activities would have been included in cash flows from operating activities if the Company had not adopted SFAS 123(R).

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received $12,574 in proceeds on the exercise of stock options under the Company’s stock option and employee stock purchase plans and recorded a tax benefit of $1,493 related to these stock option exercises during the year ended December 31, 2007.

Under the provisions of SFAS 123(R), the Company is required to estimate the number of all share-based awards that will be forfeited. Effective January 1, 2006, the Company uses historical data to estimate forfeitures. Prior to the adoption of SFAS 123(R), the Company recognized the impact of forfeitures as they occurred.

Shares issued upon the exercise of stock options under the Company’s stock option and employee stock purchase plans are from authorized but unissued shares of the Company’s Class A Common Stock.

Stock Options

In February 2007 our Board of Directors adopted The Timberland Company 2007 Incentive Plan (the “2007 Plan”), which was subsequently approved by shareholders on May 17, 2007. The 2007 Plan was established to provide for grants of awards to key employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the Management Development and Compensation Committee of the Board of Directors (“MDCC”), are in a position to make significant contributions to the success of the Company and its affiliates. The 2007 Plan is intended to replace the Company’s 1997 Incentive Plan, as amended (the “1997 Plan”), and no new awards will be issued under the 1997 Plan. Awards under the 2007 Plan may take the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance awards, cash and other awards that are convertible into or otherwise based on, the Company’s stock. A maximum of 4,000,000 shares may be issued under the 2007 Plan, subject to adjustment as provided in the 2007 Plan. The 2007 Plan also contains limits with respect to the awards that can be made to any one person. Stock options granted under the 2007 Plan will be granted with an exercise price equal to fair market value at date of grant. All options expire ten years from date of grant. Awards granted under the 2007 Plan will become exercisable or vest as determined by the Administrator of the Plan.

In February 2007 the MDCC approved terms of The Timberland Company 2007 Executive Long Term Incentive Program (“2007 LTIP”) with respect to equity awards to be made to certain Company executives, and in February 2007 the Board of Directors also approved the 2007 LTIP with respect to the Company’s Chief Executive Officer. The 2007 LTIP was established under the 2007 Plan. The settlement of the awards will be based on the achievement of net income targets for the twelve month period from January 1, 2007 through December 31, 2007. If the threshold performance goal, as defined in the 2007 LTIP, is not met, a minimum settlement is to be awarded. Awards are expected to be settled in early 2008 but not later than March 31, 2008. The total minimum and maximum aggregate values to be settled under the 2007 LTIP are $1,000 and $5,625, respectively. The threshold performance goal, as defined in the 2007 LTIP, was not met during 2007; therefore the minimum settlement of $1,000 will be awarded in the first quarter of 2008. The awards will be settled 60% in stock options, which will vest equally over a three year vesting schedule, and 40% in restricted stock, which will vest equally over a two year vesting schedule. For purposes of the settlement, the number of shares subject to the options will be based on the value of the option as of the date of issuance of the option using the Black-Scholes option pricing model, and the number of restricted shares issued will be based on the fair market value of the Company’s stock on the date of issuance. The Company had $247 included in accrued payroll and related expense related to these awards at December 31, 2007.

Under the Company’s 1997 Plan, 16,000,000 shares of Class A Common Stock have been reserved for issuance to officers, directors and key employees. In addition to stock options, any of the following incentives may have been awarded to participants under the 1997 Plan: stock appreciation rights (“SARs”), nonvested shares, unrestricted stock, awards entitling the recipient to delivery in the future of Class A Common Stock or other securities, securities that are convertible into, or exchangeable for, shares of Class A Common Stock and

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash bonuses. Option grants and vesting periods were determined by the MDCC of the Board of Directors. Outstanding stock options granted under the 1997 Plan were granted with an exercise price equal to market value at date of grant and become exercisable either in equal installments over three years, beginning one year after the grant date, or become exercisable two years after the grant date. Prior to 2007, most stock options granted under the 1997 Plan were exercisable in equal installments over four years. All options expire ten years after the grant date. Upon approval of the 2007 Plan, no new awards were issued under the 1997 Plan.

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

Options to purchase an aggregate of 3,083,410, 3,029,012 and 2,517,920 shares were exercisable under all option arrangements as of December 31, 2007, 2006 and 2005, respectively. Under the existing stock option plans, there were 3,830,597, 1,008,990 and 1,752,562 shares available for future grants as of December 31, 2007, 2006 and 2005, respectively.

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

Year Ended December 31,	2007	2006	2005

Expected volatility	29.2%	30.1%	29.5%
Risk-free interest rate	4.6%	4.7%	3.6%
Expected life (in years)	4.7	4.2	5.1
Expected dividends	—	—	—

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes transactions under all stock option arrangements for the year ended December 31, 2007:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Outstanding at January 1, 2007	5,253,794	$27.07
Granted	825,031	25.91
Exercised	(594,578)	18.66
Expired or forfeited	(869,644)	30.41

Outstanding at December 31, 2007	4,614,603	$27.31	6.1	$2,160

Vested and expected to vest at December 31, 2007	4,477,446	$27.23	6.0	$2,160

Exercisable at December 31, 2007	3,083,410	$25.98	5.0	$2,160

The weighted-average grant date fair values per share of stock options granted, for which exercise price equals market value at the date of grant, were $8.52, $10.43 and $11.49 for the years ended December 31, 2007, 2006 and 2005, respectively. The total intrinsic values of stock options exercised during the years ended December 31, 2007, 2006 and 2005 were $5,032, $12,698 and $19,188, respectively.

Total unrecognized share-based compensation expense related to nonvested stock options was $7,298 as of December 31, 2007. The cost is expected to be recognized over the weighted-average period of 1.4 years.

Nonvested Shares

As noted above, the Company’s 1997 Plan and 2007 Plan provide for grants of nonvested shares. Under the 1997 Plan, the Company generally grants nonvested shares with a three year vesting period, which is the same as the contractual term. Under the 2007 Plan, the awards will vest equally over a two year period. Expense is recognized over the award’s requisite service period, which begins on the first day of the measurement period and ends on the last day of the vesting period. The fair value of nonvested share grants is determined by the market value at the date of the grant. Changes in the Company’s nonvested shares for the year ended December 31, 2007 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Nonvested at January 1, 2007	932,476	$32.59
Awarded	54,333	25.78
Vested	(391,019)	36.74
Forfeited	(215,768)	29.99

Nonvested at December 31, 2007	380,022	$28.82

The total fair value of shares vested during the year ended December 31, 2007 was $10,059.

Unrecognized compensation expense related to nonvested share grants was $3,280 as of December 31, 2007. The expense is expected to be recognized over a weighted-average period of 1.2 years.

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2004, our Board of Directors approved awards of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2006 performance targets, 36,232 nonvested shares with a value of $934 were issued on July 10, 2007. The number of shares issued was determined by the share price on the issuance date. These shares will fully vest three years from the issuance date. During 2007, 4,579 of these nonvested shares with a value of $118 were forfeited by certain executives when they left the Company. Based on the achievement of 2005 performance targets, 377,770 nonvested shares with a value of $10,000 were issued on July 5, 2006 and will fully vest three years from that date. During 2007, 130,162 of these nonvested shares with a value of $3,445 were forfeited by certain executives when they left the Company. Based on the achievement of 2004 performance targets, 275,117 nonvested shares with a value of $10,873 were issued on July 5, 2005 and will vest equally over three years from that date. During 2007, 45,208 of these nonvested shares with a value of $1,787 were forfeited by certain executives when they left the Company. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions.

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Year Ended December 31,	2007	2006	2005

Expected volatility	24.7%	30.9%	25.9%
Risk-free interest rate	5.06%	4.8%	2.8%
Expected life (in months)	6	6	6
Expected dividends	—	—	—

Employee purchases totaled 80,151, 84,685 and 74,094 shares in 2007, 2006 and 2005, respectively, at prices ranging from $15.37 to $27.67 per share. As of December 31, 2007, a total of 155,504 shares were available for future purchases. The weighted-average fair values of the Company’s ESP Plan purchase rights were approximately $6.42, $6.97 and $7.14 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, all ESP Plan compensation expense was recognized as all ESP Plan awards were vested.

15.	Cash Incentive Awards

The Company maintains a short-term incentive plan for all employees whereby a cash bonus is paid for the achievement of operating income and operating working capital targets in the fiscal year. During the fourth quarter of 2007, the Company reversed approximately $7,000 in expense accrued through the first three quarters of fiscal 2007 when it was determined it was not probable that the target would be achieved.

In September 2006, our Board of Directors approved a $2,000 cash incentive award to be issued in 2007 based on the achievement of a revenue target over a twelve month measurement period from September 30, 2006 through September 28, 2007. During the first quarter of 2007, the Company determined that it was not probable that the target would be achieved, and, accordingly, it reversed $500 that was recorded in accrued payroll and related expenses on the consolidated balance sheet at December 31, 2006.

In March 2005, our Board of Directors approved a cash incentive award of $1,250, based on the achievement of a performance target over a one year measurement period from January 1, 2005 through December 31, 2005. This award was recorded in accrued payroll and related expense on the consolidated balance sheet as of December 31, 2006 and paid in March 2007.

In 2004, our Board of Directors approved a cash incentive award of up to $3,000 which would have been paid in 2007. However, the performance target on which the award was based was not achieved over the three year measurement period from January 1, 2004 through December 31, 2006. Accordingly, in 2006 the Company reversed the $1,908 accrual for this award which was included in deferred compensation and other long-term liabilities on the consolidated balance sheet as of December 31, 2005.

16.	Business Segments and Geographic Information

We manage our business in three reportable segments, each sharing similar product, distribution and marketing. The reportable segments are U.S. Wholesale, U.S. Consumer Direct and International.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. Wholesale segment is comprised of the sale of products to wholesale customers in the United States. This segment also includes royalties from licensed products sold worldwide, the management costs and expenses associated with our worldwide licensing efforts and certain marketing expenses and value added services. We have reclassified licensing revenues generated in Europe and Asia from the International segment to U.S. Wholesale in 2006 and 2005 to conform to the current period presentation, which, as a result of management classification changes, now designates worldwide licensing revenues under the management of U.S. Wholesale.

The U.S. Consumer Direct segment includes the Company-operated specialty and factory outlet stores in the United States and our e-commerce business.

The International segment consists of the marketing, selling and distribution of footwear, apparel, accessories and licensed products outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels to sell footwear, apparel and accessories), independent distributors and licensees, as well as through our e-commerce business in the United Kingdom. Revenues associated with the sale of licensed products are classified in the U.S. Wholesale segment as that is where the business is managed.

The Unallocated Corporate component of segment reporting consists primarily of corporate support and administrative functions, costs related to share-based compensation, United States distribution expenses, global marketing support expenses, worldwide product development and other costs incurred in support of Company-wide activities. Unallocated Corporate also includes total other income/(expense), net, which is comprised of interest income, net, and other miscellaneous income/(expense), net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives not accounted for as hedges and the timing and settlement of local currency denominated assets and liabilities and other miscellaneous non-operating income/(expense). Such income/(expense) is not allocated among the reportable business segments.

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

The following tables present the segment information as of and for the years ended December 31, 2007, 2006 and 2005, respectively:

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated

2007
Revenue	$509,762	$191,440	$735,249	$—	$1,436,451
Operating income/(loss)	111,282	9,477	92,518	(154,098)	59,179
Interest income, net	—	—	—	835	835
Other, net	—	—	—	(289)	(289)

Income/(loss) before income taxes	$111,282	$9,477	$92,518	$(153,552)	$59,725

Total assets	$258,144	$33,951	$387,181	$157,069	$836,345
Goodwill	35,170	794	8,876	—	44,840
Expenditures for capital additions	2,440	3,977	17,559	6,503	30,479
Depreciation and amortization	2,903	2,434	9,609	16,361	31,307

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated

2006
Revenue	$647,889	$197,667	$722,063	$—	$1,567,619
Operating income/(loss)	180,229	16,603	146,247	(180,443)	162,636
Interest income, net	—	—	—	966	966
Other, net	—	—	—	(5,962)	(5,962)

Income/(loss) before income taxes	$180,229	$16,603	$146,247	$(185,439)	$157,640

Total assets	$251,658	$31,627	$392,212	$184,880	$860,377
Goodwill	31,745	794	7,178	—	39,717
Expenditures for capital additions	3,316	4,339	13,568	15,367	36,590
Depreciation and amortization	2,726	2,502	7,851	14,806	27,885

		U.S.
	U.S.	Consumer		Unallocated
	Wholesale	Direct	International	Corporate	Consolidated

2005
Revenue	$666,949	$212,645	$686,087	$—	$1,565,681
Operating income/(loss)	215,119	36,057	157,683	(168,758)	240,101
Interest income, net	—	—	—	3,335	3,335
Other, net	—	—	—	23,551	23,551

Income/(loss) before income taxes	$215,119	$36,057	$157,683	$(141,872)	$266,987

Total assets	$249,444	$30,299	$354,000	$156,956	$790,699
Goodwill	31,715	794	6,994	—	39,503
Expenditures for capital additions	1,941	3,428	8,616	12,187	26,172
Depreciation and amortization	868	2,491	6,610	14,506	24,475

The following summarizes our operations in different geographic areas for the years ended December 31, 2007, 2006 and 2005, respectively:

	United			Other
	States	Europe	Asia	Foreign	Consolidated

2007
Revenue	$691,768	$548,342	$155,811	$40,530	$1,436,451
Long-lived assets	146,349	35,973	4,325	13,090	199,737
2006
Revenue	$837,654	$547,091	$145,436	$37,438	$1,567,619
Long-lived assets	141,786	33,238	4,844	13,185	193,053
2005
Revenue	$872,429	$533,146	$133,396	$26,710	$1,565,681
Long-lived assets	139,288	19,388	4,044	10,328	173,048

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. Wholesale segment, less revenues from licensed products outside of the U.S., the U.S. Consumer Direct segment and Unallocated Corporate comprise the United States geographic area. The International segment is divided into three geographic areas: Europe, Asia and Other Foreign. Other Foreign revenues consist primarily of revenues in Canada and Latin America. Other Foreign assets consist primarily of the Company’s manufacturing assets in the Caribbean and assets related to our sourcing operations.

The following summarizes our revenue by product group for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005

Footwear	$1,004,808	$1,126,931	$1,200,089
Apparel and accessories	411,620	422,435	348,875
Royalty and other	20,023	18,253	16,717

Total	$1,436,451	$1,567,619	$1,565,681

17.	Retirement Plans

We maintain a contributory 401(k) Retirement Earnings Plan (the “401(k) Plan”) for eligible salaried and hourly employees who are at least 18 years of age. Under the provisions of the 401(k) Plan, employees may contribute up to 40% of their base salary up to certain limits. The 401(k) Plan provides for the Company matching contributions not to exceed 3% of the employee’s compensation or, if less, 50% of the employee’s contribution. Vesting of our contribution begins at 25% after one year of service and increases by 25% each year until full vesting occurs. We maintain a non-contributory profit sharing plan for eligible hourly employees not covered by the 401(k) Plan. Through December 31, 2005, we maintained two contributory 165(e) Retirement Earnings Plans (the “165(e) Plans”) for eligible salaried and hourly employees of our Puerto Rico manufacturing facility. The 165(e) Plans were closed as of December 31, 2005 in connection with the closure of our Puerto Rico manufacturing facility. Our contribution expense under all retirement plans was $1,912, $1,941 and $1,654 in 2007, 2006 and 2005, respectively.

18.	Restructuring and Related Costs

The Company incurred net restructuring and related charges of $24,659, $3,868 and $4,251 in the years ended 2007, 2006 and 2005, respectively. The components of these charges are discussed below.

Global Efficiency Review

As part of our ongoing initiative to rationalize our operating expense structure, in the fourth quarter we undertook a review of each function in our entire global organization and announced plans to transition to a reorganized, more efficient organization. This included changes to the U.S. sales team, a streamlined global product development organization, and reorganized support organizations around the globe. We incurred a net restructuring charge of approximately $6,800 in the fourth quarter of 2007, primarily related to severance, of which $3,100, $2,600 and $1,100 were reported in the Unallocated Corporate, International, and U.S. Wholesale segments, respectively. We anticipate that cash payments associated with this plan will continue throughout 2008, but do not expect that any additional charges under this plan will be material.

Global Retail Portfolio Review

During the third quarter of 2007, we announced our decision to close approximately 40, principally larger, specialty retail stores in the U.S., Europe and Asia. This action is consistent with the Company’s plan to continue to develop smaller, footwear-focused stores in the U.S. and certain international markets. The Company also plans to close several underperforming U.S. outlet stores. We closed 6 stores by the end of

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, and expect the majority of the remaining store closures to occur in the first half of 2008. The Company evaluated the carrying value of property and equipment related to the stores to be closed using estimates of future operating results and undiscounted cash flows. A liability is recorded for lease termination costs when the Company terminates the lease contract in accordance with the contract terms or has negotiated a termination with the counterparty. The Company expects to incur an estimated $15,900 of pre-tax restructuring charges associated with the implementation of this program, of which approximately $9,700 and $6,200 will be reported in the Consumer Direct and International segments, respectively. The restructuring charges expected to be incurred in the Consumer Direct segment in connection with this program include approximately $4,200 of lease termination costs, $3,900 of impairment charges related to property and equipment and $1,600 of severance and related costs. For the year ended December 31, 2007 the Consumer Direct segment incurred impairment charges related to property and equipment of $3,900, $2,100 for lease termination costs, and severance and related costs for field employees of $1,500. The restructuring charges expected to be incurred in the International segment in connection with this program include approximately $2,800 of lease termination costs, $1,900 of impairment charges related to property and equipment and $1,500 of severance and related costs. For the year ended December 31, 2007 the International segment incurred impairment charges related to property and equipment of $1,900 and severance and related costs for field employees of $1,000. The remaining expected charges of $5,500, primarily related to lease termination costs, are expected to be recorded in the first half of 2008. Cash payments associated with this program are expected to be made through the fourth quarter of 2008.

North American Apparel Licensing

During the first quarter of 2007, we entered into a five year licensing agreement with Phillips-Van Heusen for the design, sourcing and marketing of apparel in North America under the Timberland® brand, beginning with the Fall 2008 line. We incurred a restructuring charge of $3,111 in our U.S. Wholesale segment in the year ended December 31, 2007 to reflect employee severance, outplacement services and asset disposal costs associated with the implementation of this strategy. Cash payments associated with this initiative are expected to be made through the fourth quarter of 2008.

Executive Departure

During the first quarter of 2007, we also announced that Kenneth P. Pucker, Executive Vice President and Chief Operating Officer would be leaving the Company effective March 31, 2007. Mr. Pucker entered into a separation agreement with the Company, which provided for a cash payment and, pursuant to a prior award agreement (See Note 14), the vesting of certain shares previously awarded under the Company’s incentive compensation plans. In connection with our Global Reorganization discussed below, the Company recorded a restructuring charge of approximately $3,593 in the first quarter of 2007 to record these costs. Additionally, a credit of approximately $792 was recorded to restructuring associated with the forfeiture of other shares awarded to Mr. Pucker but not vested upon termination. See Note 14 for details of the impact of share-based awards included in this restructuring charge. Of the total charge, $3,000 was a cash item that was paid in the second quarter of 2007. The remaining $593 charge and the $(792) credit were recorded as a net reduction to equity. The total net charge of $2,801 is reflected in our Unallocated Corporate component for segment reporting.

Global Reorganization

During the fourth quarter of 2006, the Company announced a global reorganization to better align our organizational structure with our key consumer categories. During the year ended December 31, 2007 we incurred charges of $1,602 of which approximately $1,400 is included in our International segment and $200 is included in Unallocated Corporate, for severance and employment related items. In 2006, we recorded $2,969 which is primarily included in Unallocated Corporate, for severance and employment related items.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash payments associated with the global reorganization are expected to be made through the first quarter of 2008.

European Shared Service Center

During the first quarter of 2006, we initiated a plan to create a European finance shared service center in Schaffhausen, Switzerland. This shared service center is responsible for all transactional and statutory financial activities that had previously been performed by our locally based finance organizations. During the years ended December 31, 2007 and 2006 we recorded charges in connection with this restructuring plan of $0 and $677, respectively. This restructuring plan was completed in 2007.

Puerto Rico Manufacturing Facility

During fiscal 2005, the Company consolidated its Caribbean manufacturing operations. We ceased operations in our Puerto Rico manufacturing facility and expanded our manufacturing volume in the Dominican Republic. The Puerto Rico closure was completed in the second quarter of 2006. Severance and employee related charges, as well as other fees associated with the closure of the facility, recorded in connection with this restructuring plan were $222 and $4,036 in the years ended December 31, 2006 and 2005, respectively. In addition, $215 of accelerated depreciation resulting from the change in estimated useful lives of assets related to the closing of the Puerto Rico manufacturing facility was recorded in 2005. This restructuring plan is expected to be completed in the first quarter of 2008.

The following table sets forth the cash components of our restructuring reserve activity for the years ended December 31, 2007 and 2006. The non-cash components and other amounts reported as restructuring and related costs in the consolidated statement of income have been summarized in the notes to the table.

	Liability at			Liability at
	December 31,	Charges and		December 31,
	2006	(Credits)(a)	Cash Payments	2007

Global Efficiency Review	$—	$7,001	$(1,363)	$5,638
Global Retail Portfolio Review	—	4,623	(2,153)	2,470
North American Apparel Licensing	—	3,111	(1,940)	1,171
Global Reorganization	2,969	4,602	(7,538)	33
European Shared Service Center	368	—	(368)	—
Puerto Rico Manufacturing Facility	475	—	(315)	160

Totals as of December 31, 2007	$3,812	$19,337	$(13,677)	$9,472

(a)	The charges in the restructuring reserve table above exclude a net non-cash credit of approximately $450 related to the vesting and forfeiture of certain shares, which was recorded as a reduction to equity, and $5,800 of non-cash impairment charges, which were recorded as a reduction to property, plant and equipment, related to property and equipment associated with stores closing as a result of the Global Retail Portfolio Review in the third quarter of 2007.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Liability at			Liability at
	December 31,	Charges and		December 31,
	2005	(Credits)	Cash Payments	2006

Global Reorganization	$—	$2,969	$—	$2,969
European Shared Service Center	—	677	(309)	368
Puerto Rico Manufacturing Facility	3,963	222	(3,710)	475

Totals as of December 31, 2006	$3,963	$3,868	$(4,019)	$3,812

Charges and credits in the tables above consist primarily of severance, health benefits and other employee related costs. The cash payments in the table above are principally comprised of severance and related costs.

19.	Commitments and Contingencies

Leases

We lease our corporate headquarters facility and other management offices, manufacturing facilities, retail stores, showrooms, two distribution facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2021. Minimum commitments associated with retail stores that will be closing as part of our Global Retail Portfolio Review have been included as per the terms of the original lease, unless the early lease termination documents had been executed. The approximate minimum rental commitments under all non-cancelable leases as of December 31, 2007 are as follows:

2008	$51,567
2009	41,846
2010	32,756
2011	27,302
2012	19,916
Thereafter	49,338

Total	$222,725

Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require us to pay real estate taxes, maintenance and other expenses. The aggregate base rent obligation for a lease is expensed on a straight-line basis over the term of the lease. Base rent expense for all operating leases was $57,732, $50,921 and $41,803 for the years ended December 31, 2007, 2006 and 2005, respectively. Percentage rent, based on sales levels, for the years ended December 31, 2007, 2006 and 2005 was $10,597, $10,370 and $12,680, respectively.

Product Recall

In the third quarter of 2007, the Company announced the voluntary recall of some Timberland PRO® Direct Attach Steel Toe Series products due to a potential safety issue. The Company recorded a charge of $2,765 in the third quarter ended September 28, 2007 related to the recall based on an estimate of retailer inventory returns and consumer product replacement costs. In the fourth quarter of 2007 the Company reversed $1,067 of expense, as actual returns were lower than estimated, and incurred incremental air freight and other costs associated with the recall of approximately $435.

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

Management’s Evaluation of Disclosure Controls and Procedures

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

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Other than progress on remediation of the previously reported material weakness discussed below, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of December 31, 2006, we identified a material weakness in our internal control over financial reporting with respect to controls over the proper application of generally accepted accounting principles for certain complex transactions, including the accounting for derivative instruments. During 2007, we implemented measures designed to remediate the material weakness referred to above. As described in our Form 10-Q for the period ended September 28, 2007, the following changes to our internal control over financial reporting were made:

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

Management evaluated the operating effectiveness of the remediation procedures through the end of the fourth quarter of 2007 and concluded that the implementation of those efforts has remediated the material weakness described above.

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

Management assessed the effectiveness of Timberland’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management believes that Timberland’s internal control over financial reporting was effective as of the end of the period covered by this report.

As discussed in Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we acquired substantially all of the assets of IPATH, LLC on April 25, 2007 and put them into a newly formed subsidiary, Ipath Footwear Inc. As a result of the timing of the acquisition and as permitted by the Securities and Exchange Commission, management has excluded internal controls at Ipath Footwear Inc. from its assessment of the internal control over financial reporting as of December 31, 2007. Ipath Footwear Inc. represents less than 1% of net and total assets, respectively, less than 1% of revenue and less than 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007.

Timberland’s independent registered public accounting firm has issued their report on the effectiveness of Timberland’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire

We have audited the internal control over financial reporting of The Timberland Company and subsidiaries (the “Company”) as of December 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ipath Footwear Inc., which was acquired on April 25, 2007 and whose financial statements constitute less than 1% of net and total assets, respectively, less than 1% of revenues, and less than 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Ipath Footwear Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007 and the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 29, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the information set forth under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report on Form 10-K and to the information under the captions “Required Votes and Method of Tabulation”, “Item 1. Election of Directors”, “Information with Respect to Nominees”, “Corporate Governance and Code of Ethics”, “The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement (the “2008 Proxy Statement”) relating to our 2008 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2007, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Please refer to the information set forth under the captions “Directors’ Compensation for Fiscal Year 2007”, “Executive Compensation” and all sub-captions thereunder, and “Compensation Committee Interlocks and Insider Participation” in our 2008 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Please refer to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

Number of securities
remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,614,603	$27.31	3,830,597	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	4,614,603	$27.31	3,830,597

(1)	Excludes an award approved in 2007 by our Board of Directors of stock options and restricted stock under the Company’s 2007 Plan based on achieving net income targets for the twelve month period from January 1, 2007 through December 31, 2007. In accordance with the 2007 Plan, the minimum award amount of $1.0 million will be settled 60% in stock options, which will vest equally over a three year vesting schedule, and 40% in restricted stock, which will vest equally over a two year vesting schedule. The options and shares will be issued not later than March 31, 2008. For purposes of the settlement, the number of shares subject to the options will be based on the value of the option as of the date of issuance of the option using the Black-Scholes option pricing model, and the number of restricted shares issued will be based on the fair market value of the Company’s stock on the date of issuance. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Please refer to the information set forth under the captions “Board Independence”, “The Audit Committee” (introductory paragraph), and “Certain Relationships and Related Transactions” in our 2008 Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the information set forth under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval of Audit and Non-Audit Services” in our 2008 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS.  The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K and appear on the pages shown below:

Form 10-K Page

Report of Independent Registered Public Accounting Firm	45
Consolidated Balance Sheets as of December 31, 2007 and 2006	46
For the years ended December 31, 2007, 2006 and 2005:
Consolidated Statements of Income	47
Consolidated Statements of Changes in Stockholders’ Equity	48
Consolidated Statements of Cash Flows	49
Notes to Consolidated Financial Statements	50-76

(a)(2) FINANCIAL STATEMENT SCHEDULE.  The following additional financial data appearing on the pages shown below should be read in conjunction with the consolidated financial statements:

Form 10-K Page

Schedule II — Valuation and Qualifying Accounts	87

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
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987(8)
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987(8)
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000(8)
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001(9)
3.2	Amended and restated By-Laws, dated February 28, 2007(7)
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Revised specimen stock certificate for shares of the Company’s Class A Common Stock(15)
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)
10.2	(a) The Company’s 1987 Stock Option Plan, as amended(3)
(b) The Company’s 1997 Incentive Plan, as amended(10)
10.3	The Company’s 1991 Employee Stock Purchase Plan, as amended(5)
10.4	(a) The Company’s 1991 Stock Option Plan for Non-Employee Directors(6)
(b) Amendment No. 1 dated December 7, 2000(8)
10.5	The Company’s 2001 Non-Employee Directors Stock Plan, as amended(13)
10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, as approved on December 2, 2004(12)

Exhibit	Description

10.7	The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.8	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.9	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005(14)
10.11	The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker(13)
10.12	Amendment to The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker(13)
10.13	The Timberland Company 2005 Long Term Incentive Program for Kenneth P. Pucker(4)
10.14	The Timberland Company 2006 COO Incentive Program(2)
10.15	Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent(11)
10.16	First Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of September 4, 2007 among The Timberland Company, certain lending institutions listed therein and Bank of America, N.A., as a lender and as administrative agent.(16)
10.17	The Timberland Company Deferred Compensation Plan, as amended, filed herewith
10.18	Change of Control Severance Agreement(8)
10.19	The Timberland Company 2006 SmartWool Integration Bonus Program(14)
10.20	Separation Agreement between The Timberland Company and Kenneth P. Pucker dated February 7, 2007(15)
10.21	The Timberland Company 2007 Executive Long Term Incentive Program(17)
10.22	The Timberland Company 2007 Incentive Plan(18)
10.23	Summary of Timberland Key Employee Engagement Program, dated February 28, 2007, filed herewith
(21)	SUBSIDIARIES
21 .	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

(1)	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2006, and incorporated herein by reference.

(3)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2005 and incorporated herein by reference.

(5)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

(6)	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9)	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

(10)	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(15)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on March 1, 2007) and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMBERLAND COMPANY

February 29, 2008

By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIDNEY W. SWARTZ Sidney W. Swartz	Chairman of the Board and Director	February 29, 2008

/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ JOHN CRIMMINS John Crimmins	Chief Financial Officer, Vice President Finance, and Chief Accounting Officer	February 29, 2008

/s/ IRENE M. ESTEVES Irene M. Esteves	Director	February 29, 2008

/s/ JOHN A. FITZSIMMONS John A. Fitzsimmons	Director	February 29, 2008

/s/ VIRGINIA H. KENT Virginia H. Kent	Director	February 29, 2008

/s/ KENNETH T. LOMBARD Kenneth T. Lombard	Director	February 29, 2008

/s/ EDWARD W. MONEYPENNY Edward W. Moneypenny	Director	February 29, 2008

/s/ PETER R. MOORE Peter R. Moore	Director	February 29, 2008

/s/ BILL SHORE Bill Shore	Director	February 29, 2008

/s/ TERDEMA L. USSERY, II Terdema L. Ussery, II	Director	February 29, 2008

SCHEDULE II

THE TIMBERLAND COMPANY
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at	Charged to	Charged	Write-Offs,	Balance at
	Beginning	Costs and	to Other	Net of	End of
Description	of Period	Expenses	Accounts	Recoveries	Period
	(Dollars in thousands)

Allowance for doubtful accounts:
Years ended:
December 31, 2007	$12,493	$7,406	$—	$5,137	$14,762
December 31, 2006	8,755	5,661	—	1,923	12,493
December 31, 2005	8,927	801	—	973	8,755

Timberland, the Tree Design logo, 24/7 Comfort Suspension, the 24/7 Comfort Suspension logo, the PRO 24/7 logo, Air Raider, Amorphic Suspension, Balm Proofer, Boot Sauce, B.S.F.P., Cast-Bond, ClimatePath, Coconut Honeycomb Tech, Comforia, the Comforia logo, Earthkeepers, EasyDry, Endoskeleton, Ergomorphic, Ever-Guard, Follow Your Path, Free to GoLite, GoLite, the GoLite logo, Green Index, Gripstick, GSR, Howies, Independent Suspension Network, IntraMet, IPATH, the IPATH logos, ISN, the ISN logo, Isomorphic Suspension, Jackson Mountain, Ladder Lock, Made To Work, Make it better, Measure Up, Miōn, the Miōn logo, NEOform, Path of Service, PowerFit, the Powerfit logo, PreciseFit, the PreciseFit logo, PRO 24/7, PRO 24/7 Comfort Suspension, QuadCut, Renewbuck, SafeGrip, Smart Comfort, the Smart Comfort logo, SmartWool, the SmartWool logo, SmartPrint, Leave My SmartPrint, Smart Basket, Start Small, Think Big, Splash Blaster, the Splash Blaster logo, TBL, Timberland Boot Company, Timberland PRO, the PRO logo, TiTAN, Trail Grip, Weathergear, Waximum, and Whole Body Stability, are trademarks of The Timberland Company or its affiliated companies. Gore-Tex is a trademark of W.L. Gore & Associates, Inc. Ströbel is a trademark of Ströbel Und Söhne GmbH & Co. Thinsulate and Scotchgard are trademarks of 3M.

© 2008 The Timberland Company
All Rights Reserved

EXHIBIT INDEX

Exhibit	Description

(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a) Restated Certificate of Incorporation dated May 14, 1987(8)
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987(8)
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987(8)
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000(8)
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001(9)
3.2	Amended and restated By-Laws, dated February 28, 2007(7)
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Revised specimen stock certificate for shares of the Company’s Class A Common Stock(15)
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)
10.2	(a) The Company’s 1987 Stock Option Plan, as amended(3)
(b) The Company’s 1997 Incentive Plan, as amended(10)
10.3	The Company’s 1991 Employee Stock Purchase Plan, as amended(5)
10.4	(a) The Company’s 1991 Stock Option Plan for Non-Employee Directors(6)
(b) Amendment No. 1 dated December 7, 2000(8)
10.5	The Company’s 2001 Non-Employee Directors Stock Plan, as amended(13)
10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, as approved on December 2, 2004(12)
10.7	The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.8	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.9	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005(14)
10.11	The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker(13)
10.12	Amendment to The Timberland Company 2004 Long Term Incentive Program for Kenneth P. Pucker(13)
10.13	The Timberland Company 2005 Long Term Incentive Program for Kenneth P. Pucker(4)
10.14	The Timberland Company 2006 COO Incentive Program(2)
10.15	Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent(11)
10.16	First Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of September 4, 2007 among The Timberland Company, certain lending institutions listed therein and Bank of America, N.A., as a lender and as administrative agent.(16)
10.17	The Timberland Company Deferred Compensation Plan, as amended, filed herewith
10.18	Change of Control Severance Agreement(8)
10.19	The Timberland Company 2006 SmartWool Integration Bonus Program(14)
10.20	Separation Agreement between The Timberland Company and Kenneth P. Pucker dated February 7, 2007(15)
10.21	The Timberland Company 2007 Executive Long Term Incentive Program(17)
10.22	The Timberland Company 2007 Incentive Plan(18)
10.23	Summary of Timberland Key Employee Engagement Program, dated February 28, 2007, filed herewith
(21)	SUBSIDIARIES
21 .	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit	Description

(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

(1)	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2006, and incorporated herein by reference.

(3)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2005 and incorporated herein by reference.

(5)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

(6)	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9)	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

(10)	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(15)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on March 1, 2007) and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.