Form 10-Q
period 2008-03-28
TIMBERLAND CO
filed 2008-05-07
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008
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
☑ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
On April 25, 2008, 47,778,867 shares of the registrant’s Class A Common Stock were outstanding and 11,743,660 shares of the registrant’s Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(Dollars in Thousands)

	March 28,	December 31,	March 30,
	2008	2007	2007
Assets
Current assets
Cash and equivalents	$134,829	$143,274	$119,695
Accounts receivable, net of allowance for doubtful accounts of $16,717 at March 28, 2008, $14,762 at December 31, 2007 and $10,591 at March 30, 2007	201,786	188,091	199,695
Inventory, net	180,177	201,932	183,500
Prepaid expense	42,019	41,572	48,785
Prepaid income taxes	20,196	17,361	16,363
Deferred income taxes	22,749	24,927	15,286
Derivative assets	—	—	83

Total current assets	601,756	617,157	583,407

Property, plant and equipment, net	86,461	87,919	92,955
Deferred income taxes	19,075	19,451	23,613
Goodwill	44,840	44,840	39,891
Intangible assets, net	53,588	54,382	47,256
Other assets, net	10,453	12,596	12,457

Total assets	$816,173	$836,345	$799,579

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$63,427	$86,101	$77,445
Accrued expense
Payroll and related	30,085	29,752	31,268
Other	65,250	79,151	71,538
Income taxes payable	15,321	19,215	5,115
Derivative liabilities	9,257	3,816	2,600

Total current liabilities	183,340	218,035	187,966

Other long-term liabilities	40,431	41,150	39,690
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 73,471,161 shares issued at March 28, 2008, 73,393,951 shares issued at December 31, 2007 and 73,188,604 shares issued at March 30, 2007	735	734	732
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,743,660 shares issued and outstanding at March 28, 2008, December 31, 2007 and March 30, 2007	117	117	117
Additional paid-in capital	253,210	251,063	240,297
Retained earnings	893,172	875,133	844,387
Accumulated other comprehensive income	24,808	20,106	16,440
Treasury Stock at cost; 25,692,294 Class A shares at March 28, 2008, 25,024,194 Class A shares at December 31, 2007 and 22,888,588 Class A shares at March 30, 2007	(579,640)	(569,993)	(530,050)

Total stockholders’ equity	592,402	577,160	571,923

Total liabilities and stockholders’ equity	$816,173	$836,345	$799,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended
	March 28,	March 30,
	2008	2007
Revenue	$340,402	$336,329
Cost of goods sold	182,798	174,750

Gross profit	157,604	161,579

Operating expense
Selling	106,122	110,083
General and administrative	27,688	31,351
Restructuring and related costs	552	6,526

Total operating expense	134,362	147,960

Operating income	23,242	13,619

Other income
Interest income, net	568	1,130
Other income/(expense), net	5,762	(623)

Total other income	6,330	507

Income before provision for income taxes	29,572	14,126

Provision for income taxes	11,533	4,873

Net income	$18,039	$9,253

Earnings per share:
Basic	$.30	$.15
Diluted	$.30	$.15

Weighted-average shares outstanding
Basic	59,618	61,099
Diluted	60,016	61,995
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in Thousands)

	For the Three Months Ended
	March 28,	March 30,
	2008	2007
Cash flows from operating activities:
Net income	$18,039	$9,253
Adjustments to reconcile to net cash provided/(used) by operating activities:
Deferred income taxes	2,554	1,287
Share-based compensation	1,539	1,704
Depreciation and other amortization	8,046	7,656
Provision for losses on accounts receivable	1,389	19
Tax benefit from share-based compensation, net of excess benefit	151	653
Unrealized gain on derivatives	(21)	(232)
Non-cash charges/(credits), net	520	90
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(6,539)	5,500
Inventory	24,086	3,532
Prepaid expense	1,617	(6,355)
Accounts payable	(23,644)	(33,306)
Accrued expense	(18,023)	(19,454)
Income taxes prepaid and payable, net	(5,379)	(27,040)
Other liabilities	(1,572)	599

Net cash provided/(used) by operating activities	2,763	(56,094)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,116)	(5,220)
Other	2,170	(667)

Net cash used by investing activities	(1,946)	(5,887)

Cash flows from financing activities:
Common stock repurchases	(10,152)	(11,002)
Issuance of common stock	453	9,922
Excess tax benefit from share-based compensation	122	915

Net cash used by financing activities	(9,577)	(165)

Effect of exchange rate changes on cash and equivalents	315	143

Net decrease in cash and equivalents	(8,445)	(62,003)
Cash and equivalents at beginning of period	143,274	181,698

Cash and equivalents at end of period	$134,829	$119,695

Supplemental disclosures of cash flow information:
Interest paid	$81	$67
Income taxes paid	$14,484	$28,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE TIMBERLAND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in Thousands, Except Share and Per Share Data)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “Timberland” or the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
The Company’s fiscal quarters end on the Friday closest to the calendar quarter end, except that the fourth quarter and fiscal year end on December 31. The first quarters of 2008 and 2007 ended on March 28 and March 30, respectively.
New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141 (revised 2007), “Business Combinations.” SFAS 141 was revised to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (revised 2007) is applied prospectively, with one exception for income taxes, and is effective for business combinations made by the Company on or after January 1, 2009.
In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning with the interim financial statements for the period ending March 27, 2009.
Note 2. Fair Value Measurements
Effective January 1, 2008, the Company implemented SFAS 157, “Fair Value Measurements” relative to its financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually. However, pursuant to FASB Staff Position FAS

157-2 issued in February 2008, the Company has elected to defer implementation of SFAS 157 to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis. The Company’s partial adoption of SFAS 157 in the first quarter of 2008 did not have a material impact on the consolidated financial statements of the Company. We continue to evaluate the impact, if any, the implementation of this standard to our nonfinancial assets and liabilities remeasured on a non-recurring basis will have on our financial statements.
SFAS 157 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. For the quarter ended March 28, 2008, the Company did not have any financial assets or liabilities or nonfinancial assets or liabilities recognized or disclosed at fair value on a recurring basis for which significant unobservable inputs (Level 3) were used to measure fair value. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 28, 2008:

Description	Level 1	Level 2	Level 3	Impact of Netting	March 28, 2008
Assets:
Derivative contracts	$—	$329	$—	$(329)	$—
Total	$—	$329	$—	$(329)	$—

Liabilities:
Derivative contracts	$—	$9,586	$—	$(329)	$9,257
Total	$—	$9,586	$—	$(329)	$9,257
The fair value of the derivative contracts in the table above is reported on a gross basis by level based on the fair value hierarchy with a corresponding adjustment for netting. The Company often enters into derivative contracts with a single counterparty and these contracts are covered under a master netting agreement. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates.
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement 115,” was effective for the Company beginning January 1, 2008. The Company did not elect the fair value option for any of its eligible financial instruments or other items on January 1, 2008, and therefore no cumulative adjustment to beginning retained earnings was recorded. The Company has not made an election to carry any additional financial assets or liabilities at fair value.
Note 3. Derivatives
Cash Flow Hedges
On March 28, 2008, we had $9,257 in derivative liabilities on our consolidated balance sheet, which represent the fair value of forward contracts with settlement dates through January of 2009, compared to $3,816 in derivative liabilities on our consolidated balance sheet at December 31, 2007.  At March 28, 2008 the Company had approximately $8,815, net of $442 in taxes, of losses related to the foreign currency cash flow hedges in accumulated other comprehensive income. The Company expects to reclass pre-tax losses of $9,257 from accumulated other comprehensive income to the income statement within the next twelve months. For the three months ended March 28, 2008, the net hedging losses reclassified to earnings, in cost of goods sold, were $4,223. No amounts were reclassified from accumulated other comprehensive income for the quarter ended March 30, 2007.
As of March 28, 2008, we had forward contracts maturing at various dates through January 2009 to sell the equivalent of $121,384 in foreign currencies at contracted rates.
Other Derivative Contracts
Forward contracts not designated as cash flow hedging instruments are recorded at fair value with changes in the fair value of these instruments recognized in earnings. For the quarters ended March 28, 2008 and March 30, 2007, the Company recorded in other income/(expense), net, net gains/(losses) on these outstanding forward contracts of $653 and $(1,371), respectively.
As of March 28, 2008, we had forward contracts maturing at various dates through July 2008 to sell the equivalent of $52,564 in foreign currencies at contracted rates and to buy the equivalent of $49,588 in foreign currencies at contracted rates.
Note 4. Share-Based Compensation
Share-based compensation costs were as follows in the first three months of 2008 and 2007, respectively:

	For the Three Months Ended
	March 28, 2008	March 30, 2007
Cost of goods sold	$202	$305
Selling expense	859	709
General and administrative expense	478	889
Restructuring and related costs	—	(199)

Total share-based compensation	$1,539	$1,704

On March 4, 2008 the Management Development and Compensation Committee of the Board of Directors approved the terms of The Timberland Company 2008 Executive Long Term Incentive Program (“2008 LTIP”) with respect to equity awards to be made to certain Company executives, and on March 5, 2008 the Board of Directors also approved the 2008 LTIP with respect to the Company’s Chief Executive Officer. The 2008 LTIP was established under the Company’s 2007 Incentive Plan. The payout of the awards will be based on the achievement of budgeted net income for the Company for the twelve month period from January 1, 2008 through December 31, 2008, with threshold, target and maximum award values based on actual net income of the Company for 2008 equaling or exceeding specified percentages of budgeted net income. No awards shall be made unless the threshold goal is attained and in no event may the payout exceed 150% of the target award. The total potential value of the maximum awards under the 2008 LTIP is $7,500. Awards, if earned, are expected to be paid in early 2009. The awards will be settled 60% in stock options, subject to a three year vesting schedule, and 40% in restricted stock, subject to a two year vesting schedule. For purposes of the payout, the number of shares subject to the options will be based on the value of the option as of the date of issuance of the option using the Black-Scholes option pricing model, and the number of restricted shares issued will be based on the fair market value of the Company’s stock on the date of issuance. At March 28, 2008 the Company had recognized $79 as a liability on the condensed consolidated balance sheet related to the 2008 LTIP.
Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	For the Three Months Ended
	March 28, 2008	March 30, 2007
Expected volatility	32.0%	29.3%
Risk-free interest rate	2.8%	4.7%
Expected life (in years)	5.3	4.0
Expected dividends	—	—
The following summarizes transactions under all stock option arrangements for the three months ended March 28, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	4,614,603	$27.31
Granted	394,192	14.72
Exercised	(50,000)	9.05
Expired or forfeited	(271,146)	28.52

Outstanding at March 28, 2008	4,687,649	$26.37	6.2	$710

Vested or expected to vest at March 28, 2008	4,452,515	$26.49	6.1	$710

Exercisable at March 28, 2008	3,377,744	$27.08	5.2	$710

Unrecognized compensation expense related to nonvested stock options was $7,424 as of March 28, 2008. The expense is expected to be recognized over a weighted average period of 1.8 years.
Nonvested Shares
Changes in the Company’s nonvested shares for the three months ended March 28, 2008 are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2008	380,022	$28.82
Awarded	197,510	14.70
Vested	(57,319)	31.29

Unvested at March 28, 2008	520,213	$23.19

Unrecognized compensation expense related to nonvested shares was $4,618 as of March 28, 2008. The expense is expected to be recognized over a weighted average period of 1.9 years.
The awards in the table above include 170,300 restricted stock units which will vest equally over a three year period and 27,210 of restricted stock awards which will vest equally over a two year period.

Note 5. Earnings Per Share (“EPS”)
Basic EPS excludes common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised and nonvested shares vested. The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the three months ended March 28, 2008 and March 30, 2007:

	March 28, 2008			March 30, 2007
		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$18,039	59,618	$.30	$9,253	61,099	$.15
Effect of dilutive securities:
Stock options and employee stock purchase plan shares		55			442
Nonvested shares		343			454

Diluted EPS	$18,039	60,016	$.30	$9,253	61,995	$.15

The following options (in thousands) were outstanding as of March 28, 2008 and March 30, 2007, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	March 28, 2008	March 30, 2007
Options to purchase shares of common stock	4,351	3,306
Note 6. Comprehensive Income
Comprehensive income for the three months ended March 28, 2008 and March 30, 2007 is as follows:

	For the Three Months Ended
	March 28, 2008	March 30, 2007
Net income	$18,039	$9,253
Change in cumulative translation adjustment	9,892	1,110
Change in fair value of cash flow hedges, net of taxes	(5,190)	—

Comprehensive income	$22,741	$10,363

There were no cash flow hedges in place during the quarter ended March 30, 2007.
The components of accumulated other comprehensive income/(loss) as of March 28, 2008, December 31, 2007 and March 30, 2007 were:

	March 28,	December 31,	March 30,
	2008	2007	2007
Cumulative translation adjustment	$33,623	$23,731	$16,440
Fair value of cash flow hedges, net of taxes of $442	(8,815)	(3,625)	—

Total	$24,808	$20,106	$16,440

Note 7. Business Segments
Historically the Company reported its results in three operating segments: US Wholesale, US Consumer Direct and International. In the first quarter of 2008, the Company changed the composition of its reportable segments to North America, Europe and Asia, whereby the financial results of the Company’s Canadian business, previously included in the International segment, are allocated to the North America segment and Europe and Asia are separated.  The composition of segments is consistent with that used by the Company’s chief operating decision maker. Prior period comparative segment information has been adjusted to be consistent with the 2008 segment definitions.
The North America segment is comprised of the sale of products to wholesale and retail customers in North America. It includes Company-operated specialty and factory outlet stores in the United States and our U.S. e-commerce business. This segment also includes royalties from licensed products sold worldwide, the management costs and expenses associated with our worldwide licensing efforts and certain marketing expenses and value added services.
The Europe and Asia segments each consist of the marketing, selling and distribution of footwear, apparel and accessories outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale, retail and e-commerce channels to sell footwear, apparel and accessories), franchisees and independent distributors.
Unallocated Corporate consists primarily of corporate finance, information services, legal and administrative expenses, costs related to share-based compensation, United States distribution expenses, global marketing support expenses, worldwide product development and other costs incurred in support of Company-wide activities. Additionally, Unallocated Corporate includes total other income, which is comprised of interest income, net, and other miscellaneous income, net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives not designated as hedges and the timing and settlement of local currency denominated assets and liabilities, and other miscellaneous non-operating income/expense. Such income/expense is not allocated among the reported business segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on revenue and operating income. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, manufacturing/sourcing assets, computers and related equipment, and United States transportation and distribution equipment.

For the Three Months Ended March 28, 2008 and March 30, 2007

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2008

Revenue	$137,730	$164,751	$37,921	$—	$340,402

Operating income/(loss)	21,353	33,121	696	(31,928)	23,242

Income/(loss) before income taxes	21,353	33,121	696	(25,598)	29,572

Total assets	255,933	298,716	83,967	177,557	816,173

Goodwill	35,964	7,935	941	—	44,840

2007

Revenue	$144,538	$154,136	$37,655	$—	$336,329

Operating income/(loss)	18,740	34,492	1,313	(40,926)	13,619

Income/(loss) before income taxes	18,740	34,492	1,313	(40,419)	14,126

Total assets	263,117	295,752	73,527	167,183	799,579

Goodwill	32,851	7,040	—	—	39,891
The following summarizes our revenue by product for the quarters ended March 28, 2008 and March 30, 2007:

	2008	2007
Footwear	$236,598	$235,637
Apparel and accessories	97,942	95,406
Royalty and other	5,862	5,286

	$340,402	$336,329

Note 8. Inventory, net
Inventory, net consists of the following:

	March 28, 2008	December 31, 2007	March 30, 2007
Materials	$7,116	$5,581	$5,536
Work-in-process	924	933	1,301
Finished goods	172,137	195,418	176,663

Total	$180,177	$201,932	$183,500

Note 9. Restructuring and Related Costs
The Company incurred net restructuring charges of $552 and $6,526 in the first quarters of 2008 and 2007, respectively. The following table sets forth the cash components of our restructuring reserve activity for the three months ended March 28, 2008:

	Liability at			Liability at
	December 31,		Cash	March 28,
	2007	Net Charges	Payments	2008
Global Efficiency Review	$5,638	$286	$2,538	$3,386
Global Retail Portfolio Review (a)	2,470	157	959	1,668
North American Apparel Licensing	1,171	109	465	815
Global Reorganization	33	—	33	—
Puerto Rico Manufacturing Facility	160	—	8	152

Restructuring liabilities as of March 28, 2008	$9,472	$552	$4,003	$6,021

(a)	The Company estimates charges of approximately $4,000, primarily related to lease termination costs, to be recorded in the second quarter of 2008. Cash payments associated with this program are expected to be substantially completed by the end of 2008.
Note 10. Share Repurchase
On February 7, 2006, our Board of Directors approved a repurchase program of 6,000,0000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 668,100 for the quarter ended March 28, 2008. As of March 28, 2008, 613,502 shares remained under this authorization.
On March 10, 2008, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock.
From time to time, we use Rule 10b5-1 plans to facilitate share repurchases.
Note 11. Litigation
We are involved in various litigation and legal matters that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses The Timberland Company’s (“we”, “our”, “us”, “Timberland” or the “Company”) results of operations and liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the unaudited condensed consolidated financial statements and related notes. Included herein are discussions and reconciliations of (i) total Company, Europe and Asia revenue changes to constant dollar revenue changes and (ii) diluted EPS to diluted EPS excluding restructuring and related costs. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates and diluted EPS excluding restructuring and related costs are not Generally Accepted Accounting Principle (‘‘GAAP’’) performance measures. The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency fluctuations. We provide constant dollar revenue changes for total Company, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates. The limitation of this measure is that it excludes items that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with the GAAP numbers. We provide diluted EPS excluding restructuring and related costs because we use these measures to analyze the earnings of the Company. Management believes these measures are a reasonable reflection of the underlying earnings levels and trends from core business activities, as well as more indicative of future results. The difference between diluted EPS excluding restructuring and related costs and their most comparable GAAP measure (diluted EPS) is the impact of restructuring and related charges that may mask our underlying operating results and/or business trends. The limitation of this measure is that it excludes items that would otherwise decrease the Company’s diluted EPS. These limitations are best addressed by using them in combination with the most comparable GAAP measures in order to better understand the amounts, character and any impact of any increase or decrease on reported results.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2007. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2007.

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
A summary of our first quarter of 2008 financial performance, compared to the first quarter of 2007, includes the following:
•	First quarter revenue increased 1.2% from the prior year quarter to $340.4 million.

•	Gross margin declined 170 basis points to 46.3%.

•	Operating expenses decreased 9.2% from $148.0 million to $134.4 million.

•	Operating profit for the quarter was $23.2 million compared to $13.6 million in the first quarter of 2007.

•	Net income was $18.0 million in the first quarter of 2008 compared to $9.3 million in the first quarter of 2007.

•	Diluted EPS increased from $.15 in the first quarter of 2007 to $.30 in the first quarter of 2008. Excluding restructuring and related costs in both periods, diluted EPS increased from $.22 to $.31.

•	Cash at the end of the quarter was $134.8 million with no debt outstanding.
Timberland is maintaining its full year outlook as favorable foreign exchange benefits are anticipated to offset continued challenges in retail markets globally. The Company is targeting mid-single digit revenue declines, due in part to its decision to close underperforming retail stores. It also anticipates operating expenses in the range of $550 million, flat to modest operating margin improvement excluding restructuring costs, and a tax rate in the range of 40%.
For the second quarter, Timberland anticipates mid to high-single digit revenue declines and an operating loss excluding restructuring costs in the range of $30 million to $35 million, consistent with the first half outlook provided in its fourth quarter earnings release. The Company also anticipates an additional $4 million in restructuring costs in the second quarter, reflecting its previously announced retail closure plan, which will result in total plan costs in the range of $15 million to $16 million, $1 million to $2 million below its original estimate.
Statements made above and elsewhere in this Quarterly Report on Form 10-Q regarding the Company’s performance targets and outlook are based on our current expectations. These statements are forward-looking, and actual results may differ materially. See Item 1A, Risk Factors, in Part II of this Report for important additional information on forward-looking statements.

Results of Operations for the Three Months Ended March 28, 2008 and March 30, 2007
Revenue
Consolidated revenue of $340.4 million increased $4.1 million, or 1.2%, compared to the first quarter of 2007, as gains from foreign exchange rates, strong growth in Timberland PRO® footwear, SmartWool® apparel and accessories and the impact of the acquisition of IPATH were partially offset by continued declines in boots and kids and Timberland® brand apparel. On a constant dollar basis, consolidated revenues were down 3.6%. North America revenue totaled $137.7 million, a 4.7% decline from 2007, and the impact of foreign exchange was not material. Europe revenues were $164.8 million, a 6.9% increase over 2007, but down 1.6% on a constant dollar basis. Asia revenues increased 0.7%, but declined 6.3% on a constant dollar basis.
Segments Review
We have three reportable business segments (see Note 7): North America, Europe and Asia.
North America revenues decreased 4.7% to $137.7 million, primarily driven by anticipated sales declines in boots and kids, driven by a reduction of sales through off-price channels in the wholesale market as compared to the first quarter of 2007; declines in Timberland® brand apparel; and lower sales of outdoor performance and men’s casual footwear. These declines were partially offset by strong growth in Timberland PRO® footwear and SmartWool® apparel and accessories.
Within North America, our U.S. Consumer Direct revenue was flat compared with the first quarter of 2007. Comparable store sales growth of 1.9% was complemented by modest growth in our e-commerce business, driven by strong growth in SmartWool® products and the addition of IPATH. This growth was partially offset by a decline in revenues associated with our decision to close certain retail locations.
Europe’s revenues increased 6.9% to $164.8 million, but declined 1.6% in constant dollars. Softness in wholesale and retail sales across the European union, particularly Spain, France and the Benelux region, was partially offset by growth in the United Kingdom and our distributor business, primarily in Eastern Europe.
In Asia, revenue grew 0.7% to $37.9 million, but declined 6.3% in constant dollars, driven by softness in our wholesale business, principally Japan and Hong Kong, which offset growth in distributor markets.
Products
Worldwide footwear revenue was $236.6 million in the first quarter of 2008 compared to $235.6 million in the prior year quarter. Gains in the Timberland PRO® series and casual footwear, along with the acquisition of IPATH, offset declines in boots and kids. Worldwide apparel and accessories revenue grew 2.7% to $97.9 million, driven by double-digit growth of SmartWool® products offset by declines in Timberland® brand apparel in North America. In February 2007 the Company announced it would transition the North American apparel business to a licensing arrangement. The Company will cease sales of in-house Timberland® brand apparel in North America in the second quarter of 2008. Royalty and other revenue was $5.9 million in the first quarter of 2008 compared to $5.3 million in the prior year quarter, reflecting increased sales of Timberland PRO® licensed products.
Channels
Growth in our global consumer direct business was offset by softness in worldwide wholesale revenue. Consumer direct revenues grew 10.2% to $84.9 million. Globally, comparable store sales were up 5.7%, and the benefit from foreign exchange rates offset a difficult worldwide retail environment and revenue declines associated with our decision to close certain retail locations. As of the end of the first quarter of 2008 we had completed the closure of 30 of the approximately 50 specialty and outlet stores identified as part of our Retail Portfolio Review and anticipate the remainder of the store closures will occur by the end of the third quarter of 2008. We had 219 stores, shops and outlets worldwide at the end of the first quarter of 2008.
Wholesale revenue was $255.5 million, a 1.5% decrease compared to the prior year quarter. Revenue declined worldwide in a soft wholesale market, driven by sales declines in boots and kids footwear and Timberland® brand apparel in North America, partially offset by the benefit of foreign exchange rate changes on revenues in Europe and Asia.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 46.3% for the first quarter of 2008, 170 basis points lower than in the first quarter of 2007. The decline in gross margins was driven by a higher level of close-out activity and markdowns and allowances, in part related to retail store closures in North America, Europe and Asia, and slightly higher product costs. These impacts were partially offset by favorable foreign exchange rate changes and reduced off-price activity in our North America wholesale business.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $19.5 million and $20.6 million for the first quarters of 2008 and 2007, respectively.
Operating Expense
Operating expense for the first quarter of 2008 was $134.4 million, 9.2%, or $13.6 million, lower than the first quarter of 2007. The change is attributable to decreases in restructuring costs of $5.9 million, selling expense of $4.0 million and general and administrative expenses of $3.7 million. Overall, changes in foreign exchange rates added approximately $4.8 million to operating expense in the first quarter of 2008.
The Company recorded $0.6 million in net restructuring costs during the first quarter of 2008 compared to $6.5 million in 2007. Charges in 2008 reflect incremental costs associated with programs initiated in 2007 to streamline our global operations and close certain retail locations. We anticipate additional charges of approximately $4.0 million related to retail store closures in the second quarter of 2008. The 2007 charges reflect $3.2 million of costs associated with our global reorganization and $3.3 million of costs associated with our decision to license our Timberland® apparel business in North America.
Selling expense for the first quarter of 2008 was $106.1 million, a decrease of $4.0 million, or 3.6%, from the same period in 2007. This decline was driven primarily by reductions in North American sales and marketing costs of $5.1 million, principally as a result of reductions from our operating expense saving initiatives and $1.2 million in North American retail expenses primarily as a result of store closures. These reductions were partially offset by increased costs of $1.7 million related to growth in specialty businesses, such as SmartWool and Howies, and $0.9 million due to IPATH, which was acquired in the second quarter of 2007.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $9.9 million and $10.8 million in the first quarters of 2008 and 2007, respectively.
In each of the first quarters ended March 28, 2008 and March 30, 2007, we recorded $0.8 million of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs are included in selling expense and were $5.2 million and $4.5 million for the quarters ended March 28, 2008 and March 30, 2007, respectively.

Advertising expense, which is included in selling expense, was $4.2 million and $4.0 million in the first quarters of 2008 and 2007, respectively. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. The increase in advertising expense reflects higher consumer-facing marketing spending partially offset by lower levels of co-op advertising. Prepaid advertising as of March 28, 2008 and March 30, 2007 was $0.3 million and $0.7 million, respectively.
General and administrative expense for the first quarter of 2008 was $27.7 million, a decrease of 11.7% from the $31.4 million reported in the first quarter of 2007. The decline was driven primarily by reductions in incentive and share-based compensation costs of $2.2 million, finance and administrative costs of $0.9 million and North American retail of $0.8 million, primarily related to store closures.
Operating Income
Operating income for the first quarter of 2008 was $23.2 million compared to $13.6 million in 2007.
Operating income for our North America segment increased 13.9% to $21.4 million compared with $18.7 million in the first quarter of 2007. The increase was driven by a 12.3% reduction in operating expenses, as a result of our cost savings initiatives including both the streamlining of our operations and the closure of certain retail locations, as well as a reduction in restructuring expenses, which were $0.6 million in 2008 compared to $3.3 million in 2007. These savings offset a reduction in gross profit driven by an increase in close-out activity and markdowns and allowances principally associated with our retail business, partially offset by reduced off-price activity in our wholesale business.
Operating income for Europe declined 4.0% to $33.1 million for the quarter, driven by a 2.8% increase in operating expenses. Higher occupancy costs in our retail business and growth in our specialty businesses were partially offset by a restructuring credit that reflects favorable experience relative to our previous estimate of certain store closure costs. Gross profit dollars were relatively flat, as revenue increases were offset by a margin decrease of 350 basis points driven by increased close-out activity and changes in channel mix.
Asia’s operating income decreased 47.0% to $0.7 million for the quarter, driven by a 6.8% decrease in gross margin principally as a result of increased close-out activity. The decline in gross margin was partially offset by a 4.0% reduction in operating expenses, driven by lower rent and opening expenses in our retail business as well as a restructuring credit that reflects favorable experience relative to our previous estimate of certain store closure costs.
Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, decreased $9.0 million to $31.9 million. The lower expenses were driven primarily by decreases of $2.8 million in restructuring charges, $2.2 million in incentive and share-based compensation costs, $0.9 million in finance and administrative compensation costs, $0.8 million associated with start-up fees related to our shared service center, as well as the impact from certain activities that were undertaken to achieve operating expense savings and rationalize our operating expense structure.
Other Income and Taxes
Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $0.6 million and $1.1 million in the first quarters of 2008 and 2007, respectively. For the quarters ended March 28, 2008 and March 30, 2007, $0.1 million in fees associated with our credit facilities outstanding during the quarter was recorded in interest income, net in the unaudited condensed consolidated statements of income.
Other income/(expense), net, included $5.1 million and $0.6 million of foreign exchange gains for the first quarters of 2008 and 2007, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the timing of settlement of local currency denominated receivables and payables. These gains were driven by the volatility of exchange rates within the first quarters of 2008 and 2007 and should not be considered indicative of expected future results.
The effective income tax rate for the first quarter of 2008 was 39.0%, compared to 34.5% for the first quarter of 2007. The 2008 rate reflects changes in the geographical mix of our profits as well as provisions for certain tax reserves.
Reconciliation of Total Company, Europe and Asia Revenue Changes To Constant Dollar Revenue Changes
Total Company Revenue Reconciliation:

	For the Three Months
	Ended March 28, 2008
	$ Millions
	Change	% Change

Revenue increase (GAAP)	$4.1	1.2%
Increase due to foreign exchange rate changes	16.3	4.8%

Revenue decrease in constant dollars	$(12.2)	(3.6%)
Europe Revenue Reconciliation:

	For the Three Months
	Ended March 28, 2008
	$ Millions
	Change	% Change

Revenue increase (GAAP)	$10.6	6.9%
Increase due to foreign exchange rate changes	13.1	8.5%

Revenue decrease in constant dollars	$(2.5)	(1.6%)
Asia Revenue Reconciliation:

	For the Three Months
	Ended March 28, 2008
	$ Millions
	Change	% Change

Revenue increase (GAAP)	$0.3	0.7%
Increase due to foreign exchange rate changes	2.6	7.0%

Revenue decrease in constant dollars	$(2.3)	(6.3%)
The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency. We provide constant dollar revenue changes for total Company, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates.

Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs

	For The Three Months Ended
	March 28,	March 30,
	2008	2007

Diluted EPS, as reported (GAAP)	$0.30	$0.15
Per share impact of restructuring and related costs, net of tax effect	0.01	0.07

Diluted EPS excluding restructuring and related costs	$0.31	$0.22

Management provides diluted EPS excluding restructuring and related costs because it is used to analyze the earnings of the Company. Management believes this measure is a reasonable reflection of the underlying earnings levels and trends from core business activities.
Accounts Receivable and Inventory
Accounts receivable was $201.8 million as of March 28, 2008, an increase of 1.0% compared to $199.7 million as of March 30, 2007. This increase is due to a shift in the mix of our wholesale business to international markets and the impact of foreign exchange. Days sales outstanding were 53 days as of March 28, 2008 and March 30, 2007. Wholesale days sales outstanding were 60 days and 59 days for the first quarters ended 2008 and 2007, respectively.
Inventory decreased 1.8% to $180.2 million as of March 28, 2008, compared with $183.5 million as of March 30, 2007, reflecting continued efforts to reduce excess inventory as a percentage of our overall mix.
Liquidity and Capital Resources
Net cash provided by operations for the first three months of 2008 was $2.8 million, compared with cash used by operations of $56.1 million for the first three months of 2007. This increase in cash provided is driven by reduced cash used for working capital and improved profitability. Our use of cash for working capital declined to $29.5 million for the quarter as compared to $76.5 million in the first quarter of 2007 due to higher levels of working capital investment as of December 31, 2007 as compared with December 31, 2006. The decrease in working capital investment was driven by lower inventory reflecting continued aggressive efforts to reduce inventory, reduced prepaid spending, and a higher tax payable driven by improved profits. This was offset by an increase in accounts receivable driven by foreign exchange impacts.
Net cash used by investing activities amounted to $1.9 million in the first three months of 2008, compared with $5.9 million in the first three months of 2007. Capital expenditures totaled $4.1 million for the first three months of 2008 compared to $5.2 million in the first three months of 2007, primarily driven by reduced retail investment. We received $2.2 million in the first three months of 2008, resulting primarily from a reduction in our deferred compensation asset.
Net cash used by financing activities was $9.6 million in the first three months of 2008, compared with $0.2 million in the first three months of 2007. The change is primarily attributable to lower levels of stock option exercises, which were a source of cash of $0.5 million during the first three months of 2008, compared with $9.9 million in the first three months of 2007.
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 2.9% at March 28, 2008), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of March 28, 2008, the applicable margin under the facility was 47.5 basis points. We pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of March 28, 2008, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, amount of dividends we may pay, and certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
We had uncommitted lines of credit available from certain banks totaling $50 million at March 28, 2008. Any borrowings under these lines would be at prevailing money market rates (approximately 3.5% at March 28, 2008). Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.
As of March 28, 2008 and March 30, 2007, we had no borrowings outstanding under any of our credit facilities. For each of the quarters ended March 28, 2008 and March 30, 2007, $0.1 million in fees associated with our credit facilities outstanding during the quarter was recorded in interest income, net in the unaudited condensed consolidated statements of income.
Management believes that our capital needs and our share repurchase program for the balance of 2008 will be funded through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A, Risk Factors, of this report, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities, which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities.
The Company is currently considering various alternatives relative to the GoLite and Mion businesses and plans to make a decision regarding these businesses in the second quarter of 2008. These businesses are not material to the Company’s financial position or results of operations.
Off Balance Sheet Arrangements
As of March 28, 2008 and March 30, 2007, we had letters of credit outstanding of $17.1 million and $28.2 million, respectively. These letters of credit were issued predominantly for the purchase of inventory.
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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. At March 28, 2008 and March 30, 2007, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decrease the volatility of our earnings. We began hedging the Company’s 2008 foreign currency exposure under this new hedging program in the third quarter of 2007.  Under this hedging program the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. The foreign currency forward contracts under this program will expire in 10 months or less. Based upon sensitivity analysis as of March 28, 2008, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $13.4 million, compared to an increase/decrease of $19.1 million at March 30, 2007. The decrease at March 28, 2008, compared with March 30, 2007, is primarily related to a decline in the notional value of our outstanding derivative contracts from the same period prior year, partially offset by favorable foreign currency rate changes.
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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION
Item 1A. RISK FACTORS
This Quarterly Report on Form 10-Q contains forward-looking statements. As discussed in Part I, Item 1A, Risk Factors, entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” of our Annual Report on Form 10-K for the year ended December 31, 2007, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic reports filed with the Securities and Exchange Commission, in our annual report to shareholders, in our proxy statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. We encourage you to refer to our Form 10-K to carefully consider these risks, uncertainties and assumptions. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the Three Fiscal Months Ended March 28, 2008

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs
January 1 – January 25	—	$—	—	1,281,602
January 26 – February 22	110,700	15.03	110,700	1,170,902
February 23 – March 28	557,400	14.32	557,400	6,613,502

Q1 Total	668,100	$14.44	668,100
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date
Program 1	02/09/2006	6,000,000	None
Program 2	03/10/2008	6,000,000	None
No existing programs expired or were terminated during the reporting period. On March 10, 2008 our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. No shares were repurchased under this authorization during the quarter ended March 28, 2008. See Note 10 to our unaudited condensed consolidated financial statements in this Form 10-Q for additional information.

*	Fiscal month

**	Based on trade date — not settlement date

Item 6. EXHIBITS
     Exhibits.

Exhibit 10.1 –	The Timberland Company 2008 Executive Long Term Incentive Program, filed herewith.

Exhibit 31.1 –	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 –	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 –	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2 –	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: May 7, 2008	By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
Chief Executive Officer

Date: May 7, 2008	By:	/s/ JOHN CRIMMINS
John Crimmins
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

Exhibit 10.1	The Timberland Company 2008 Executive Long Term Incentive Program, filed herewith.

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.