Form 10-Q
period 2008-06-27
TIMBERLAND CO
filed 2008-08-06
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2008
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
☐ Yes  ☑ No
On July 25, 2008, 47,188,995 shares of the registrant’s Class A Common Stock were outstanding and 11,529,160 shares of the registrant’s Class B Common Stock were outstanding.

Form 10-Q

THE TIMBERLAND COMPANY
FORM 10-Q

Form 10-Q

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 27,	December 31,	June 29,
	2008	2007	2007
Assets
Current assets
Cash and equivalents	$152,764	$143,274	$97,530
Accounts receivable, net of allowance for doubtful accounts of $16,810 at June 27, 2008, $14,762 at December 31, 2007 and $10,898 at June 29, 2007	121,482	188,091	134,776
Inventory, net	195,015	201,932	215,881
Prepaid expense	44,011	41,572	53,205
Prepaid income taxes	20,776	17,361	28,015
Deferred income taxes	21,822	24,927	15,431
Derivative assets	—	—	153

Total current assets	555,870	617,157	544,991

Property, plant and equipment, net	84,553	87,919	91,961
Deferred income taxes	19,178	19,451	21,674
Goodwill	44,840	44,840	45,021
Intangible assets, net	52,815	54,382	54,777
Other assets, net	10,586	12,596	12,816

Total assets	$767,842	$836,345	$771,240

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$74,734	$86,101	$80,604
Accrued expense
Payroll and related	27,605	29,752	31,030
Other	53,702	79,151	58,446
Income taxes payable	2,528	19,215	884
Derivative liabilities	6,594	3,816	2,890

Total current liabilities	165,163	218,035	173,854

Other long-term liabilities	41,474	41,150	41,413
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 73,715,661 shares issued at June 27, 2008, 73,393,951 shares issued at December 31, 2007 and 73,282,538 shares issued at June 29, 2007	737	734	733
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,529,160 shares issued and outstanding at June 27, 2008, and 11,743,660 shares issued and outstanding at December 31, 2007 and June 29, 2007	115	117	117
Additional paid-in capital	255,903	251,063	245,159
Retained earnings	874,243	875,133	825,161
Accumulated other comprehensive income	24,837	20,106	17,600
Treasury Stock at cost; 26,542,340 Class A shares at June 27, 2008, 25,024,194 Class A shares at December 31, 2007 and 23,007,907 Class A shares at June 29, 2007	(594,630)	(569,993)	(532,797)

Total stockholders’ equity	561,205	577,160	555,973

Total liabilities and stockholders’ equity	$767,842	$836,345	$771,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Quarter Ended		For the Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Revenue	$209,916	$224,126	$550,318	$560,455
Cost of goods sold	117,716	124,959	300,514	299,709

Gross profit	92,200	99,167	249,804	260,746

Operating expense
Selling	95,317	99,547	201,439	209,630
General and administrative	26,539	30,091	54,227	61,442
Restructuring and related costs	317	988	869	7,514

Total operating expense	122,173	130,626	256,535	278,586

Operating loss	(29,973)	(31,459)	(6,731)	(17,840)

Other income
Interest income, net	776	666	1,344	1,796
Other income/(expense), net	(379)	1,441	5,383	818

Total other income, net	397	2,107	6,727	2,614

Loss before income taxes	(29,576)	(29,352)	(4)	(15,226)

Income tax (benefit)/provision	(10,647)	(10,126)	886	(5,253)

Net loss	$(18,929)	$(19,226)	$(890)	$ (9,973)

Loss per share
Basic	$(.32)	$(.31)	$(.02)	$(.16)
Diluted	$(.32)	$(.31)	$(.02)	$(.16)
Weighted-average shares outstanding
Basic	58,932	61,473	59,269	61,288
Diluted	58,932	61,473	59,269	61,288
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended
	June 27,	June 29,
	2008	2007
Cash flows from operating activities:
Net loss	$(890)	$(9,973)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Deferred income taxes	3,377	3,080
Share-based compensation	4,218	4,458
Depreciation and other amortization	16,124	15,634
Provision for losses on accounts receivable	1,974	386
Tax (expense)/benefit from share-based compensation, net of excess benefit	(335)	608
Unrealized (gain)/loss on derivatives	16	(12)
Other non-cash charges/(credits), net	1,992	(2,696)
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	69,457	70,619
Inventory	8,420	(28,512)
Prepaid expense	72	(10,069)
Accounts payable	(12,007)	(29,520)
Accrued expense	(32,056)	(33,032)
Income taxes prepaid and payable, net	(18,483)	(39,389)
Other liabilities	(1,973)	1,001

Net cash provided/(used) by operating activities	39,906	(57,417)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(12,813)
Additions to property, plant and equipment	(10,332)	(11,601)
Other	2,909	(1,303)

Net cash used by investing activities	(7,423)	(25,717)

Cash flows from financing activities:
Common stock repurchases	(24,983)	(13,527)
Issuance of common stock	823	11,693
Excess tax benefit from share-based compensation	179	1,071

Net cash used by financing activities	(23,981)	(763)

Effect of exchange rate changes on cash and equivalents	988	(271)

Net increase/(decrease) in cash and equivalents	9,490	(84,168)
Cash and equivalents at beginning of period	143,274	181,698

Cash and equivalents at end of period	$152,764	$97,530

Supplemental disclosures of cash flow information:
Interest paid	$153	$168
Income taxes paid	$12,412	$31,960
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
The Company’s fiscal quarters end on the Friday closest to the day that the calendar quarter ends, except that the fourth quarter and fiscal year end on December 31. The second quarter and first six months of our fiscal year in 2008 and 2007 ended on June 27, 2008 and June 29, 2007, respectively.
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
Note 2. Fair Value Measurements
Effective January 1, 2008, the Company implemented SFAS 157, “Fair Value Measurements” relative to its financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually. However, pursuant to FASB Staff Position FAS 157-2 issued in February 2008, the Company has elected to defer implementation of SFAS 157 relative to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis. The Company’s partial adoption of SFAS 157 in the first quarter of 2008 did not have a material impact on the consolidated financial statements of the Company. We continue to evaluate the impact, if any, the implementation of this standard to our nonfinancial assets and liabilities remeasured on a non-recurring basis will have on our financial statements.
SFAS 157 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical

Form 10-Q

assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. For the quarter ended June 27, 2008, the Company did not have any financial assets or liabilities or nonfinancial assets or liabilities recognized or disclosed at fair value on a recurring basis for which significant unobservable inputs (Level 3) were used to measure fair value. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 27, 2008:

Description	Level 1	Level 2	Level 3	Impact of Netting	June 27, 2008
Assets:
Derivative contracts	$—	$283	$—	$(283)	$—
Total	$—	$283	$—	$(283)	$—

Liabilities:
Derivative contracts	$—	$6,877	$—	$(283)	$6,594
Total	$—	$6,877	$—	$(283)	$6,594
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
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement 115,” was effective for the Company beginning January 1, 2008. The Company did not elect the fair value option for any of its eligible financial instruments or other items on January 1, 2008, and, therefore, no cumulative adjustment to beginning retained earnings was recorded. The Company has not made an election to carry any additional financial assets or liabilities at fair value.
Note 3. Derivatives
Cash Flow Hedges
On June 27, 2008, we had $6,594 in derivative liabilities on our consolidated balance sheet, which represent the fair value of forward contracts with settlement dates through April 2009, compared to $3,816 in derivative liabilities on our consolidated balance sheet at December 31, 2007.  At June 27, 2008, the Company had approximately $6,250 of losses, net of $344 in taxes, related to the foreign currency cash flow hedges in accumulated other comprehensive income. The Company expects to reclassify pre-tax losses of $6,594 from accumulated other comprehensive income to the income statement within the next twelve months. For the quarter and six months ended June 27, 2008, the net hedging losses reclassified to earnings, in cost of goods sold, were $1,564 and $5,787, respectively. No amounts were reclassified from accumulated other comprehensive income for the quarter and six months ended June 29, 2007. The amount of hedge ineffectiveness for the quarter and six months ended June 27, 2008 was not material.
As of June 27, 2008, we had forward contracts maturing at various dates through April 2009 to sell the equivalent of $119,407 in foreign currencies at contracted rates.
Other Derivative Contracts
Forward contracts not designated as cash flow hedging instruments are recorded at fair value with changes in the fair value of these instruments recognized in earnings. For the quarters ended June 27, 2008 and June 29, 2007, the Company recorded in other income/(expense), net, net gains/(losses) on these outstanding forward contracts of $1,788 and $(323), respectively. For the six months ended June 27, 2008 and June 29, 2007, the Company recorded in other income/(expense), net, net gains/(losses) on these outstanding forward contracts of $2,442 and $(463), respectively.

Form 10-Q

As of June 27, 2008, we had forward contracts maturing at various dates through September 2008 to sell the equivalent of $51,857 in foreign currencies at contracted rates and to buy the equivalent of $60,356 in foreign currencies at contracted rates.
Note 4. Share-Based Compensation
Share-based compensation costs were as follows in the quarter and six months ended June 27, 2008 and June 29, 2007, respectively:

	For the Quarter Ended
	June 27, 2008	June 29, 2007
Cost of goods sold	$424	$467
Selling expense	1,434	1,448
General and administrative expense	821	839

Total share-based compensation	$2,679	$2,754

	For the Six Months Ended
	June 27, 2008	June 29, 2007
Cost of goods sold	$626	$772
Selling expense	2,293	2,157
General and administrative expense	1,299	1,728
Restructuring and related costs	—	(199)

Total share-based compensation	$4,218	$4,458

On March 4, 2008, the Management Development and Compensation Committee of the Board of Directors approved the terms of The Timberland Company 2008 Executive Long Term Incentive Program (“2008 LTIP”) with respect to equity awards to be made to certain Company executives, and on March 5, 2008, the Board of Directors also approved the 2008 LTIP with respect to the Company’s Chief Executive Officer. The 2008 LTIP was established under the Company’s 2007 Incentive Plan. The awards will be based on the achievement of budgeted net income for the Company for the twelve-month period from January 1, 2008 through December 31, 2008, with threshold, target and maximum award values based on actual net income of the Company for 2008 equaling or exceeding specified percentages of budgeted net income. No awards shall be made unless the threshold goal is attained and in no event may the payout exceed 150% of the target award. The total potential grant date value of the maximum awards under the 2008 LTIP is $7,500. Awards, if earned, are expected to be paid in early 2009. The awards will be settled 60% in stock options, subject to a three-year vesting schedule, and 40% in restricted stock, subject to a two-year vesting schedule. For purposes of the payout, the number of shares subject to the options will be based on the value of the option as of the date of issuance using the Black-Scholes option pricing model, and the number of restricted shares issued will be based on the fair market value of the Company’s Class A Common Stock on the date of issuance. At June 27, 2008, the Company had recognized $291 as a liability on the unaudited condensed consolidated balance sheet related to the 2008 LTIP.
Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model, which employs the assumptions noted in the following table:

	For the Quarter Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Expected volatility	33.1%	30.0%	32.3%	29.5%
Risk-free interest rate	3.9%	4.8%	3.0%	4.7%
Expected life (in years)	9.9	8.0	6.5	4.9
Expected dividends	—	—	—	—

Form 10-Q

The following summarizes transactions under all stock option arrangements for the six months ended June 27, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	4,614,603	$27.31
Granted	532,975	15.49
Exercised	(80,000)	10.29
Expired or forfeited	(556,130)	27.42

Outstanding at June 27, 2008	4,511,448	$26.20	6.1	$1,877

Vested or expected to vest at June 27, 2008	4,307,436	$26.37	6.0	$1,733

Exercisable at June 27, 2008	3,335,376	$27.34	5.1	$1,139

Unrecognized compensation expense related to nonvested stock options was $7,113 as of June 27, 2008. This expense is expected to be recognized over a weighted average period of 1.6 years.
Nonvested Shares
Changes in the Company’s nonvested shares for the six months ended June 27, 2008 are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2008	380,022	$28.82
Awarded	200,000	14.73
Vested	(57,319)	31.29
Forfeited	(15,581)	14.70

Nonvested at June 27, 2008	507,122	$23.42

Unrecognized compensation expense related to nonvested shares was $3,657 as of June 27, 2008. This expense is expected to be recognized over a weighted average period of 1.8 years.
The awards in the table above include 172,790 restricted stock units which will vest equally over a three-year period and 27,210 shares subject to restricted stock awards which will vest equally over a two-year period. During the second quarter of 2008, 12,180 restricted stock units and 3,401 shares of restricted stock awards were forfeited.
Note 5. Loss Per Share
Basic loss per share excludes common stock equivalents and is computed by dividing net loss by the weighted-average number of common shares outstanding for the periods presented. Net loss for the quarters ended June 27, 2008 and June 29, 2007 were $(18,929) and $(19,226), respectively, and weighted average shares outstanding for the quarters ended June 27, 2008 and June 29, 2007 were 58,932 and 61,473, respectively, resulting in a basic and diluted loss per share of $(.32) and $(.31) for the quarters ended June 27, 2008 and June 29, 2007, respectively. Net loss for the six months ended June 27, 2008 and June 29, 2007 were $(890) and $(9,973), respectively, and weighted average shares outstanding for the six months ended June 27, 2008 and June 29, 2007 were 59,269 and 61,288, respectively, resulting in a basic and diluted loss per share of $(.02) and $(.16) for the six months ended June 27, 2008 and June 29, 2007, respectively. Diluted earnings/(loss) per share reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised and nonvested shares vested, to the extent such securities would not be anti-dilutive. Due to net losses for all periods presented, the assumed exercise of stock options and vesting of nonvested shares had an anti-dilutive effect and, therefore, were excluded from the computation of diluted loss per share.

Form 10-Q

The following securities (in thousands) were outstanding as of June 27, 2008 and June 29, 2007, but were not included in the computation of diluted loss per share as their inclusion would be anti-dilutive:

	For the Quarter Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Anti-dilutive securities	4,958	4,290	4,947	4,305
Note 6. Comprehensive Income/(Loss)
Comprehensive income/(loss) for the quarter and six months ended June 27, 2008 and June 29, 2007 is as follows:

	For the Quarter Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net loss	$(18,929)	$(19,226)	$(890)	$(9,973)
Change in cumulative translation adjustment	(2,536)	1,160	7,356	2,270
Change in fair value of cash flow hedges, net of taxes	2,565	—	(2,625)	—

Comprehensive income/(loss)	$(18,900)	$(18,066)	$3,841	$(7,703)

There were no cash flow hedges in place during the quarter and six months ended June 29, 2007.
The components of accumulated other comprehensive income/(loss) as of June 27, 2008, December 31, 2007 and June 29, 2007 were:

	June 27,	December 31,	June 29,
	2008	2007	2007
Cumulative translation adjustment	$31,087	$23,731	$17,600
Fair value of cash flow hedges, net of taxes of $344 at June 27, 2008 and $191 at December 31, 2007	(6,250)	(3,625)	—

Total	$24,837	$20,106	$17,600

Note 7. Business Segments and Geographic Information
Historically, the Company had reported its results in three reportable segments: US Wholesale, US Consumer Direct and International. In the first quarter of 2008, the Company changed the composition of its reportable segments to North America, Europe and Asia, whereby the financial results of the Company’s Canadian business, previously included in the International segment, are allocated to the North America segment and Europe and Asia are separated.  The composition of segments is consistent with that used by the Company’s chief operating decision maker. Prior period comparative segment information has been adjusted to be consistent with the 2008 segment definitions.
The North America segment is comprised of the sale of products to wholesale and retail customers in North America. It includes Company-operated specialty and factory outlet stores in the United States and our United States e-commerce business. This segment also includes royalties from licensed products sold worldwide, the related management costs and expenses associated with our worldwide licensing efforts, and certain marketing expenses and value added services.
The Europe and Asia segments each consist of the marketing, selling and distribution of footwear, apparel and accessories outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale, retail and e-commerce channels to sell footwear, apparel and accessories), franchisees and independent distributors.

Form 10-Q

Unallocated Corporate consists primarily of corporate finance, information services, legal and administrative expenses, costs related to share-based compensation, worldwide distribution expenses, global marketing support expenses, worldwide product development and other costs incurred in support of Company-wide activities. Additionally, Unallocated Corporate includes total other income, net, which is comprised of interest income, net, and other income/(expense), net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives not designated as hedges and the timing and settlement of local currency denominated assets and liabilities, and other miscellaneous non-operating income/(expense). Such income/(expense) is not allocated among the reported business segments.
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
For the Quarter Ended June 27, 2008 and June 29, 2007

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2008
Revenue	$99,556	$78,760	$31,600	$—	$209,916
Operating income/(loss)	9,534	(8,205)	(1,405)	(29,897)	(29,973)
Income/(loss) before income taxes	9,534	(8,205)	(1,405)	(29,500)	(29,576)
Total assets	244,031	280,189	76,342	167,280	767,842
Goodwill	37,846	6,994	—	—	44,840

2007
Revenue	$114,964	$79,819	$29,343	$—	$224,126
Operating income/(loss)	8,927	(3,667)	(1,763)	(34,956)	(31,459)
Income/(loss) before income taxes	8,927	(3,667)	(1,763)	(32,849)	(29,352)
Total assets	282,768	264,686	67,141	156,645	771,240
Goodwill	38,027	6,994	—	—	45,021
For the Six Months Ended June 27, 2008 and June 29, 2007

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2008
Revenue	$237,286	$243,511	$69,521	$—	$550,318
Operating income/(loss)	30,886	24,916	(709)	(61,824)	(6,731)
Income/(loss) before income taxes	30,886	24,916	(709)	(55,097)	(4)

2007
Revenue	$259,502	$233,955	$66,998	$—	$560,455
Operating income/(loss)	27,667	30,825	(450)	(75,882)	(17,840)
Income/(loss) before income taxes	27,667	30,825	(450)	(73,268)	(15,226)

Form 10-Q

The following summarizes our revenue by product for the quarter and six months ended June 27, 2008 and June 29, 2007:

	For the Quarter Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Footwear	$142,935	$154,511	$379,551	$390,148
Apparel and accessories	62,635	66,503	160,558	161,909
Royalty and other	4,346	3,112	10,209	8,398

	$209,916	$224,126	$550,318	$560,455

Note 8. Inventory, net
Inventory, net consists of the following:

	June 27, 2008	December 31, 2007	June 29, 2007
Materials	$8,457	$5,581	$5,713
Work-in-process	989	933	1,699
Finished goods	185,569	195,418	208,469

Total	$195,015	$201,932	$215,881

Note 9. Restructuring and Related Costs
The Company incurred net restructuring charges of $317 and $988 in the second quarters of 2008 and 2007, respectively, and $869 and $7,514 in the six months ended June 27, 2008 and June 29, 2007, respectively. The following table sets forth the cash components of our restructuring reserve activity for the six months ended June 27, 2008:

	Liability at			Liability at
	December 31,		Cash	June 27,
	2007	Net Charges	Payments	2008
Global Efficiency Review	$5,638	$152	$3,764	$2,026
Global Retail Portfolio Review (a)	2,470	880	1,853	1,497
North American Apparel Licensing	1,171	(11)	734	426
Global Reorganization	33	—	33	—
Puerto Rico Manufacturing Facility	160	(152)	8	—

Total	$9,472	$869	$6,392	$3,949

(a)	The Company estimates that charges of approximately $3,000, primarily related to lease termination costs, remain to be recorded related to this restructuring program, of which approximately $1,000 to $2,000 is estimated to be recorded in the third quarter of 2008.
Note 10. Share Repurchase
On February 7, 2006, our Board of Directors approved a repurchase program of 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 613,502 and 1,281,602 for the quarter and six months ended June 27, 2008. As of June 27, 2008, no shares remained under this authorization.
On March 10, 2008, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 233,143 for the quarter and six months ended June 27, 2008. As of June 27, 2008, 5,766,857 shares remained under this authorization.
From time to time, we use plans adopted under Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, to facilitate share repurchases.

Form 10-Q

Note 11. Litigation
We are involved in various litigation and legal proceedings that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on our consolidated financial statements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition and results of operations of The Timberland Company (“we”, “our”, “us”, “Timberland” or the “Company”), as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Included herein are discussions and reconciliations of (i) total Company, Europe and Asia revenue changes to constant dollar revenue changes and (ii) diluted loss per share to diluted loss per share excluding restructuring and related costs. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, and diluted loss per share excluding restructuring and related costs are not Generally Accepted Accounting Principle (‘‘GAAP’’) performance measures. The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency exchange rate fluctuations. We provide constant dollar revenue changes for total Company, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates. The limitation of this measure is that it excludes items that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with the GAAP numbers. We provide diluted loss per share excluding restructuring and related costs because we use these measures to analyze the earnings of the Company. Management believes these measures are a reasonable reflection of the underlying earnings levels and trends from core business activities, and more indicative of future results. The difference between diluted loss per share excluding restructuring and related costs and its most comparable GAAP measure (diluted loss per share) is the impact of restructuring and related charges that may mask our underlying operating results and/or business trends. The limitation of this measure is that it excludes items that would otherwise increase the Company’s diluted loss per share. These limitations are best addressed by using them in combination with the most comparable GAAP measures in order to better understand the amounts, character and impact, if any, of any increase or decrease on reported results.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in, or that result from, applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in the Management’s

Form 10-Q

Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
To deliver against our long-term goals, we are focused on driving progress on key strategic fronts. These include enhancing our leadership position in our core footwear business, capturing the opportunity that we see for outdoor-inspired apparel, extending enterprise reach through brand building licensing arrangements, expanding geographically and driving operational and financial excellence while setting the standard for commitment to the community and striving to be a global employer of choice.
A summary of our second quarter of 2008 financial performance, compared to the second quarter of 2007, follows:
•	Second quarter revenue decreased 6.3%, or 10.2% on a constant dollar basis, to $209.9 million.

•	Gross margin decreased from 44.2% to 43.9%.

•	Operating expenses were $122.2 million, down 6.5% from $130.6 million in the prior year period.

•	We recorded an operating loss of $30.0 million in the second quarter of 2008, compared to an operating loss of $31.5 million in the prior year period.

•	Net loss was $18.9 million in the second quarter of 2008, compared to $19.2 million in the second quarter of 2007.

•	Loss per share increased from $(.31) in the second quarter of 2007 to $(.32) in the second quarter of 2008. Excluding restructuring and related costs in both periods, loss per share increased from $(.30) to $(.32).

•	Cash at the end of the quarter was $152.8 million with no debt outstanding.
Timberland is maintaining its full-year revenue and operating margin outlook, as favorable foreign exchange benefits are anticipated to offset continued challenges in retail markets globally. The Company is targeting mid single-digit revenue declines, due in part to its decision to close underperforming retail stores. It also anticipates flat-to-modest improvement in operating margins excluding restructuring costs, and an effective tax rate in the range of 40%. The Company is adjusting its operating expense outlook to in the range of $560.0 million, driven by the impact of foreign currency exchange rates and changes in the assumptions for the closure of a small number of stores that are part of the Company’s retail restructuring program.
For the third quarter, Timberland anticipates relatively flat revenue compared to the third quarter of 2007 and operating income excluding restructuring costs in the range of $45.0 million to $50.0 million. The Company also anticipates an additional $1.0 million to $2.0 million in restructuring costs in the third quarter related to its previously announced retail closure plan, which it now expects will result in total plan costs in the range of $14.0 million to $15.0 million, $1.0 million to $2.0 million below its previous estimate.
Statements made above and elsewhere in this Quarterly Report on Form 10-Q regarding the Company’s performance targets and outlook are based on our current expectations. These statements are forward-looking and are subject to various risks, uncertainties and assumptions which may cause actual results to differ materially. See Item 1A, Risk Factors, in Part II of this Quarterly Report for important additional information on forward-looking statements.
Results of Operations for the Quarter Ended June 27, 2008 as Compared to the Quarter Ended June 29, 2007
Revenue
Consolidated revenue of $209.9 million decreased $14.2 million, or 6.3%, compared to the second quarter of 2007 as gains from foreign exchange rates, along with strong growth in Timberland PRO® footwear and apparel, and SmartWool® apparel and accessories were offset by declines in men’s casual footwear, Timberland® brand apparel, boots and performance footwear. On a constant dollar basis, consolidated revenues were down 10.2%. North America revenue totaled $99.6 million, a 13.4% decline from 2007, and the impact of foreign exchange rate fluctuations was not material. Europe revenues were $78.8 million, a 1.3% decrease over 2007, and down 8.3% on a constant dollar basis. Asia revenues increased 7.7%, to $31.6 million, but declined 2.2% on a constant dollar basis.

Form 10-Q

Segments Review
We have three reportable business segments (see Note 7 to the unaudited condensed consolidated financial statements): North America, Europe and Asia.
North America revenues decreased 13.4% to $99.6 million, driven by anticipated declines in Timberland® brand apparel, due in part to the transition of the North American apparel business to a licensing arrangement, boots, kids’ footwear, and men’s casual footwear. These declines were partially offset by strong growth in Timberland PRO® footwear and apparel and SmartWool® apparel and accessories. Within North America, our Consumer Direct business had revenue declines of 11.8%, driven by an 8.0% decrease in comparable store sales and the impact of our decision to close certain retail locations.
Europe recorded revenues of $78.8 million, a 1.3% decrease, or 8.3% in constant dollars, from the second quarter of 2007. Continued softness in the wholesale business was partially offset by strong comparable store revenue growth in our retail business. The difficult wholesale environment across the European Union, particularly the Benelux region, Italy, France and Spain, was partially offset by growth in our distributor business, primarily in Eastern Europe, and in our wholesale and retail business in the United Kingdom.
In Asia, revenue grew 7.7% to $31.6 million, but declined 2.2% in constant dollars driven by softness in our wholesale business, principally in Hong Kong and Japan, which offset strong growth in our distributor markets. Retail sales in Asia were up slightly, as the benefit of changes in foreign exchange rates offset a slight decline in comparable store sales.
Products
Worldwide footwear revenue was $142.9 million in the second quarter of 2008, down $11.6 million, or 7.5%, from the second quarter of 2007. Gains in the Timberland PRO® series were offset by declines in men’s casual footwear, kids’ boots and kids’ performance footwear. Worldwide apparel and accessories revenue fell 5.8% to $62.6 million, driven by an anticipated decline in Timberland® brand apparel in North America. In February 2007, the Company announced it would transition the North American apparel business to a licensing arrangement, and it ceased sales of in-house Timberland® brand apparel in North America through the wholesale channel during the second quarter of 2008. Royalty and other revenue was $4.3 million in the second quarter of 2008, compared to $3.1 million in the prior year quarter, reflecting growth in Timberland PRO® and kids’ licensed products and accessories.
Channels
Wholesale revenue was $136.1 million, a 10.0% decrease compared to the prior year quarter. Continued softness in the wholesale market was the primary driver of sales declines in men’s casual footwear in North America, Europe and Asia. Declines in boots in North America is partially reflective of the current economic environment’s impact on the timing of customer order placement. Anticipated decreases in Timberland® brand apparel were due in part to the transition of the North American apparel business to a licensing arrangement. These declines offset growth from Timberland PRO and SmartWool.
Consumer direct revenues increased 1.3% to $73.8 million. Overall, comparable store sales were down slightly on a global basis, as declines in North America were offset by increases in Europe. The benefit from foreign exchange rates offset a difficult worldwide retail environment and revenue declines associated with our decision to close certain retail locations. As of the end of the second quarter of 2008 we had completed the closure of 34 of the approximately 50 specialty and outlet stores identified as part of our Retail Portfolio Review and anticipate the remainder of the store closures will occur by the end of the first quarter of 2009. We had 215 stores, shops and outlets worldwide at the end of the second quarter of 2008.

Form 10-Q

Gross Profit
Gross profit as a percentage of sales, or gross margin, was 43.9% for the second quarter of 2008, 30 basis points lower than in the second quarter of 2007. The decline in gross margins was driven by a higher level of close-out activity in Europe and Asia, and slightly higher product costs. These impacts were partially offset by favorable foreign exchange rate changes.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $16.5 million and $20.9 million for the second quarter of 2008 and 2007, respectively. The decrease was primarily driven by lower costs associated with our apparel business as we transitioned to a licensing arrangement.
Operating Expense
Operating expense for the second quarter of 2008 was $122.2 million, a decrease of $8.5 million, or 6.5%, over the second quarter of 2007. The decrease was driven by a $4.2 million decrease in selling expense, $3.6 million in general and administrative costs, as well as a decrease of $0.7 million in restructuring charges. Overall, changes in foreign exchange rates added approximately $4.7 million to operating expense in the second quarter of 2008.
Selling expense was $95.3 million in the second quarter of 2008, a decrease of $4.2 million, or 4.2%, over the same period in 2007. This decline was driven by cost savings of $3.0 million in North American sales costs, $2.0 million in North American retail expenses primarily as a result of store closures, and $1.3 million in Asian sales and distribution costs. These savings were partially offset by $2.4 million of incremental investment in our global marketing and branding initiatives.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $8.7 million in each of the second quarters of 2008 and 2007.
In the second quarters of 2008 and 2007, we recorded $0.4 million and $0.5 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $3.3 million and $3.2 million for the quarters ended June 27, 2008 and June 29, 2007, respectively.
Advertising expense, which is included in selling expense, was $5.0 million and $2.3 million in the second quarter of 2008 and 2007, respectively. The increase in advertising expense reflects our investment in consumer-facing marketing programs, primarily magazine and other media, as well as higher levels of co-op advertising. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of June 27, 2008 and June 29, 2007 was $3.4 million and $0.5 million, respectively.
General and administrative expense for the second quarter of 2008 was $26.5 million, a decrease of 11.8% compared to the $30.1 million reported in the second quarter of 2007. The decline was driven primarily by reductions in corporate support and administrative costs of $2.8 million, and reductions in North American retail costs of $0.9 million.
We recorded net restructuring charges during the second quarter of 2008 of $0.3 million, compared to $1.0 million in the second quarter of 2007. Net charges in 2008 primarily reflect costs associated with our decision in 2007 to close certain retail locations. We anticipate that additional charges of approximately $3.0 million remain to be recorded in connection with the retail store closure program, of which approximately $1.0 million to $2.0 million is expected to be recorded in the third quarter of 2008. The 2007 charges are comprised of $1.1 million in costs associated with our global reorganization offset by a credit of $0.1 million, which reflected a change in the estimate of severance costs associated with our decision to license our Timberland® apparel business in North America.
Operating Income/(Loss)
We recorded an operating loss of $30.0 million in the second quarter of 2008, compared to an operating loss of $31.5 million in the prior year period. Operating loss included restructuring charges of $0.3 million in the second quarter of 2008 and $1.0 million in the second quarter of 2007.
Operating income for our North America segment was $9.5 million, up 6.8% from the second quarter of 2007. The increase was driven by a 14.9% reduction in operating expenses as a result of our cost savings initiatives to streamline our operations and the closure of certain retail locations. Those savings were partially offset by a $4.5 million decrease in gross margin, driven by a revenue decline of 13.4%, offset in part by lower off-price and discount activity.

Form 10-Q

Timberland’s European segment recorded an operating loss of $8.2 million in the second quarter of 2008, compared to an operating loss of $3.7 million in the second quarter of 2007, driven principally by a 360 basis point decline in gross margin. The negative effect of increased close-out activity and a higher mix of distributor sales was partially offset by a positive impact from changes in foreign exchange rates.
We had an operating loss in our Asia segment of $1.4 million for the second quarter of 2008 compared to an operating loss of $1.8 million for the second quarter of 2007. The improvement over the prior year was driven by slightly higher margins, due primarily to the positive impact of foreign exchange rates, which offset the impact of increased close-out activity. This benefit was partially offset by slightly higher operating expenses, primarily from investments in marketing.
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, decreased 14.5% to $29.9 million. The main drivers of the improvement were the impact from certain activities that were undertaken to achieve operating expense savings and rationalize our operating expense structure, lower incentive compensation costs, and reduced restructuring charges.
Other Income/(Expense) and Taxes
Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $0.8 million and $0.7 million for the second quarter of 2008 and 2007, respectively. For each of the quarters ended June 27, 2008 and June 29, 2007, we recorded $0.1 million in fees associated with our credit facilities outstanding during the quarter in interest income, net in the unaudited condensed consolidated statements of operations.
Other income/(expense), net, included foreign exchange gains of $0.1 million in the second quarter of 2008 and $1.2 million in the second quarter of 2007, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the timing of settlement of local currency denominated receivables and payables. These gains were driven by the volatility of exchange rates within the second quarters of 2008 and 2007 and should not be considered indicative of expected future results.
The effective income tax rate for the second quarter of 2008 was 36.0%. Based on our full year estimate of global income and the geographical mix of our profits as well as provisions for certain tax reserves, our full year tax rate would be in the range of 40.0%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions. The effective income tax rate for the second quarter of 2007 was 34.5%.
Results of Operations for the Six Months Ended June 27, 2008 as Compared to the Six Months Ended June 29, 2007
Revenue
Consolidated revenue for the first six months of 2008 was $550.3 million, a decrease of $10.1 million, or 1.8%, compared to the first six months of 2007 as gains from foreign exchange rates, strong growth in Timberland PRO® footwear and apparel and SmartWool® apparel and accessories were offset by declines in boots, kids’ footwear, men’s casual footwear and Timberland® brand apparel. On a constant dollar basis, consolidated revenues were down 6.3%. North America revenue totaled $237.3 million, an 8.6% decline from 2007, and the impact of foreign exchange rate fluctuations was not material. Europe revenues were $243.5 million, a 4.1% increase over 2007, but down 3.9% on a constant dollar basis. Asia revenues increased 3.8%, but declined 4.5% on a constant dollar basis.
Segments Review
The Company’s North America revenues decreased 8.6% to $237.3 million, primarily driven by anticipated sales declines in boots and kids’ footwear, driven by a reduction of sales through off-price channels in the wholesale market as compared to the first six months of 2007; declines in Timberland® brand apparel, due in part to the transition of the North American apparel business to a licensing arrangement; and lower sales of men’s casual and performance footwear. These declines were partially offset by strong growth in Timberland PRO® footwear and apparel, SmartWool® apparel and accessories, and the impact of the IPATH acquisition. Within North America, our Consumer Direct business had revenue declines of 5.7%, driven by a 3.0% decrease in comparable store sales and the impact of our decision to close certain retail locations.
Our Europe segment increased to $243.5 million from the $233.9 million reported in the first six months of 2007, but

Form 10-Q

decreased 3.9% in constant dollars. Softness in wholesale sales was partially offset by strong comparable store revenue growth in our retail business. A difficult wholesale market across the European Union, particularly the Benelux region, Spain, France and Italy, was partially offset by growth in our distributor business, primarily in Eastern Europe, and in our wholesale and retail business in the United Kingdom.
Asia revenues for the first six months of 2008 were $69.5 million compared to $67.0 million for the first six months of 2007. On a constant dollar basis, Asia revenues were down 4.5%. Softness in our wholesale business, principally in Japan, offset comparable store revenue growth in our retail business and growth in distributor markets.
Products
Worldwide footwear revenue was $379.6 million for the first six months of 2008, down $10.6 million, or 2.7%, from the same period in 2007. Worldwide apparel and accessories revenue fell slightly to $160.5 million, as strong growth from SmartWool was offset by a decline in Timberland® brand apparel. Royalty and other revenue was $10.2 million in the first six months of 2008, compared to $8.4 million in the prior year period, reflecting increased sales primarily of kids’ apparel in the U.S. and accessories.
Channels
Wholesale revenue was $391.6 million, a 4.6% decrease compared to the first six months of 2007. A soft wholesale market worldwide was the primary driver of sales declines in men’s casual footwear globally, as well as declines in boots in North America. Anticipated decreases in Timberland® brand apparel were due in part to the transition of the North American apparel business to a licensing arrangement. These declines were partially offset by the benefit of foreign exchange rate changes on revenues in Europe and Asia.
Consumer direct revenues grew 5.9% to $158.7 million. Overall, comparable store sales increased 2.4%, with increases in Europe and Asia offsetting a decline in North America. Europe and Asia also benefited from the impact of favorable foreign exchange rate changes, which help to offset revenue declines associated with our decision to close certain retail locations.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 45.4% for the first half of 2008, or 110 basis points lower than the prior year period. The decline in gross margins was driven by a higher level of close-out activity and markdowns and allowances, in part related to retail store closures in North America, Europe and Asia, a higher mix of distributor sales, and slightly higher product costs. These impacts were partially offset by favorable foreign exchange rate changes.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $36.0 million and $41.2 million in the first half of 2008 and 2007, respectively. The decrease was primarily driven by lower costs associated with our apparel business as we transitioned to a licensing arrangement.
Operating Expense
Operating expense for the first six months of 2008 was $256.5 million, 7.9%, or $22.1 million, lower than the first six months of 2007. The change is attributable to an $8.2 million decrease in selling expense, a $7.2 million decrease in general and administrative costs, and a decrease in restructuring charges of $6.6 million. Overall, changes in foreign exchange rates added approximately $9.6 million to operating expense in the first six months of 2008.
Selling expense for the first six months of 2008 was $201.4 million, a decrease of $8.2 million, or 3.9%, over the same period in 2007. This decline was driven by savings of $4.9 million in North American sales costs, $3.2 million in North American retail expenses primarily as a result of store closures, and $1.8 million in Asian sales and distribution costs. Investments in our global marketing and branding initiatives, primarily through consumer-facing advertising programs, were offset by reduced spending in other areas of marketing as a result of our efforts to rationalize our operating expense structure. These savings were partially offset by increased costs of $2.0 million related to growth in specialty businesses, such as SmartWool and Howies, and $0.9 million due to IPATH, which was acquired in the second quarter of 2007.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $18.6 million and $19.6 million in the first half of 2008 and 2007, respectively.
In the first six months of 2008 and 2007, we recorded $1.2 million and $1.3 million, respectively, of reimbursed shipping

Form 10-Q

expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $8.4 million and $7.7 million for the six months ended June 27, 2008 and June 29, 2007, respectively.
Advertising expense, which is included in selling expense, was $9.2 million and $6.3 million in the first half of 2008 and 2007, respectively. The increase in advertising expense reflects higher consumer-facing marketing spending, primarily magazine, web-based and other media, partially offset by lower levels of co-op advertising.
General and administrative expense for the first six months of 2008 was $54.2 million, a decrease of 11.7% over the $61.4 million reported in the first six months of 2007. These savings were driven primarily by reductions in corporate support and administrative costs of $3.8 million, incentive and share-based compensation costs of $2.4 million, and North American retail expenses of $1.7 million, primarily related to store closures. The impact of changes in foreign exchange rates was not material during the period.
We recorded net restructuring charges of $0.9 million during the first six months of 2008, compared to $7.5 million in the first six months of 2007. Charges in 2008 reflect incremental costs associated with programs initiated in 2007 to streamline our global operations and close certain retail locations. The 2007 charges relate to $4.3 million of costs associated with our global reorganization and $3.2 million of costs associated with our decision to license our Timberland® apparel business in North America.
Operating Income/(Loss)
Operating loss for the first half of 2008 was $6.7 million, compared to an operating loss of $17.8 million in the prior year period. Operating loss included restructuring charges of $0.9 million in the first six months of 2008 compared to $7.5 million in the first six months of 2007.
Operating income for our North America segment increased 11.6% to $30.9 million in the first half of 2008 due to reduced off-price activity in our wholesale business, a 13.5% decrease in operating expenses from cost savings initiatives including both the streamlining of our operations and the closure of certain retail locations, as well as a reduction in restructuring expenses, from $3.2 million in the first six months of 2007 to $0.5 million in the first six months of 2008.
Europe’s operating income was $24.9 million for the first half of 2008 compared to $30.8 million in the prior year period. Investment in global branding initiatives, higher occupancy costs in our retail business, and increased costs associated with growth in our specialty businesses were partially offset by a restructuring credit that reflects favorable experience relative to our previous estimate of certain store closure costs. Gross profit dollars were down 2.7%, as revenue increases were offset by a margin decrease of 350 basis points driven by increased close-out activity and changes in channel mix.
Asia’s operating loss was $0.7 million in the first six months of 2008 compared to $0.5 million in the first six months of 2007, largely driven by a 2.4% decrease in gross margin principally as a result of increased close-out activity. The decline in gross margin was partially offset by a slight reduction in operating expenses.
Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, decreased 18.5% to $61.8 million. The lower expenses were driven by a decrease of $2.8 million in restructuring charges, $2.4 million in incentive and share-based compensation costs, $3.8 million in corporate support and administrative costs, $0.9 million associated with start-up fees related to our shared service center, as well as the impact from certain activities that were undertaken to achieve operating expense savings and rationalize our operating expense structure.
Other Income/(Expense) and Taxes
Interest income, net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.3 million and $1.8 million for the first six months of 2008 and 2007, respectively. For each of the six months ended June 27, 2008 and June 29, 2007, $0.2 million in fees associated with our credit facilities outstanding during the first six months of the year was recorded in interest income, net in the unaudited condensed consolidated statements of operations.
Other income/(expense), net included foreign exchange gains of $5.2 million and $1.8 million in the first six months of 2008 and 2007, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges and the timing of settlement of local currency denominated receivables and payables.

Form 10-Q

These gains were driven by the volatility of exchange rates within the first half of 2008 and 2007 and should not be considered indicative of expected future results.
Based on our full year estimate of global income and the geographical mix of our profits as well as provisions for certain tax reserves, our full year tax rate would be in the range of 40.0%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions. The effective income tax rate for the first half of 2007 was 34.5%.
Reconciliation of Total Company, Europe and Asia Revenue Increases/(Decreases) To Constant Dollar Revenue Increases/(Decreases)
Total Company Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended June 27, 2008		Ended June 27, 2008
	$ Millions		$ Millions
	Change	% Change	Change	% Change
Revenue decrease (GAAP)	$(14.2)	-6.3%	$(10.1)	-1.8%
Increase due to foreign exchange rate changes	8.8	3.9%	25.1	4.5%

Revenue decrease in constant dollars	$(23.0)	-10.2%	$(35.2)	-6.3%
Europe Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended June 27, 2008		Ended June 27, 2008
	$ Millions		$ Millions
	Change	% Change	Change	% Change
Revenue (decrease)/increase (GAAP)	$(1.1)	-1.3%	$9.6	4.1%
Increase due to foreign exchange rate changes	5.6	7.0%	18.7	8.0%

Revenue decrease in constant dollars	$(6.7)	-8.3%	$(9.1)	-3.9%
Asia Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended June 27, 2008		Ended June 27, 2008
	$ Millions		$ Millions
	Change	% Change	Change	% Change
Revenue increase (GAAP)	$2.3	7.7%	$2.5	3.8%
Increase due to foreign exchange rate changes	2.9	9.9%	5.5	8.3%

Revenue decrease in constant dollars	$(0.6)	-2.2%	$(3.0)	-4.5%
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
Reconciliation of Diluted Loss Per Share to Diluted Loss Per Share Excluding Restructuring and Related Costs

	For the Quarter		For the Six Months
	Ended		Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Diluted loss per share, as reported	$(.32)	$(.31)	$(.02)	$(.16)
Per share impact of restructuring and related costs	—	.01	.01	.08

Diluted loss per share excluding restructuring and related costs	$(.32)	$(.30)	$(.01)	$(.08)

Management provides diluted loss per share excluding restructuring and related costs because it is used to analyze the earnings of the

Form 10-Q

Company. Management believes this measure is a reasonable reflection of the underlying earnings levels and trends from core business activities.
Accounts Receivable and Inventory
Accounts receivable was $121.5 million as of June 27, 2008, compared with $134.8 million at June 29, 2007. Days sales outstanding were 52 days as of June 27, 2008, compared with 54 days as of June 29, 2007. Wholesale days sales outstanding were 63 days and 66 days for the second quarters of 2008 and 2007, respectively. The decrease in receivables and days sales outstanding was driven by reduced revenue and improved receivables management.
Inventory was $195.0 million as of June 27, 2008, compared with $215.9 million as of June 29, 2007. The decrease in inventory was driven by reduced sales as well as a reduction in excess and obsolete inventory as a percentage of overall inventory.
Liquidity and Capital Resources
Net cash provided by operations for the first half of 2008 was $39.9 million, compared with a use of cash of $57.4 million for the first half of 2007. The increase in cash generation was due primarily to reduced working capital investment and reduced losses. Reduced working capital investment was driven by strong inventory and payables management, as well as lower tax payments reflecting reduced profitability in 2007.
Net cash used for investing activities was $7.4 million in the first half of 2008, compared with $25.7 million in the first half of 2007. The decrease is due primarily to the use of cash for the acquisition of IPATH in the second quarter of 2007.
Net cash used by financing activities was $24.0 million in the first half of 2008, compared with $0.8 million in the first half of 2007. Cash flows for financing activities reflected share repurchases of $25.0 million in the first six months of 2008, compared with $13.5 million in the first six months of 2007. We received cash inflows of $0.8 million in the first half of 2008 from the exercise of employee stock options, compared with $11.7 million in the first half of 2007.
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 2.7% at June 27, 2008), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of June 27, 2008, the applicable margin under the facility was 47.5 basis points. We pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of June 27, 2008, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
We have uncommitted lines of credit available from certain banks which totaled $50 million at June 27, 2008. Any borrowings under these lines would be at prevailing money market rates (approximately 3.2% at June 27, 2008). Further, we have an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.
As of June 27, 2008 and June 29, 2007, we had no borrowings outstanding under any of our credit facilities.
Management believes that our capital needs and our share repurchase program for the balance of 2008 will be funded through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A, Risk Factors, of this report, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time, the Company considers acquisition opportunities, which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and

Form 10-Q

the terms and conditions of such additional facilities.
Off-Balance Sheet Arrangements
As of June 27, 2008 and June 29, 2007, we had letters of credit outstanding of $27.8 million and $41.2 million, respectively. These letters of credit were issued predominantly for the purchase of inventory.
We use funds from operations and unsecured committed and uncommitted lines of credit as the primary sources of financing for our seasonal and other working capital requirements. Our principal risks related to these sources of financing are the impact on our financial condition from economic downturns, a decrease in the demand for our products, increases in the prices of materials and a variety of other factors.
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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. At June 27, 2008 and June 29, 2007, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to minimize the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decrease the volatility of our earnings. We began hedging the Company’s 2008 foreign currency exposure under this new hedging program in the third quarter of 2007.  Under this hedging program the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. The foreign currency forward contracts under this program will expire in 10 months or less. Based upon sensitivity analysis as of June 27, 2008, a 10% change in foreign exchange rates would cause the fair value of our derivative instruments to increase/decrease by approximately $11.8 million, compared to an increase/decrease of $17.1 million at December 31, 2007. The decrease at June 27, 2008, compared with December 31, 2007, is primarily related to a decline in the notional value of our outstanding derivative contracts, partially offset by favorable foreign currency rate changes.
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

Form 10-Q

basis to allow decisions regarding required disclosure.
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report.
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 27, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)

	For the Three Fiscal Months Ended June 27, 2008
			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs
March 29 – April 25	—	$—	—	6,613,502
April 26 – May 23	329,650	17.48	329,650	6,283,852
May 24 – June 27	516,995	17.85	516,995	5,766,857

Q2 Total	846,645	$17.70	846,645
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date
Program 1	02/09/2006	6,000,000	None
Program 2	03/10/2008	6,000,000	None
During the quarter ended June 27, 2008, 613,502 shares were repurchased under Program 1, which brought the total repurchased under the program to 6,000,000 shares. On March 10, 2008, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. During the quarter ended June 27, 2008, 233,143 shares were repurchased under this authorization. See Note 10 to our unaudited condensed consolidated financial statements in this Form 10-Q for additional information.

*	Fiscal month

**	Based on trade date — not settlement date

Form 10-Q

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	We held our Annual Meeting of Stockholders on May 15, 2008 (the “Annual Meeting”).

(b)	At the Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director. The holders of Class A Common Stock elected the following directors:

	Total Votes for	Total Votes Withheld
Nominee	Each Director	from Each Director
Ian W. Diery	43,192,860	901,397
Irene M. Esteves	40,683,839	3,410,418
John A. Fitzsimmons	42,056,413	2,037,844
The holders of Class A Common Stock and the holders of Class B Common Stock voting together as a single class elected the following directors:

	Total Votes for	Total Votes Withheld
Nominee	Each Director	from Each Director
Sidney W. Swartz	160,608,719	922,138
Jeffrey B. Swartz	160,607,040	923,817
Virginia H. Kent	160,674,769	856,088
Kenneth T. Lombard	159,537,241	1,993,616
Edward W. Moneypenny	159,539,614	1,991,243
Peter R. Moore	159,540,316	1,990,541
Bill Shore	158,832,528	2,698,329
Terdema L. Ussery, II	160,611,577	919,280
There were no abstentions or broker non-votes with respect to the election of the director nominees.
The holders of Class A Common Stock and the holders of Class B Common Stock, voting together as a single class, ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm. A total of 161,264,832 votes were cast in favor, 230,331 votes were cast against, 35,694 votes were abstentions, and there were no broker non-votes.

Form 10-Q

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

THE TIMBERLAND COMPANY

(Registrant)

Date: August 6, 2008	By:	/s/ JEFFREY B. SWARTZ

Jeffrey B. Swartz
Chief Executive Officer

Date: August 6, 2008	By:	/s/ JOHN CRIMMINS

John Crimmins
Chief Financial Officer

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