Form 10-Q
period 2008-09-26
TIMBERLAND CO
filed 2008-11-05
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
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
☐ Yes ☑ No
On October 24, 2008, 45,991,040 shares of the registrant’s Class A Common Stock were outstanding and 11,529,160 shares of the registrant’s Class B Common Stock were outstanding.

Form 10-Q

THE TIMBERLAND COMPANY
FORM 10-Q

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. As discussed in Part I, Item 1A, Risk Factors, entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” of our Annual Report on Form 10-K for the year ended December 31, 2007, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic reports filed with the Securities and Exchange Commission, in our annual report to shareholders, in our proxy statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. We encourage you to refer to our Form 10-K and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q to carefully consider these risks, uncertainties and assumptions. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 26,	December 31,	September 28,
	2008	2007	2007
Assets
Current assets
Cash and equivalents	$62,686	$143,274	$43,951
Accounts receivable, net of allowance for doubtful accounts of $14,585 at September 26, 2008, $14,762 at December 31, 2007 and $14,684 at September 28, 2007	267,246	188,091	286,575
Inventory, net	218,884	201,932	259,207
Prepaid expense	41,465	41,572	42,081
Prepaid income taxes	21,190	17,361	21,309
Deferred income taxes	21,826	24,927	18,956
Derivative assets	4,365	—	57

Total current assets	637,662	617,157	672,136

Property, plant and equipment, net	80,225	87,919	88,098
Deferred income taxes	20,132	19,451	23,008
Goodwill	43,870	44,840	44,792
Intangible assets, net	51,958	54,382	54,296
Other assets, net	11,670	12,596	12,810

Total assets	$845,517	$836,345	$895,140

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$—	$—	$46,600
Accounts payable	94,834	86,101	104,185
Accrued expense
Payroll and related	30,166	29,752	34,973
Other	81,839	79,151	79,046
Income taxes payable	23,529	19,215	12,243
Derivative liabilities	1,724	3,816	4,810

Total current liabilities	232,092	218,035	281,857

Other long-term liabilities	41,774	41,150	41,901
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 73,757,691 shares issued at September 26, 2008, 73,393,951 shares issued at December 31, 2007 and 73,353,284 shares issued at September 28, 2007	738	734	734
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,529,160 shares issued and outstanding at September 26, 2008, and 11,743,660 shares issued and outstanding at December 31, 2007 and September 28, 2007	115	117	117
Additional paid-in capital	257,715	251,063	248,329
Retained earnings	904,901	875,133	851,026
Accumulated other comprehensive income	23,346	20,106	21,060
Treasury Stock at cost; 27,766,651 Class A shares at September 26, 2008, 25,024,194 Class A shares at December 31, 2007 and 23,850,234 Class A shares at September 28, 2007	(615,164)	(569,993)	(549,884)

Total stockholders’ equity	571,651	577,160	571,382

Total liabilities and stockholders’ equity	$845,517	$836,345	$895,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Quarter Ended		For the Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Revenue	$423,606	$433,294	$973,924	$993,749
Cost of goods sold	226,595	229,891	527,109	529,600

Gross profit	197,011	203,403	446,815	464,149

Operating expense
Selling	114,100	122,260	315,539	331,890
General and administrative	29,486	28,943	83,713	90,385
Restructuring and related costs	185	7,545	1,054	15,059

Total operating expense	143,771	158,748	400,306	437,334

Operating income	53,240	44,655	46,509	26,815

Other income
Interest income/(expense), net	336	(420)	1,680	1,376
Other income/(expense), net	(2,454)	(1,128)	2,929	(310)

Total other income/(expense), net	(2,118)	(1,548)	4,609	1,066

Income before provision for income taxes	51,122	43,107	51,118	27,881

Provision for income taxes	20,464	17,242	21,350	11,989

Net income	$30,658	$25,865	$29,768	$15,892

Earnings per share
Basic	$.53	$.42	$.51	$.26
Diluted	$.52	$.42	$.50	$.26
Weighted-average shares outstanding
Basic	58,078	61,352	58,868	61,310
Diluted	58,471	61,860	59,271	61,974
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months Ended
	September 26,	September 28,
	2008	2007
Cash flows from operating activities:
Net income	$29,768	$15,892
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	2,420	1,978
Share-based compensation	6,225	7,328
Depreciation and other amortization	24,239	23,598
Provision for losses on accounts receivable	4,517	6,705
Provision for asset impairment	—	5,817
Tax expense from share-based compensation, net of excess benefit	(1,161)	(829)
Unrealized (gain)/loss on derivatives	(268)	26
Other non-cash charges, net	964	3,897
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(82,671)	(79,458)
Inventory	(17,063)	(69,202)
Prepaid expense	401	1,202
Accounts payable	9,009	(8,087)
Accrued expense	756	(11,015)
Income taxes prepaid and payable, net	4,584	(30,537)
Other liabilities	(3,239)	1,176

Net cash used by operating activities	(21,519)	(131,509)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(12,811)
Additions to property, plant and equipment	(15,313)	(20,264)
Other	3,627	(1,640)

Net cash used by investing activities	(11,686)	(34,715)

Cash flows from financing activities:
Common stock repurchases	(45,081)	(28,512)
Net short-term borrowings	—	46,600
Issuance of common stock	1,407	11,957
Excess tax benefit from share-based compensation	179	1,097

Net cash (used)/provided by financing activities	(43,495)	31,142

Effect of exchange rate changes on cash and equivalents	(3,888)	(2,665)

Net decrease in cash and equivalents	(80,588)	(137,747)
Cash and equivalents at beginning of period	143,274	181,698

Cash and equivalents at end of period	$62,686	$43,951

Supplemental disclosures of cash flow information:
Interest paid	$260	$722
Income taxes paid	$15,697	$37,071
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
The Company’s fiscal quarters end on the Friday closest to the day that the calendar quarter ends, except that the fourth quarter and fiscal year end on December 31. The third quarter and first nine months of our fiscal year in 2008 and 2007 ended on September 26, 2008 and September 28, 2007, respectively.
New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141 (revised 2007), “Business Combinations.” SFAS 141 was revised to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (revised 2007) is applied prospectively, with one exception for income taxes, and will be effective for business combinations made by the Company on or after January 1, 2009.
In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning with the interim financial statements for the period ending March 27, 2009.
Note 2. Fair Value Measurements
Effective January 1, 2008, the Company implemented SFAS 157, “Fair Value Measurements” relative to its financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually. However, pursuant to FASB Staff Position FAS 157-2 issued in February 2008, the Company has elected to defer implementation of SFAS 157 relative to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis. The Company’s partial adoption of SFAS 157 in the first quarter of 2008 did not have a material impact on the consolidated financial statements of the Company. The implementation of this standard, beginning in the first quarter of 2009, to our nonfinancial assets and liabilities remeasured on a non-recurring basis will impact the manner in which the Company will prospectively measure fair value primarily in its goodwill, indefinite-lived and long-lived asset impairment tests, as well as initial fair value measurements for new asset retirement obligations.

Form 10-Q

SFAS 157 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. For the quarter ended September 26, 2008, the Company did not have any financial assets or liabilities or nonfinancial assets or liabilities recognized or disclosed at fair value on a recurring basis for which significant unobservable inputs (Level 3) were used to measure fair value. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 26, 2008:

Description	Level 1	Level 2	Level 3	Impact of Netting	September 26, 2008
Assets:
Derivative contracts	$—	$4,832	$—	$(467)	$4,365

Liabilities:
Derivative contracts	$—	$2,191	$—	$(467)	$1,724
The fair value of the derivative contracts in the table above is reported on a gross basis by level based on the fair value hierarchy with a corresponding adjustment for netting for financial statement presentation purposes, where appropriate. The Company often enters into derivative contracts with a single counterparty and certain of these contracts are covered under a master netting agreement. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates.
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
Note 3. Derivatives
Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2010. As a matter of policy, we only enter into contracts with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Cash Flow Hedges
On September 26, 2008, we had $4,365 in derivative assets and $1,724 in derivative liabilities on our consolidated balance sheet, which represent the fair value of forward contracts with settlement dates through January 2010, compared to $3,816 in derivative liabilities on our consolidated balance sheet at December 31, 2007, and $57 in derivative assets and $4,810 in derivative liabilities on our consolidated balance sheet at September 28, 2007. At September 26, 2008, the Company had approximately $2,563 of gains, net of $132 in taxes, related to the foreign currency cash flow hedges in accumulated other comprehensive income. The Company expects to reclassify pre-tax gains of $2,485 from accumulated other comprehensive income to the income statement within the next twelve months. At December 31, 2007 and September 28, 2007, the Company had $3,625 of losses, net of $191 in taxes, and $1,978 of losses, respectively, related to the foreign currency cash flow hedges in accumulated other comprehensive income. For the quarter and nine months ended September 26, 2008, the net hedging losses reclassified to earnings, in cost of goods sold, were $1,320 and $7,107, respectively. No amounts were reclassified from accumulated other comprehensive income for the quarter and nine months ended September 28, 2007. The amount of hedge ineffectiveness for the quarter and nine months ended September 26, 2008 was not material.
As of September 26, 2008, we had forward contracts maturing at various dates through January 2010 to sell the equivalent of $140,505 in foreign currencies at contracted rates. As of September 28, 2007, we had forward contracts maturing at

Form 10-Q

various dates through January 2009 to sell the equivalent of $141,131 in foreign currencies at contracted rates.
Other Derivative Contracts
Forward contracts not designated as cash flow hedging instruments are recorded at fair value, with changes in the fair value of these instruments recognized in earnings. For the quarters ended September 26, 2008 and September 28, 2007, the Company recorded in other income/(expense), net, net losses on these forward contracts of $(1,642) and $(6,073), respectively. For the nine months ended September 26, 2008 and September 28, 2007, the Company recorded in other income/(expense), net, net gains/(losses) on these outstanding forward contracts of $799 and $(6,537), respectively.
As of September 26, 2008, we had forward contracts maturing at various dates through January 2009 to sell the equivalent of $72,313 in foreign currencies at contracted rates and to buy the equivalent of $16,144 in foreign currencies at contracted rates. As of September 28, 2007, we had forward contracts maturing at various dates through January 2008 to sell the equivalent of $50,735 in foreign currencies at contracted rates and to buy the equivalent of $26,482 in foreign currencies at contracted rates.
Note 4. Share-Based Compensation
Share-based compensation costs were recorded in Cost of goods sold, Selling expense and General and administrative expense as follows in the quarter and nine months ended September 26, 2008 and September 28, 2007, respectively:

	For the Quarter Ended
	September 26,	September 28,
	2008	2007
Cost of goods sold	$361	$462
Selling expense	1,038	1,530
General and administrative expense	608	878

Total share-based compensation	$2,007	$2,870

	For the Nine Months Ended
	September 26,	September 28,
	2008	2007
Cost of goods sold	$987	$1,233
Selling expense	3,331	3,688
General and administrative expense	1,907	2,606
Restructuring and related costs	—	(199)

Total share-based compensation	$6,225	$7,328

On March 4, 2008, the Management Development and Compensation Committee of the Board of Directors approved the terms of The Timberland Company 2008 Executive Long Term Incentive Program (“2008 LTIP”) with respect to equity awards to be made to certain Company executives, and on March 5, 2008, the Board of Directors also approved the 2008 LTIP with respect to the Company’s Chief Executive Officer. The 2008 LTIP was established under the Company’s 2007 Incentive Plan. The awards will be based on the achievement of budgeted net income for the Company for the twelve-month period from January 1, 2008 through December 31, 2008, with threshold, target and maximum award values based on actual net income of the Company for 2008 equaling or exceeding specified percentages of budgeted net income. No awards shall be made unless the threshold goal is attained, and in no event may the payout exceed 150% of the target award. The total potential grant date value of the maximum awards under the 2008 LTIP is $7,500. Awards, if earned, are expected to be paid in early 2009. The awards will be settled 60% in stock options, subject to a three-year vesting schedule, and 40% in restricted stock, subject to a two-year vesting schedule. For purposes of the payout, the number of shares subject to the options will be based on the value of the option as of the date of issuance using the Black-Scholes option pricing model, and the number of restricted shares issued will be based on the fair market value of the Company’s Class A Common Stock on the date of issuance. At September 26, 2008, the Company had recognized $232 as a liability on its unaudited condensed consolidated balance sheet related to the 2008 LTIP.

Form 10-Q

Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model, which employs the assumptions noted in the following table:

	For the Quarter Ended		For the Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Expected volatility	33.7%	27.9%	32.3%	29.2%
Risk-free interest rate	3.1%	4.5%	3.1%	4.7%
Expected life (in years)	5.0	4.0	6.4	4.7
Expected dividends	—	—	—	—
The following summarizes transactions under all stock option arrangements for the nine months ended September 26, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	4,614,603	$27.31
Granted	547,375	15.49
Exercised	(80,000)	10.29
Expired or forfeited	(794,507)	27.44

Outstanding at September 26, 2008	4,287,471	$26.10	6.1	$2,067

Vested or expected to vest at September 26, 2008	4,097,943	$26.26	6.0	$1,897

Exercisable at September 26, 2008	3,176,889	$27.24	5.2	$1,200

Unrecognized compensation expense related to nonvested stock options was $5,650 as of September 26, 2008. This expense is expected to be recognized over a weighted average period of 1.4 years.
Nonvested Shares and Restricted Stock Units
Changes in the Company’s nonvested shares and restricted stock units for the nine months ended September 26, 2008 are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2008	380,022	$28.82
Awarded	216,590	14.80
Vested	(125,278)	33.77
Forfeited	(23,381)	14.70

Nonvested at September 26, 2008	447,953	$21.40

Unrecognized compensation expense related to nonvested shares was $3,291 as of September 26, 2008. This expense is expected to be recognized over a weighted average period of 1.8 years.
The awards in the table above include 189,380 restricted stock units which will vest equally over a three-year period and 27,210 nonvested shares which will vest equally over a two-year period. During the nine months ended September 26, 2008, 19,980 restricted stock units and 3,401 nonvested shares were forfeited.

Form 10-Q

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
The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the quarter and nine months ended September 26, 2008 and September 28, 2007:

	For the Quarter Ended
	September 26, 2008			September 28, 2007
		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$30,658	58,078	$.53	$25,865	61,352	$.42
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	—	45		—	209
Nonvested shares	—	348		—	299

Diluted EPS	$30,658	58,471	$.52	$25,865	61,860	$.42

	For the Nine Months Ended
	September 26, 2008			September 28, 2007
		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$29,768	58,868	$.51	$15,892	61,310	$.26
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	—	50		—	320
Nonvested shares	—	353		—	344

Diluted EPS	$29,768	59,271	$.50	$15,892	61,974	$.26

The following stock options and nonvested shares (in thousands) were outstanding as of September 26, 2008 and September 28, 2007, but were not included in the computation of diluted EPS as their inclusion would be anti-dilutive:

	For the Quarter Ended		For the Nine Months Ended
	September 26,	September	September 26,	September 28,
	2008	28, 2007	2008	2007
Anti-dilutive securities	4,235	3,858	4,324	3,605

Form 10-Q

Note 6. Comprehensive Income
Comprehensive income for the quarter and nine months ended September 26, 2008 and September 28, 2007 is as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net income	$30,658	$25,865	$29,768	$15,892
Change in cumulative translation adjustment	(10,304)	5,438	(2,948)	7,708
Change in fair value of cash flow hedges, net of taxes	8,813	(1,978)	6,188	(1,978)

Comprehensive income	$29,167	$29,325	$33,008	$21,622

The components of accumulated other comprehensive income as of September 26, 2008, December 31, 2007 and September 28, 2007 were:

	September 26,	December 31,	September 28,
	2008	2007	2007
Cumulative translation adjustment	$20,783	$23,731	$23,038
Fair value of cash flow hedges, net of taxes of $132 at September 26, 2008 and $191 at December 31, 2007	2,563	(3,625)	(1,978)

Total	$23,346	$20,106	$21,060

Note 7. Business Segments and Geographic Information
Historically, the Company had reported its results in three reportable segments: US Wholesale, US Consumer Direct and International. In the first quarter of 2008, the Company changed the composition of its reportable segments to North America, Europe and Asia, whereby the financial results of the Company’s Canadian business, previously included in the International segment, are allocated to the North America segment and Europe and Asia are separated. The composition of the segments is consistent with that used by the Company’s chief operating decision maker. Prior period comparative segment information has been adjusted to be consistent with the 2008 segment definitions.
The North America segment is comprised of the sale of products to wholesale and retail customers in North America. It includes Company-operated specialty and factory outlet stores in the United States and our United States e-commerce business. This segment also includes royalties from licensed products sold worldwide, the related management costs and expenses associated with our worldwide licensing efforts, and certain marketing expenses and value-added services.
The Europe and Asia segments each consist of the marketing, selling and distribution of footwear, apparel and accessories outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale, retail and e-commerce channels to sell footwear, apparel and accessories), franchisees and independent distributors.
Unallocated Corporate consists primarily of corporate finance, information services, legal and administrative expenses, share-based compensation costs, worldwide distribution expenses, global marketing support expenses, worldwide product development costs and other costs incurred in support of Company-wide activities. Additionally, Unallocated Corporate includes total other income/(expense), net, which is comprised of interest income/(expense), net, and other income/(expense), net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives not designated as hedges and currency gains and losses incurred on the settlement of local currency denominated assets and liabilities, and other miscellaneous non-operating income/(expense). Such income/(expense) is not allocated among the reported business segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on revenue and operating income. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents,

Form 10-Q

tax assets, manufacturing/sourcing assets, computers and related equipment, and transportation and distribution equipment.
For the Quarter Ended September 26, 2008 and September 28, 2007

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2008
Revenue	$184,516	$199,933	$39,157	$—	$423,606
Operating income/(loss)	44,850	51,467	(760)	(42,317)	53,240
Income/(loss) before income taxes	44,850	51,467	(760)	(44,435)	51,122
Total assets	330,260	315,793	79,886	119,578	845,517
Goodwill	36,876	6,994	—	—	43,870

2007
Revenue	$202,436	$191,555	$39,303	$—	$433,294
Operating income/(loss)	37,516	47,121	1,340	(41,322)	44,655
Income/(loss) before income taxes	37,516	47,121	1,340	(42,870)	43,107
Total assets	380,094	319,870	73,221	121,955	895,140
Goodwill	37,798	6,994	—	—	44,792

For the Nine Months Ended September 26, 2008 and September 28, 2007

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2008
Revenue	$421,807	$443,406	$108,711	$—	$973,924
Operating income/(loss)	75,733	76,364	(1,399)	(104,189)	46,509
Income/(loss) before income taxes	75,733	76,364	(1,399)	(99,580)	51,118

2007
Revenue	$461,936	$425,513	$106,300	$—	$993,749
Operating income/(loss)	63,277	77,325	952	(114,739)	26,815
Income/(loss) before income taxes	63,277	77,325	952	(113,673)	27,881
The following summarizes our revenue by product for the quarter and nine months ended September 26, 2008 and September 28, 2007:

	For the Quarter Ended		For the Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Footwear	$313,544	$310,300	$693,094	$700,448
Apparel and accessories	102,678	116,237	263,244	278,146
Royalty and other	7,384	6,757	17,586	15,155

Total	$423,606	$433,294	$973,924	$993,749

Form 10-Q

Note 8. Inventory, net
Inventory, net consists of the following:

	September 26, 2008	December 31, 2007	September 28, 2007
Materials	$9,137	$5,581	$5,693
Work-in-process	1,138	933	1,426
Finished goods	208,609	195,418	252,088

Total	$218,884	$201,932	$259,207

Note 9. Notes Payable
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 5.5% at September 26, 2008), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of September 26, 2008, the applicable margin under the facility was 47.5 basis points. We pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of September 26, 2008, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
We have uncommitted lines of credit available from certain banks which totaled $30 million at September 26, 2008. Any borrowings under these lines would be at prevailing money market rates (approximately 6.0% at September 26, 2008). Further, we have an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.
At September 26, 2008, we had no short-term borrowings outstanding. At September 28, 2007, we had short-term borrowings of $46.6 million, comprised of $45.0 million outstanding from our revolving credit agreement and $1.6 million from our uncommitted lines of credit. As of September 28, 2007, the weighted-average interest rate on these borrowings was 6.0%.
Note 10. Restructuring and Related Costs
The Company incurred net restructuring charges of $185 and $7,545 in the third quarters of 2008 and 2007, respectively, and $1,054 and $15,059 in the nine months ended September 26, 2008 and September 28, 2007, respectively. The following table sets forth the cash components of our restructuring reserve activity for the nine months ended September 26, 2008:

	Liability at			Liability at
	December 31,		Cash	September 26,
Restructuring Program	2007	Net Charges	Payments	2008
Global Efficiency Review	$5,638	$132	$4,796	$974
Global Retail Portfolio Review	2,470	1,134	3,040	564
North American Apparel Licensing	1,171	(60)	877	234
Global Reorganization	33	—	33	—
Puerto Rico Manufacturing Facility	160	(152)	8	—

Total	$9,472	$1,054	$8,754	$1,772

Form 10-Q

Note 11. Share Repurchase
On February 7, 2006, our Board of Directors approved a repurchase program of 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 1,281,602 for the nine months ended September 26, 2008. As of September 26, 2008, no shares remained under this authorization.
On March 10, 2008, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 1,197,955 and 1,431,098 for the quarter and the nine months ended September 26, 2008, respectively. As of September 26, 2008, 4,568,902 shares remained under this authorization.
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
Included herein are discussions and reconciliations of (i) total Company, Europe and Asia revenue changes to constant dollar revenue changes and (ii) diluted EPS to diluted EPS excluding restructuring and related costs. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, and diluted EPS excluding restructuring and related costs are not Generally Accepted Accounting Principle (''GAAP’’) performance measures. The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency exchange rate fluctuations. We provide constant dollar revenue changes for total Company, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates. The limitation of this measure is that it excludes items that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with the GAAP numbers. We provide diluted EPS excluding restructuring and related costs because we use this measure to analyze the earnings of the Company. Management believes this measure is a reasonable reflection of the underlying earnings levels and trends from core business activities, and more indicative of future results. The difference between diluted EPS excluding restructuring and related costs and its most comparable GAAP measure (diluted EPS) is the impact of restructuring and related charges that may mask our underlying operating results and/or business trends. The limitation of this measure is that it excludes items that would otherwise decrease the Company’s diluted EPS. This limitation is best addressed by using diluted EPS excluding restructuring and related costs in combination with diluted EPS in order to better understand the amounts, character and impact, if any, of any increase or decrease on reported results.
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

Form 10-Q

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
A summary of our third quarter of 2008 financial performance, compared to the third quarter of 2007, follows:
•	Third quarter revenue decreased 2.2%, or 4.4% on a constant dollar basis, to $423.6 million.

•	Gross margin decreased from 46.9% to 46.5%.

•	Operating expenses were $143.8 million, down 9.4% from $158.7 million in the prior year period.

•	We recorded operating income of $53.2 million in the third quarter of 2008, compared to $44.7 million in the prior year period.

•	Net income was $30.7 million in the third quarter of 2008, compared to $25.9 million in the third quarter of 2007.

•	Diluted earnings per share increased from $.42 in the third quarter of 2007 to $.52 in the third quarter of 2008. Excluding restructuring and related costs in both periods, diluted earnings per share increased from $.49 to $.52.

•	Cash at the end of the quarter was $62.7 million with no debt outstanding.
For the full year, the Company is still targeting mid-single digit revenue declines, consistent with economic conditions and due in part to its closure of certain underperforming retail stores and the licensing of its North America wholesale apparel business. The Company expects that weaker consumer spending globally will result in additional margin pressure and now anticipates flat to modest declines in operating margins for the full year. It continues to expect an effective tax rate in the range of 40%.
Results of Operations for the Quarter Ended September 26, 2008 as Compared to the Quarter Ended September 28, 2007
Revenue
Consolidated revenue of $423.6 million decreased $9.7 million, or 2.2%, compared to the third quarter of 2007. The current

Form 10-Q

global economic conditions have adversely impacted consumer confidence and, combined with already difficult wholesale and retail markets globally, are reflected in the Company’s top-line results in the third quarter. Gains from foreign exchange rates, along with strong growth in Timberland PRO® footwear and apparel and SmartWool® apparel and accessories, were offset by anticipated declines in Timberland® brand apparel, as well as men’s casual and performance footwear, and kids’ boots. On a constant dollar basis, consolidated revenues were down 4.4%. North America revenue totaled $184.5 million for the third quarter of 2008, an 8.8% decline from the third quarter of 2007. Europe revenues were $199.9 million in the third quarter of 2008, a 4.4% increase over the same period in 2007, and remained relatively flat as compared to the prior year quarter on a constant dollar basis. Asia revenues were $39.2 million for the third quarter of 2008, relatively flat from the same period in 2007, but declined 5.4% on a constant dollar basis.
Segments Review
We have three reportable business segments (see Note 7 to the unaudited condensed consolidated financial statements): North America, Europe and Asia.
North America revenues decreased 8.8% to $184.5 million in the third quarter of 2008 as compared to the same period in 2007, driven by anticipated declines in Timberland® brand apparel, due in part to the transition of the North American apparel business to a licensing arrangement, as well as declines in boots, kids’ footwear, and casual footwear. These declines were partially offset by strong growth in Timberland PRO® footwear and apparel and SmartWool® apparel and accessories. Within North America, our retail business had revenue declines of 17.9%, driven by a 13.8% decrease in comparable store sales and the impact of our decision to close certain retail locations.
Europe recorded revenues of $199.9 million in the third quarter of 2008, which was a 4.4% increase from the third quarter of 2007, but remained relatively flat on a constant dollar basis. A difficult wholesale market across Southern Europe, particularly Spain, Italy and France, was offset by growth in our distributor business, primarily in the Middle East and Eastern Europe, and in our businesses in the Benelux region, the United Kingdom and Germany, and by our retail business, where comparable store sales grew approximately 3.0%.
In Asia, revenues decreased slightly to $39.2 million in the third quarter of 2008, but declined 5.4% in constant dollars, as compared to the third quarter of 2007, as softness in our retail business combined with continued softness in wholesale markets, principally in Japan, was only partially offset by growth in our distributor markets. Retail sales in Asia declined, as the benefit of changes in foreign exchange rates could not offset a decline of 2.2% in comparable store sales and the impact of our decision to close certain retail locations.
Products
Worldwide footwear revenue was $313.5 million in the third quarter of 2008, up $3.2 million, or 1.0%, from the third quarter of 2007. Gains in the Timberland PRO® series were partially offset by declines in casual footwear and men’s performance footwear. We saw encouraging signs during the quarter relative to our boot business, particularly men’s boots, with a slight increase in revenue over the prior year period in Europe and Asia. Worldwide apparel and accessories revenue fell 11.7% to $102.7 million in the third quarter of 2008, driven by an anticipated decline in Timberland® brand apparel in North America, as well as in Europe. In February 2007, the Company announced it would transition the North American apparel business to a licensing arrangement, and it ceased sales of in-house Timberland® brand apparel in North America through the wholesale channel during the second quarter of 2008. Royalty and other revenue was $7.4 million in the third quarter of 2008, compared to $6.8 million in the prior year quarter, primarily due to our new apparel licensing arrangement in North America, offset by a decline in licensed kids’ apparel and Timberland PRO® products.
Channels
Wholesale revenue was $340.6 million in the third quarter of 2008, a 1.0% decrease compared to the prior year quarter. Continued softness in the wholesale market was the primary driver of sales declines in men’s casual and performance footwear in North America, Europe and Asia. Anticipated declines in Timberland® brand apparel were due in part to the transition of the North American apparel business to a licensing arrangement. These declines offset growth from Timberland PRO and SmartWool.
Retail revenues decreased 6.9% to $83.0 million in the third quarter of 2008. Overall, comparable store sales were down 6.4% on a global basis as compared to the third quarter of 2007, as declines in North America and Asia were partially offset

Form 10-Q

by increases in Europe. The benefit from foreign exchange rates partially offset a difficult worldwide retail environment and revenue declines associated with our decision to close certain retail locations. As of the end of the third quarter of 2008, we had completed the closure of 41 of the 50 specialty and outlet stores identified for closure as part of our Global Retail Portfolio Review. We anticipate that 3 of the remaining stores that were identified for closure under the program will be closed in the first half of 2009, and that 6 stores will remain open. We had 210 stores, shops and outlets worldwide at the end of the third quarter of 2008.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 46.5% for the third quarter of 2008, 40 basis points lower than in the third quarter of 2007. The decline in gross margins was driven by increased product costs and changes in channel mix, partly related to store closures, partially offset by favorable foreign exchange rate changes.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $20.5 million and $25.1 million for the third quarter of 2008 and 2007, respectively. The decrease was primarily driven by lower costs associated with our apparel business as we transitioned to a licensing arrangement.
Operating Expense
Operating expense for the third quarter of 2008 was $143.8 million, a decrease of $15.0 million, or 9.4%, over the third quarter of 2007. The decrease was driven by an $8.2 million decrease in selling expense, as well as a decrease of $7.3 million in restructuring charges, partially offset by an increase of $0.5 million in general and administrative costs. Overall, changes in foreign exchange rates added approximately $3.0 million to operating expense in the third quarter of 2008.
Selling expense was $114.1 million in the third quarter of 2008, a decrease of $8.2 million, or 6.7%, over the same period in 2007. This decline was driven by $3.6 million of provisions for bad debts in 2007 primarily related to certain franchisees, cost savings of $3.5 million in retail expenses primarily as a result of store closures in the United States and Asia, $3.1 million in selling and product management cost savings, and $2.2 million in savings associated with the transitioning of our North American apparel business to a licensing arrangement and the winding down of certain specialty brands. These savings were partially offset by $5.8 million of incremental investment in our global consumer-facing marketing and branding initiatives, demonstrating our continued commitment to strengthen our premium brand position despite adverse economic conditions.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $11.3 million and $11.4 million in the third quarters of 2008 and 2007, respectively.
In the third quarters of 2008 and 2007, we recorded $0.9 million and $1.0 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $5.8 million and $5.4 million for the quarters ended September 26, 2008 and September 28, 2007, respectively.
Advertising expense, which is included in selling expense, was $11.1 million and $5.4 million in the third quarter of 2008 and 2007, respectively. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and internet campaigns, production costs including agency fees, and catalog costs. The increase in advertising expense reflects our investment in consumer-facing marketing programs, primarily television (such as our Podium commercial) and production costs, as well as higher levels of co-op advertising. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of September 26, 2008 and September 28, 2007 was $4.7 million and $0.8 million, respectively.
General and administrative expense for the third quarter of 2008 was $29.5 million, relatively flat compared to the $28.9 million reported in the third quarter of 2007. Reductions in corporate support and administrative costs of $1.5 million, North American retail costs of $0.7 million, and costs associated with a product recall in 2007 of $0.7 million, were offset by compensation related costs of $1.9 million and expenses related to certain specialty businesses in North America of $1.0 million.

Form 10-Q

We recorded net restructuring charges during the third quarter of 2008 of $0.2 million, compared to $7.5 million in the third quarter of 2007. Net charges in 2008 primarily reflect costs associated with our decision in 2007 to close certain retail locations. Charges to be recorded in connection with the remaining stores to be closed under the retail store closure program are not expected to be material. The 2007 charges are principally comprised of costs associated with our decision to close certain retail stores in the U.S., Europe and Asia as a result of our Global Retail Portfolio Review.
Operating Income/(Loss)
We recorded operating income of $53.2 million in the third quarter of 2008, compared to operating income of $44.7 million in the prior year period. Operating income included restructuring charges of $0.2 million in the third quarter of 2008 and $7.5 million in the third quarter of 2007.
Operating income for our North America segment was $44.9 million, up 19.5% from the third quarter of 2007. The increase was driven by a 23.3% decrease in operating expenses principally due to a $4.5 million decline in restructuring charges, $3.3 million in costs savings related to the closure of certain retail locations, $1.2 million in cost savings associated with initiatives to streamline our operations and $1.2 million in savings associated with the transitioning of our apparel business to a licensing arrangement. Benefits from changes in channel mix and the lack of expenses related to a product recall in 2007 offset increased product costs to result in a 210 basis point improvement in gross margin, which helped to offset the impact of an 8.8% revenue decline.
Timberland’s European segment recorded operating income of $51.5 million in the third quarter of 2008, compared to operating income of $47.1 million in the third quarter of 2007, principally due to a 5.0% reduction in operating expenses driven primarily by a $2.1 million decline in restructuring costs. Reduced bad debt expense in the third quarter of 2008 due to specific provisions made for certain franchisees in the same period in 2007 was partially offset by an increase in marketing costs. Gross margin declined 160 basis points in the third quarter of 2008 as compared to the same period in 2007, as the impact of favorable foreign exchange rate changes was offset by higher product costs, a higher mix of distributor sales, and the impact of specialty retail store closures.
We had an operating loss in our Asia segment of $0.8 million for the third quarter of 2008 compared to operating income of $1.3 million for the third quarter of 2007. The decrease over the prior year was driven by the impact of increased close-out activity, partly related to store closures, as well as expansion into China, along with slightly higher operating expenses, where investments in marketing and compensation-related charges were partially offset by reduced retail related expenses due to store closures and lower distribution and restructuring costs.
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, increased 2.4% to $42.3 million. The main driver of the increase was the impact of certain costs that are not allocated to the operating segments, such as provisions for sourced inventory, foreign exchange associated with purchase price variances, and certain compensation costs. Corporate operating expenses decreased slightly as the benefits from certain activities that were undertaken to achieve operating expense savings and rationalize our operating expense structure, along with reduced provisions for bad debts and restructuring charges, were partially offset by increases in marketing and compensation-related costs.
Other Income/(Expense) and Taxes
Interest income/(expense), net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $0.3 million and $(0.4) million for the third quarter of 2008 and 2007, respectively. For the quarters ended September 26, 2008 and September 28, 2007, we recorded $0.1 million and $0.7 million, respectively, in fees associated with our credit facilities and interest paid on short-term borrowings outstanding during the quarter in interest income/(expense), net in our unaudited condensed consolidated statements of operations.
Other income/(expense), net, included foreign exchange losses of $(1.9) million and $(1.5) million in the third quarters of 2008 and 2007, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of local currency denominated receivables and payables. These losses were driven by the volatility of exchange rates within the third quarters of 2008 and 2007 and should not be considered indicative of expected future results.

Form 10-Q

The effective income tax rate for the third quarter of 2008 was 40.0%. Based on our full year estimate of global income and the geographical mix of our profits as well as provisions for certain tax reserves, our full year tax rate would be in the range of 40.0%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions. The effective income tax rate for the third quarter of 2007 was 40.0%. During the third quarter of 2007, it was determined that it was more likely than not that net operating loss carryforwards in Luxembourg would not be utilized in the future and, accordingly, a valuation allowance of $1.7 million was recorded on the related deferred tax asset.
Results of Operations for the Nine Months Ended September 26, 2008 as Compared to the Nine Months Ended September 28, 2007
Revenue
Consolidated revenue for the first nine months of 2008 was $973.9 million, a decrease of $19.8 million, or 2.0%, compared to the first nine months of 2007, as gains from foreign exchange rates, strong growth in Timberland PRO® footwear and apparel and SmartWool® apparel and accessories were offset by anticipated declines in Timberland® brand apparel, as well as boots, performance footwear and casual footwear. On a constant dollar basis, consolidated revenues were down 5.5%. North America revenue totaled $421.8 million for the first nine months of 2008, an 8.7% decline from the same period in 2007. Europe revenues were $443.4 million for the first nine months of 2008, a 4.2% increase over the same period in 2007, but down 2.0% on a constant dollar basis. Asia revenues increased 2.3% to $108.7 million for the first nine months of 2008, but declined 4.8% on a constant dollar basis over the same period in 2007.
Segments Review
The Company’s North America revenues decreased 8.7% to $421.8 million for the first nine months of 2008, primarily driven by anticipated sales declines in boots and kids’ footwear, driven by a reduction of sales through off-price channels in the wholesale market as compared to the first nine months of 2007, declines in Timberland® brand apparel, due in part to the transition of the North American apparel business to a licensing arrangement, and lower sales of men’s casual and performance footwear. These declines were partially offset by strong growth in Timberland PRO® footwear and apparel, and SmartWool® apparel and accessories. Within North America, our retail business had revenue declines of 10.6% in the first nine months of 2008 as compared to the same period in 2007, driven by a 7.4% decrease in comparable store sales and the impact of our decision to close certain retail locations.
Our Europe segment increased to $443.4 million in the first nine months of 2008 from the $425.5 million reported in the first nine months of 2007, but decreased 2.0% in constant dollars. Softness in wholesale sales was partially offset by strong comparable store revenue growth in our retail business. A difficult wholesale market across the European Union, particularly Spain, Italy, France and the Benelux region, was partially offset by growth in our distributor business, primarily in Eastern Europe, and in our wholesale and retail business in the United Kingdom.
Asia revenues for the first nine months of 2008 were $108.7 million, compared to $106.3 million for the first nine months of 2007. On a constant dollar basis, Asia revenues were down 4.8%. Growth in distributor markets and flat comparable store revenue was offset by softness in our wholesale business, principally in Japan, and the impact of store closures.
Products
Worldwide footwear revenue was $693.1 million for the first nine months of 2008, down $7.3 million, or 1.0%, from the same period in 2007. Worldwide apparel and accessories revenue fell 5.4% to $263.2 million, as strong growth from SmartWool and Howies was offset by an anticipated decline in Timberland® brand apparel. Royalty and other revenue was $17.6 million in the first nine months of 2008, compared to $15.2 million in the prior year period, reflecting our licensing arrangement for apparel in North America and increased sales primarily of kids’ apparel in Europe and accessories.
Channels
Wholesale revenue was $732.2 million, a 3.0% decrease compared to the first nine months of 2007. A soft wholesale market worldwide was the primary driver of sales declines in men’s casual footwear globally, as well as declines in boots in North America. Anticipated declines in Timberland® brand apparel were due in part to the transition of the North American apparel business to a licensing arrangement. These declines were partially offset by the benefit of foreign exchange rate changes on

Form 10-Q

revenues in Europe and Asia.
Retail revenue grew 1.1% to $241.7 million. Comparable store sales decreased by almost 1.0%, with increases in Europe offset by a decline in North America. Europe and Asia also benefited from the impact of favorable foreign exchange rate changes, which help to offset revenue declines associated with our decision to close certain retail locations.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 45.9% for the first nine months of 2008, or 80 basis points lower than the prior year period. The decline in gross margins was driven by a higher level of close-out activity and markdowns and allowances, in part related to retail store closures in North America, Europe and Asia, a higher mix of distributor sales, and higher product costs. These impacts were partially offset by favorable foreign exchange rate changes.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $56.3 million and $65.8 million in the first nine months of 2008 and 2007, respectively. The decrease was primarily driven by lower costs associated with our apparel business as we transitioned to a licensing arrangement in North America.
Operating Expense
Operating expense for the first nine months of 2008 was $400.3 million, a decrease of 8.5%, or $37.0 million, as compared to the first nine months of 2007. The change is attributable to a $16.3 million decrease in selling expense, a $14.0 million decrease in restructuring charges, and a decrease in general and administrative costs of $6.7 million. Overall, changes in foreign exchange rates added approximately $12.4 million to operating expense in the first nine months of 2008.
Selling expense for the first nine months of 2008 was $315.5 million, a decrease of $16.3 million, or 4.9%, over the same period in 2007. This decline was driven by $10.8 million in selling, distribution and product management cost savings, a $6.7 million reduction in retail expenses primarily as a result of store closures in the United States and Asia, $4.6 million in savings associated with the transition of our North American apparel business to a licensing arrangement and the winding down of certain specialty brands, and $2.1 million in lower bad debt expense, primarily due to a specific provision for certain franchisees in 2007. These savings were partially offset by $5.1 million of incremental investment in our global marketing and branding initiatives and increased costs of $1.6 million related to investment in specialty businesses, such as SmartWool and Howies. Investments in our global marketing and branding initiatives, primarily through consumer-facing advertising programs, were partially offset by reduced spending in other areas of marketing as a result of our efforts to rationalize our operating expense structure. These investments demonstrate our continued commitment to strengthen our premium brand position despite adverse economic conditions.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $30.8 million and $31.0 million in the first nine months of 2008 and 2007, respectively.
In the first nine months of 2008 and 2007, we recorded $2.1 million and $2.3 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $14.1 million and $13.1 million for the nine months ended September 26, 2008 and September 28, 2007, respectively.
Advertising expense, which is included in selling expense, was $22.2 million and $14.6 million in the nine months ending September 26, 2008 and September 28, 2007, respectively. The increase in advertising expense reflects higher consumer-facing marketing spending, primarily print, television and other media, as well as higher levels of co-op advertising.
General and administrative expense for the first nine months of 2008 was $83.7 million, a decrease of 7.4% over the $90.4 million reported in the first nine months of 2007. These savings were driven primarily by reductions in corporate support and administrative costs of $7.3 million and North American retail expenses related to store closures of $2.5 million. These cost reductions were partially offset by increases of $2.7 million related to growth in specialty businesses.
We recorded net restructuring charges of $1.1 million during the first nine months of 2008, compared to $15.1 million in the

Form 10-Q

first nine months of 2007. Charges in 2008 reflect incremental costs associated with programs initiated in 2007 to close certain retail locations and streamline our global operations. The 2007 charges relate to costs associated with our decision to close certain retail stores in the U.S., Europe and Asia, the decision to license our Timberland® apparel business in North America, and exit costs associated with our global reorganization.
Operating Income/(Loss)
Operating income for the first nine months of 2008 was $46.5 million, compared to operating income of $26.8 million in the prior year period. Operating income included restructuring charges of $1.1 million in the first nine months of 2008, compared to $15.1 million in the first nine months of 2007.
Operating income for our North America segment increased 19.7% to $75.7 million in the first nine months of 2008, driven by an 18.6% decrease in operating expenses. The lower operating expenses were a result of $8.3 million in cost savings related to the closure of certain retail locations, a decrease in restructuring expenses of $7.4 million from the prior year period, $4.7 million in cost savings associated with initiatives to streamline our operations and $4.0 million in savings associated with the transition of our apparel business to a licensing arrangement. Benefits from changes in channel mix and the lack of expenses related to a product recall in 2007 offset increased product costs to result in a 130 basis point improvement in gross margin, which helped to partially offset the impact of an 8.7% revenue decline on gross profit.
Europe’s operating income was $76.4 million for the first nine months of 2008, compared to $77.3 million in the prior year period. Restructuring expenses were $3.8 million lower in 2008 than 2007, in part due to credits which reflect favorable experience relative to our previous estimate of certain store closure costs. These savings, combined with lower bad debt expense of $2.1 million due to specific provisions made for certain franchisees in 2007, were offset by an increase in marketing costs, increased costs associated with growth in our specialty businesses, higher occupancy costs in our retail business, and increased selling and distribution expenses. Gross profit dollars were down slightly, as revenue increases were offset by a margin decrease of 250 basis points driven by increased close-out activity, in part related to store closures, higher product costs and changes in channel mix.
Asia’s operating loss was $1.4 million in the first nine months of 2008 compared to operating income of $1.0 million in the first nine months of 2007, driven by a 370 basis point decrease in gross margin principally as a result of increased close-out activity, in part related to store closures, higher product costs and expansion into China.
Our Unallocated Corporate expenses, which include central support and administrative costs, not allocated to our business segments, decreased 9.2% to $104.2 million. The lower expenses were driven primarily by a decrease in restructuring charges and corporate support and administrative costs, as well as the impact from certain activities that were undertaken to achieve operating expense savings and rationalize our operating expense structure. These savings were partially offset by investments in global consumer-facing marketing and branding initiatives.
Other Income/(Expense) and Taxes
Interest income/(expense), net, which is comprised of interest income offset by fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.7 million and $1.4 million for the first nine months of 2008 and 2007, respectively. For the nine months ended September 26, 2008 and September 28, 2007, we recorded $0.4 million and $0.9 million, respectively, in fees associated with our credit facilities outstanding and interest paid on short-term borrowings outstanding during the first nine months of the year in interest income/(expense), net in our unaudited condensed consolidated statements of operations.
Other income/(expense), net included foreign exchange gains of $3.3 million and $0.1 million in the first nine months of 2008 and 2007, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges and the currency gains and losses incurred on the settlement of local currency denominated receivables and payables. These gains were driven by the volatility of exchange rates within the first half of 2008 and 2007 and should not be considered indicative of expected future results.
The effective income tax rate for the first nine months of 2008 was 41.8%. Based on our full year estimate of global income and the geographical mix of our profits as well as provisions for certain tax reserves, our full year tax rate would be in the

Form 10-Q

range of 40.0%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions. The effective income tax rate for the first nine months of 2007 was 43.0%.
Reconciliation of Total Company, Europe and Asia Revenue Increases/(Decreases) To Constant Dollar Revenue Increases/(Decreases)
Total Company Revenue Reconciliation:

	For the Quarter		For the Nine Months Ended
	Ended September 26, 2008		September 26, 2008
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue decrease (GAAP)	$(9.7)	-2.2%	$(19.8)	-2.0%
Increase due to foreign exchange rate changes	9.6	2.2%	34.7	3.5%

Revenue decrease in constant dollars	$(19.3)	-4.4%	$(54.5)	-5.5%
Europe Revenue Reconciliation:

	For the Quarter		For the Nine Months Ended
	Ended September 26, 2008		September 26, 2008
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue increase (GAAP)	$8.4	4.4%	$17.9	4.2%
Increase due to foreign exchange rate changes	7.7	4.0%	26.4	6.2%

Revenue increase/(decrease) in constant dollars	$0.7	0.4%	$(8.5)	-2.0%
Asia Revenue Reconciliation:

	For the Quarter		For the Nine Months
	Ended September 26, 2008		Ended September 26, 2008
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue (decrease)/increase (GAAP)	$(0.1)	-0.4%	$2.4	2.3%
Increase due to foreign exchange rate changes	2.0	5.0%	7.5	7.1%

Revenue decrease in constant dollars	$(2.1)	-5.4%	$(5.1)	-4.8%
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
Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs

	For the Quarter Ended		For the Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007

Diluted EPS, as reported	$.52	$.42	$.50	$.26
Per share impact of restructuring and related costs	.00	.07	.01	.13

Diluted EPS excluding restructuring and related costs	$.52	$.49	$.51	$.39

Form 10-Q

Management provides diluted EPS excluding restructuring and related costs because it is used to analyze the earnings of the Company. Management believes this measure is a reasonable reflection of the underlying earnings levels and trends from core business activities.
Accounts Receivable and Inventory
Accounts receivable was $267.2 million as of September 26, 2008, compared with $286.6 million at September 28, 2007. Days sales outstanding were 57 days as of September 26, 2008, compared with 60 days as of September 28, 2007. Wholesale days sales outstanding were 62 days and 66 days for the third quarters of 2008 and 2007, respectively. The decrease in receivables and days sales outstanding was driven by reduced revenue and improved receivables management.
Inventory was $218.9 million as of September 26, 2008, compared with $259.2 million as of September 28, 2007. The decrease in inventory was driven by reduced sales as well as improved supply and demand planning resulting in a reduction in excess and obsolete inventory.
Liquidity and Capital Resources
Net cash used by operations for the first nine months of 2008 was $21.5 million, compared with a use of cash of $131.5 million for the first nine months of 2007. The reduction in cash usage was due primarily to reduced working capital investment and improved profitability. Reduced working capital investment was driven by strong inventory and payables management, as well as lower tax payments reflecting reduced profitability in 2007.
Net cash used for investing activities was $11.7 million in the first nine months of 2008, compared with $34.7 million in the first nine months of 2007. The decrease is due primarily to the use of cash for the acquisition of IPATH in the second quarter of 2007. Capital spending totaled $15.3 million in the first nine months of 2008, compared with $20.3 million in the first nine months of 2007. The reduction was driven by reduced retail expenditures.
Net cash used by financing activities was $43.5 million in the first nine months of 2008, compared with cash provided by financing activities of $31.1 million in the first nine months of 2007. As of September 26, 2008, we had no short-term borrowings. As of September 28, 2007 we had short-term borrowings of $46.6 million. Cash flows for financing activities reflected share repurchases of $45.1 million in the first nine months of 2008, compared with $28.5 million in the first nine months of 2007. We received cash inflows of $1.4 million in the first nine months of 2008 from the exercise of employee stock options, compared with $12.0 million in the first half of 2007.
We are exposed to the credit risk of those with whom we do business including counterparties on our derivative contracts and our customers. Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2010. As a matter of policy, we only enter into contracts with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Additionally, consumer spending is being affected by the current macro-economic environment, particularly the disruption of the credit and stock markets. Continued deterioration in the markets could adversely impact our customers and their ability to access credit. Although impact from the current economic environment is reflected in our top-line results, our cash flow and cash receipts continue to be strong.
We may utilize our committed and uncommitted lines of credit to fund our seasonal working capital needs. We have not experienced any restrictions on the availability of these lines and the adverse capital and credit market conditions are not expected to significantly affect our ability to meet our liquidity needs.
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 5.5% at September 26, 2008), plus an applicable margin based on a fixed-charge coverage grid of

Form 10-Q

between 13.5 and 47.5 basis points that is adjusted quarterly. As of September 26, 2008, the applicable margin under the facility was 47.5 basis points. We pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of September 26, 2008, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
We have uncommitted lines of credit available from certain banks which totaled $30 million at September 26, 2008. Any borrowings under these lines would be at prevailing money market rates (approximately 6.0% at September 26, 2008). Further, we have an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.
At September 26, 2008, we had no short-term borrowings outstanding. At September 28, 2007, we had short-term borrowings of $46.6 million, comprised of $45.0 million outstanding from our revolving credit agreement and $1.6 million from our uncommitted lines of credit. As of September 28, 2007, the weighted-average interest rate on these borrowings was 6.0%.
Management believes that our capital needs and our share repurchase program for the balance of 2008 will be funded through our current cash balances, our existing credit facilities and cash from operations, without the need for additional permanent financing. However, as discussed in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A, Risk Factors, of this report, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time, the Company considers acquisition opportunities, which, if pursued, could also result in the need for additional financing. If such a need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities. The continued volatility in the credit markets could result in significant increases in borrowing costs for any new debt we may require.
Off-Balance Sheet Arrangements
Letters of Credit
As of September 26, 2008 and September 28, 2007, we had letters of credit outstanding of $19.3 million and $27.0 million, respectively. These letters of credit were issued predominantly for the purchase of inventory.
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

Form 10-Q

fluctuations on our foreign currency transactions. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Cash balances are invested in high-grade securities with terms less than three months.
We have available an unsecured committed revolving credit agreement and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. We had no debt outstanding at September 26, 2008 and $46.6 million of short-term debt outstanding at September 28, 2007.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to mitigate the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. We have implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency cash flow exposures and decrease the volatility of our earnings. We began hedging our 2008 foreign currency exposure under this new hedging program in the third quarter of 2007. Under this hedging program, we perform a quarterly assessment of the effectiveness of the hedge relationship and measure and recognize any hedge ineffectiveness in earnings. The foreign currency forward contracts under this program will expire in 16 months or less. Based upon sensitivity analysis as of September 26, 2008, a 10% change in foreign exchange rates would cause the fair value of our derivative instruments to increase/decrease by approximately $19.4 million, compared to an increase/decrease of $17.1 million at December 31, 2007 and an increase/decrease of $16.9 million at September 28, 2007. The increase at September 26, 2008, compared with the prior periods, is primarily related to an increase in the notional value of our outstanding derivative contracts.
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
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report.
In September 2008, we completed the implementation of a new worldwide financial reporting and consolidation system. The implementation of this new system materially impacted our internal control over financial reporting by providing more timely and accurate financial and accounting information and reducing manual processes. As part of the system implementation, management has reviewed the controls affected by the new financial reporting and consolidation system and made the necessary internal control changes. There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 26, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Form 10-Q

Part II — OTHER INFORMATION
Item 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” of our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The risk factor set forth below has been updated from the risk factor of the same title previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and amends and restates such risk factor in its entirety.
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
On October 7, 2006, the European Commission imposed definitive duties on leather upper footwear originating from China and Vietnam and imported into European Member States. These duties were effective for a two year period with a final 16.5% rate for China sourced footwear and a 10% rate for Vietnam sourced footwear. On October 3, 2008, the European Commission initiated an expiry review of the duties to determine whether they should be extended for a period beyond the original expiration date. While the expiry review investigation is ongoing, the duties remain in place and payable.
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
The risk factor set forth below is an addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Due to the current global economic crisis, our business could be adversely impacted by the financial instability of third parties with which we do business.
Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. Continued market deterioration could jeopardize our ability to rely on and benefit from certain counterparty obligations, including those of financial institutions party to our credit agreements and derivative contracts and those of other parties with which we do business. The failure of any of these counterparties to honor their obligations to us or the continued deterioration of the global economy could have a material adverse effect on our financial condition and results of operations. In addition, our ability to replace these obligations on the same or similar terms may be limited if market and general economic conditions continue to deteriorate.

Form 10-Q

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the Three Fiscal Months Ended September 26, 2008

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs
June 28 — July 25	—	$—	—	5,766,857
July 26 — August 22	457,325	16.21	457,325	5,309,532
August 23 — September 26	740,630	17.16	740,630	4,568,902

Q3 Total	1,197,955	$16.80	1,197,955
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date
Program 1	03/10/2008	6,000,000	None

No existing programs expired or were terminated during the reporting period.

*	Fiscal month

**	Based on trade date — not settlement date

Form 10-Q

Item 6. EXHIBITS

Exhibits.

Exhibit 31.1 —	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 —	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 —	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2 —	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: November 5, 2008	By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
Chief Executive Officer

Date: November 5, 2008	By:	/s/ JOHN CRIMMINS
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