Form 10-K
period 2008-12-31
TIMBERLAND CO
filed 2009-03-02
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☑  No

The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was $760,592,526 on June 27, 2008, which was the last business day of the Company’s second fiscal quarter in 2008. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the Company. See Item 12 of this Annual Report on Form 10-K.

On February 20, 2009, 45,996,386 shares of the Company’s Class A Common Stock and 11,529,160 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS FOR PURPOSES
OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Timberland Company (the “Company”) wishes to take advantage of The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. Prospective information is based on management’s then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions used in making such expectations or forecasts, may become inaccurate. The discussion in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K identifies important factors that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. The risks included in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking Information

As discussed above and in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to:

•	Our ability to successfully market and sell our products in a highly competitive industry and in view of changing consumer trends, consumer acceptance of products, and other factors affecting retail market conditions, including the current global economic environment and global political uncertainties resulting from the continuing war on terrorism;

•	Our ability to execute key strategic initiatives, including the closure of targeted stores;

•	Our ability to adapt to potential changes in duty structures in countries of import and export including anti-dumping measures imposed by the European Union with respect to leather footwear imported from China and Vietnam;

•	Our ability to manage our foreign exchange rate risks, and taxes, duties, import restrictions and other risks related to doing business internationally;

•	Our ability to locate and retain independent manufacturers to produce lower cost, high-quality products with rapid turnaround times;

•	Our reliance on a limited number of key suppliers;

•	Our ability to obtain adequate materials at competitive prices;

•	Our reliance on the financial health of, and the appeal of our products to, our customers;

•	Our reliance on the financial stability of third parties with which we do business;

•	Our ability to successfully invest in our infrastructure and product based upon advance sales forecasts;

•	Our ability to recover our investment in, and expenditures of, our retail organization through adequate sales at such retail locations; and

•	Our ability to respond to actions of our competitors, some of whom have substantially greater resources than we have.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

The Timberland Company was incorporated in Delaware on December 20, 1978. We are the successor to the Abington Shoe Company, which was incorporated in Massachusetts in 1933. We refer to The Timberland Company, together with its subsidiaries, as “we”, “our”, “us”, “its”, “Timberland” or the “Company.”

We design, develop, engineer, market and distribute, under the Timberland®, Timberland PRO®, SmartWool®, Timberland Boot Companytm, howies® and IPATH® brands, premium quality footwear, apparel and accessories products for men, women and children. These products provide functional performance, classic styling and lasting protection from the elements. We believe that the combination of these features makes our products an outstanding value and distinguishes us from our competitors.

Our products are sold by us as well as our distributor partners primarily through independent retailers, better-grade department stores, athletic stores and other national retailers that reinforce the high level of quality, performance and service associated with Timberland. In addition, our products are sold by us as well as our distributor and franchise partners in Timberland® specialty stores, Timberland® factory outlet stores and Timberland® footwear plus stores dedicated exclusively to selling Timberland® and Timberland® sub-branded products. We also sell our products in the United States online at timberland.com, smartwool.com and ipath.com, and in the United Kingdom online at timberlandonline.co.uk and howies.co.uk. Our products are sold throughout the United States, Canada, Europe, Asia, Latin America, Africa and the Middle East.

Our principal strategic goal is to become the authentic outdoor brand of choice globally by offering an integrated product selection of footwear, apparel and accessories for men, women and children that is inspired by the outdoors. Our ongoing efforts to achieve this strategic goal include (i) enhancing our leadership position in our core Timberland® footwear business globally through an increased focus on consumer segment development and technological innovation, (ii) expanding our global apparel business by leveraging the brand’s rugged heritage and consumer trust through the establishment of licensing arrangements with globally trusted partners, (iii) expanding our brands geographically, (iv) driving operational and financial excellence, (v) setting the standard for commitment to the community and (vi) striving to be a global employer of choice.

Products

Our products fall into two primary categories: (1) footwear and (2) apparel and accessories. We also derive revenue from royalties from third party licensees and distributors that produce and/or sell our products under license. The following summarizes the percentage of our revenues derived from each of these categories for the past three years:

Category	2008	2007	2006

Footwear	71.4%	70.0%	71.9%
Apparel and Accessories	26.9%	28.6%	26.9%
Royalty and Other	1.7%	1.4%	1.2%

Footwear

In 1973, we produced our first pair of waterproof leather boots under the Timberland® brand. We offer a broad variety of footwear products for men, women and children, featuring premium materials, state-of-the-art functional design and components and advanced construction methods. Our key Timberland® brand footwear categories are boots, men’s and women’s casual, kids’ and outdoor adventure. The Timberland PRO® series for skilled tradespeople and working professionals is an additional footwear category we developed to address a consumer group’s distinct needs. In 2008, we continued our focus on developing products to meet the needs of distinct consumer groups. One example of this was the introduction of the Abington series, which is a premium and exclusive collection selectively sold to trend-leading youth lifestyle accounts. Our acquisition in 2007 of the assets of IPATH, LLC is another example of meeting the needs of distinct consumer groups.

IPATH designs, develops and markets skateboarding-inspired casual footwear, apparel and accessories. In 2005, we introduced Timberland Boot Companytm, which markets work-wear inspired footwear that is featured in our Timberland Boot Companytm concept store in the United Kingdom. We intend to continue our efforts in 2009 to extend our brand reach selectively through these and other initiatives, including a broad expansion of the Earthkeeperstm collection, the introduction of the city outdoor collection called City Adventure and an aggressive new launch in the outdoor adventure category with the Timberland® Mountain Athletics® collection. These initiatives are intended to reinvigorate our core Timberland® brand footwear business. Our refocus on our core footwear business is intended to return our business to healthy financial performance and to advance our goal of becoming a leading global brand. Our advanced concepts footwear team, which we call the Invention Factory, continues to focus on developing the next innovations in footwear products and technologies, materials, constructions and processes. Technology that is or will be incorporated in most of our footwear products is discussed below in Footwear Technology.

Boots

Our key boots categories include Classic Boots, in 6” basic, premium, chukka and oxford versions, as well as Roll-Tops and Chelseas. Another important boot category is our Classic Sport Boots. A few of the key products in this category include the Field Boot, Euro Hiker, and Euro Sprint Hiker, which are built to be light and flexible, and rugged and durable, while still allowing for enhanced agility. Some of the principal features of our boot products include premium waterproof leather, direct-attach and seam-sealed waterproof construction, rubber lug outsoles for superior traction and abrasion resistance, shock diffusion plates, durable laces, padded collars for comfortable fit, enhanced insulation, rustproof hardware for durability and moisture-wicking components for comfort and breathability. We continued our focus on reducing the seasonality of our boots business by again marketing the Summer Mesh series with Timberland® Vent Tech material, which features lightweight breathable mesh construction. We added the Timberland® Vent Tech material into additional boot styles throughout 2007. In late 2007, we reintroduced key boot styles from past seasons in their exact form, detail for detail, under our Timberland Authentics line. In 2008, we introduced the scuff-proof collection of iconic products that features a leather that is resistant to scuffing, abrasion and heat. We also made efforts to improve the quality of materials in color extensions of classic boots and eliminated underperforming themes that were inconsistent with our brand platform.

Men’s Casual

Our Timberland® men’s casual footwear series is made up of outdoor leisure and city outdoor styles. Featured footwear products in these categories include boat shoes, casual bucks, loafers, sandals, oxfords, chukkas, boots and slip-ons for use in the office, home or outdoors. Our focus in the development of this line of footwear is to combine the rugged heritage of Timberland with premium leathers, and functional offerings. In 2007, we incorporated sustainable and recycled materials into a casual offering and successfully launched our Earthkeeperstm collection. The Earthkeeperstm collection was broadly expanded in 2008 and now represents our fastest growing product collection which, in 2009, will feature an exclusive Green Rubber® compound, that is made from at least 85% recycled automobile tires. Timberland will be the only footwear company offering the Green Rubber® compound through 2009. Our men’s casual footwear is rooted in craftsmanship and innovation, creating products that possess superior materials and enhanced comfort. Many of our men’s footwear products incorporate our innovative Smart Comfort® system, which provides superior comfort while preserving the shape and style of the footwear. Expanding the reach of our casual product, in 2007, we introduced the premium priced and selectively distributed Timberland Boot Companytm line in the United States to provide a relevant assortment with distinctive leathers and silhouettes. This line was originally offered in 2005 in the United Kingdom. In 2008, we complemented this initiative with the launch of the Abington collection, a premium priced, selective distribution program built for a younger consumer.

Women’s Footwear

Timberland® women’s footwear line is rooted in creating stylish outdoor products for our target consumer, a woman who is confident, active, cares about the environment and looks for ways to get involved in the world around her. Included in the line are boots, shoes and sandals for wearing occasions ranging from a hike up a mountain to a weekend coffee with friends. In 2008, we incorporated sustainable and recycled materials into a casual offering that became a part of the Earthkeeperstm collection. In addition, we continue to pursue a good/better/best strategy in the construction of the line allowing us to leverage core iconic classics and create unique seasonal interpretations of our creative story.

Our focus in the development of this line of footwear is to combine the rugged heritage of Timberland with premium leathers, craftsmanship and relevant functionality, with feminine styling for the target consumer. This line is intended to provide unparalleled comfort without sacrificing style. Moving forward, we intend to continue to connect our outdoor heritage with the active facet of our consumers’ lifestyles.

Kid’s

Timberland® kids’ footwear products are designed and engineered specifically for kids with the same high-quality standards and materials as our adult footwear products, combining the rugged heritage of premium leathers and craftsmanship with a primary focus on fit, functionality and convenience. The Timberland® kids line includes a range of products focused on the brand’s outdoor-DNA. The line includes products featured under the categories of: Outdoor Adventure — performance products featuring waterproof materials and Gore-Tex® linings; City Outdoor — products meant for adventures in the city, featuring contemporary lasts and premium materials; and Outdoor Leisure — products focused on boots and shoes that are iconic to Timberland’s heritage of craftsmanship and quality.

Outdoors

Outdoor Adventure

Our Timberland® Outdoor Adventure footwear series continues to address the needs of outdoor recreationalists of all levels, offering technical, end-use driven products for outdoor adventures from summit to sea and everywhere in between. Across this series of footwear, we continue to target three core categories — hiking, sport utility and seasonal products.

In 2008, we added more technology and more innovation to our versatile collection of performance footwear. We partnered with world-renowned high altitude adventurer Ed Viesturs in 2006 to help us develop the Cadion hiking program, which has since won acclaim as a market-leading lightweight hiker. The Outdoor Adventure line continues to be built upon the Timberland® Agile IQ platform, which addresses key areas of traction, shock absorption and fit to deliver out of the box comfort and enhance control and position sense on the trail.

Building on the Company’s long-term initiative to offer performance and value to the entry-level outdoor recreationalist consumer, we offered lines like the Ossipee and the Ledge, which help make the outdoors more accessible to a variety of consumers. For 2009, Timberland will re-launch the Timberland® Mountain Athletics® series, which will be a decidedly younger, and more progressive approach to performance outdoor footwear built upon the principle of “leave no trace”. Mountain Athletics® products will be built for speed and will be considerably lighter and more flexible with a much more vibrant and youthful aesthetic. They will also feature recycled materials, including outsoles made from 50% Green Rubber® compound, which is a material made from at least 85% recycled automobile tires.

In 2006, we acquired certain assets from GoLite LLC and began developing and marketing GoLite footwear. In 2008, we licensed our GoLite® footwear business to New England Footwear, LLC, and we no longer market shoes under that brand. GoLite LLC continues to market apparel, equipment and accessories as an independent company not affiliated with us.

IPATH® Footwear

In 2007, we purchased substantially all of the assets of IPATH, LLC. IPATH designs, develops and markets skateboarding-inspired casual footwear, apparel and accessories. The IPATHtm brand mantra is “Follow Your Path” and represents a confluence of youth lifestyles, drawing strong influence from music, art and culture. IPATH successfully bridges the gap between skate and lifestyle, offering consumers product with performance features and the styling to meet their needs. Natural products are used in many of the styles, affording the brand a unique position in the market. Distribution for IPATH is worldwide, and focuses on core skate and surf shops, online retailers, and national youth fashion chains. IPATH continues to have success with classic styles, including the Cat and the Grasshopper that have been in existence since the company’s inception and infuses new trend-right styling into the line each season.

Timberland PRO® Series

The Timberland PRO® series targets working professionals whose jobs demand footwear that stands up to the harshest working conditions. In 2008, Timberland PRO continued the expansion from Industrial to Occupational, complementing the offering of safety boots for tradesmen to include products for other consumers who have workplace footwear requirements. New product lines include the Valor Series boots for first responders and the Black Series shoes for hospitality workers. The 2008 core Industrial line also included the Timberland PRO® Endurance, a new innovation in the category that introduces Anti-Fatigue technology to the workboot consumer. This revolutionary system increases standing tolerance for those who work on hard surfaces for extended periods, via enhanced shock absorption and high energy return. The Occupational product line-up was supported in 2008 by Timberland PRO’s new Pride advertising campaign, including consumer and trade print ads, billboards, local newspaper and television. Public relations efforts included coverage in occupational, trade and consumer publications, as well as a grass-roots radio campaign. Timberland PRO continues to expand its occupational offering internationally, with efforts underway in Canada and South America, and a licensing agreement with Sperian Protection for Europe, as well as parts of the Middle East and Africa.

Footwear Technology

We continue to incorporate our patented technological innovation, the Smart Comfort® system, in many of our men’s, women’s and kids’ footwear categories. The Smart Comfort® system allows the footwear to expand and contract with the changing shape of the foot during the walking motion, while preserving the essential style of the footwear. Footwear incorporating the Smart Comfort® system provides superior comfort in a product that retains its shape. The Smart Comfort® system’s expandable upper allows the shoe to follow the natural movements of the foot without pinching the top of the foot. A three-zone, multi-density footbed system provides even pressure distribution under the foot. These systems work together to distribute forces and provide superior comfort everywhere the shoe touches the foot.

Our patented Timberland® PreciseFittm system has been incorporated into select styles of men’s footwear lines since 2006. The PreciseFittm system enables consumers to customize their fit through a system of forefoot inserts. Each pair of footwear incorporating this system includes a set of inserts of varying thicknesses that lock onto a removable footbed, creating optimal volume in each shoe and allowing for differences between the left and right foot. This tailored fit works in conjunction with the Smart Comfort® system to give consumers a high level of fit and comfort.

Many Timberland® footwear products offer or will be designed to offer other advanced technologies developed by us that combine some or all of the following features:

•	Footwear Modular System — our patented modular shoe technology which enables the user to customize the walking platform/footbed and shell of a shoe for multiple end use situations;

•	Endoskeletontm internal suspension system — our patented technology designed to control heel impact deflection and provide arch support, forefoot flexibility and torsional stiffness for comfort and performance;

•	B.S.F.P.tm motion efficiency system — our design which delivers improved traction, energy-return and length of wear;

•	Independent Suspension Networktm system (ISNtm) — our multi-density sole with independent lugs adapts to the terrain, keeping the foot level on uneven ground for superior stability, traction and comfort;

•	Advanced Combination Construction (ACC) — a construction method that delivers improved forefoot flexibility for maneuverability and rear foot stability on rugged terrain;

•	Timberland® Agile IQ system — our outdoor performance footwear technology which delivers improved traction, shock absorption and fit for improved control and sense of position;

•	Guaranteed waterproof construction;

•	Timberland® EasyDrytm Pull Out Liner — patented liner that pulls out of the shoe for quick and easy drying, and currently used in certain of our Outdoor Adventure footwear products; and

•	Detachable Weatherproof Gaiter System — patent pending lower leg covering that attaches to the shoe helping to keep water, sand and other items out of the shoe, and used in certain of our Outdoor Adventure footwear products.

Apparel and Accessories

Timberland® and Timberland PRO® Series

Timberland’s apparel for men, women and kids continues to represent a rugged casual line that includes outerwear and sportswear that combine performance benefits and technical fabrics for the outdoors with versatile styling. We believe that continuing to develop and expand our apparel business is important to our global brand aspirations, and that experienced licensing partners will help us maximize our brand potential in apparel. To that end, in 2007, we announced new licensing arrangements with Phillips-Van Heusen Corporation for men’s and women’s apparel in North America, and Mediterranea S.r.l. for women’s apparel in Europe. Fall 2008 marked the first season that Phillips-Van Heusen offered Timberland® men’s apparel in North America. Mediterranea will launch its Timberland women’s offering in Spring 2009. Our kids’ apparel continues to be made, marketed and distributed by our longstanding licensing partners, Wear Me Apparel LLC in North America and Children’s Worldwide Fashion S.A.S. in Europe and Asia. We will continue to design and market Timberland® apparel for our European (excluding women’s clothing designed by Mediterranea) and Asian operations through our London based International Design Center, which enables us to remain close to the target consumers we will continue to serve directly; however, in 2008, we engaged Li & Fung (Trading) Limited as our buying agent to source this apparel for us. We will continue to offer Timberland PRO® apparel in Europe pursuant to a licensing arrangement that has been in effect since 2004.

During 2008, we continued to underpin the men’s and women’s apparel lines with a commitment to our Earthkeepers initiative that reflects the intersection of product design and environmental stewardship. Organic cotton, recycled yarns, and lower impact materials have all been introduced into the line to ensure we create an ongoing commitment to minimize our environmental impact.

SmartWool

SmartWool extends our enterprise’s reach by offering apparel and accessories to the active outdoor consumer. SmartWool is a leading provider of premium performance merino wool-based socks, apparel and accessories for men, women and children. SmartWool’s key product categories are performance socks, lifestyle socks and Next-to-Skin base layers. SmartWool® performance socks range from core basic Outdoor styles to the premium, technical, industry leading PhDtm line that includes Outdoor, Run, Cycle and Ski for the outdoor and snow-sports consumer.

SmartWool has also expanded its apparel line to include technical cycling jerseys and shorts, and a complete line of performance and lifestyle sweaters. Additionally, SmartWool has a growing line of performance and lifestyle accessories including hats, scarves, technical ski gloves and infant socks and booties. SmartWool fiber is superior at moisture management, temperature control and is naturally odor free. As well,

SmartWool® products are guaranteed not to shrink. SmartWool® products are sold through outdoor and ski specialty retailers, outdoor chains, better department stores and online at smartwool.com.

howies Limited

On December 1, 2006, we acquired howies Limited, an active sports apparel brand founded on the idea of designing and manufacturing clothing for the inspired and environmentally conscious action sports and outdoor consumer. howies uses high quality materials and pursues lower impact building processes and sourcing strategies, all of which help howies to make innovative product while minimizing its impact on the environment. howies is located in Cardigan Bay, Wales, U.K.

Third-party Licensing

Third-party licensing enables us to expand our brand reach to appropriate and well-defined categories and to benefit from the expertise of the licensees in a manner that reduces the risks to us associated with pursuing these opportunities. We receive a royalty on sales of our licensed products. We continue to focus on improving our licensed products and distribution and to build better integration across these products to present a seamless brand worldwide. Our licensed Timberland® products for men, women and children include all products other than footwear. The accessories products include packs and travel gear, watches, belts, wallets, socks, gloves, sunglasses, eyewear and ophthalmic frames, hats and caps, and various other small leather goods, and are designed, manufactured and distributed pursuant to licensing agreements with third parties. We also license rights to children’s apparel worldwide, men’s apparel in North America and women’s apparel in North America and Europe. We continue to offer Timberland PRO® footwear and apparel in Europe under a license agreement.

Product Sales: Business Segments and Operations by Geographic Area

Our products are sold by us as well as our distributor partners in the United States and internationally primarily through independent retailers, better-grade department stores, athletic stores and other national retailers, which reinforce the high level of quality, performance and service associated with Timberland. In addition, our products are sold by us as well as our distributor and franchise partners in Timberland® specialty stores, Timberland® factory outlet stores and Timberland® footwear plus stores dedicated exclusively to selling Timberland® products and Timberland® sub-branded products. We also sell our products in the United States online at timberland.com, smartwool.com and ipath.com, and in the United Kingdom online at timberlandonline.co.uk and howies.co.uk.

We operate in an industry that includes the designing, engineering, marketing and distribution of footwear and apparel and accessories products for men, women and children. We manage our business in the following three reportable segments, each segment sharing similar product, distribution and marketing: North America, Europe and Asia.

The North America segment is comprised of the sale of products to wholesale customers in the United States and Canada, as well as the Company-operated specialty, factory outlet and footwear plus stores in the United States and our U.S. e-commerce businesses. This segment also includes royalties from licensed products sold worldwide, the management costs and expenses associated with our worldwide licensing efforts and certain marketing expenses and value added services. The Europe and Asia segments consist of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of North America. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels, including e-commerce in the United Kingdom, to sell footwear and apparel and accessories), independent distributors and licensees.

The following table presents the percentage of our total revenue generated by each of these reporting segments for the past three years:

	2008	2007	2006

North America	47.8%	50.7%	55.5%
Europe	40.5%	38.5%	35.3%
Asia	11.7%	10.8%	9.2%

More detailed information regarding these reportable segments, and each of the geographic areas in which we operate, is set forth in Note 15 to our consolidated financial statements, entitled “Business Segments and Geographic Information,” in Part II, Item 8 of this Annual Report on Form 10-K.

North America

Our wholesale customer accounts within North America include independent retailers, better-grade department stores, outdoor specialty stores, national athletic accounts, general sporting goods retailers and other national accounts. Many of these wholesale accounts merchandise our products in selling areas dedicated exclusively to our products, or “concept shops.” These “concept shops” display the breadth of our product line and brand image to consumers, and are serviced through a combination of field and corporate-based sales teams responsible for these distribution channels. We also service our wholesale accounts through our principal showroom in New York City and regional showrooms in Atlanta, Georgia, Dallas, Texas and Miami, Florida. We have continued our efforts to expand the brand geographically by penetrating markets in areas beyond our traditional strength in the Northeast U.S.

As of December 31, 2008, we had completed the closure of 19 of the 25 specialty and outlet stores in the United States that were identified for closure as part of our global retail portfolio review (our “Global Retail Portfolio Review”) announced on September 26, 2007. We anticipate that 2 of the remaining stores that were identified for closure under the program will be closed in the first half of 2009, and that 4 stores will remain open.

At December 31, 2008, we operated 5 specialty stores, 62 factory outlet stores and 4 footwear plus stores in the United States. We also sell products online through our internet stores at timberland.com, smartwool.com and ipath.com.

Timberland® Specialty Stores.  Most of these stores were closed as part of our store closure plan as we transition to smaller, footwear focused stores, or footwear plus stores. The larger specialty stores that remain carry current season, first quality merchandise, including footwear, apparel and accessories.

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

Timberland® Footwear Plus Stores.  This new store concept began to be tested in the U.S. in 2007. These are smaller, 1,200 to 1,500 square foot, stores that primarily sell our most popular footwear products along with a smaller assortment of our apparel products.

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

International

We sell our products internationally through our sales subsidiaries in the United Kingdom, Italy, France, Germany, Switzerland, Austria, Spain, Japan, Hong Kong, Singapore, Taiwan and Malaysia. Most of these sales subsidiaries provide support for the sale of our products to wholesale customers and operate Timberland®

specialty stores and factory outlet stores in their respective countries. During 2008, certain of these stores, comprised of 4 in Europe and 18 in Asia, were closed in connection with our global retail store review announced in 2007. At December 31, 2008, we operated 36 company-owned specialty stores and shops and 15 factory outlet stores in Europe and 75 company-owned specialty stores and shops and 19 factory outlet stores in Asia. One of our specialty stores in the United Kingdom focuses solely on the marketing and sale of Timberland Boot Companytm products, which feature our line of work wear-inspired boots, jeans and jackets targeting a younger consumer. In 2007, we opened our first international online store in the United Kingdom, timberlandonline.co.uk. Located in the United Kingdom, howies Limited develops and markets active sports apparel and sells its products online at howies.co.uk. We intend to continue expanding the Timberland® brand into new markets and consumer segments to support our goal of becoming a top global brand.

Timberland® products are sold elsewhere in Europe, Asia, the Middle East, Africa, Central America and South America by distributors, franchisees and commissioned agents, some of which also may operate Timberland® specialty and factory outlet stores located in their respective countries. We continued our expansion of the Timberland® brand in China during 2008 through distributors.

Distribution

We distribute our products through three Company-managed distribution facilities, which are located in Danville, Kentucky; Ontario, California and Enschede, Holland and through third-party managed distribution facilities, which are located in Canada and Asia.

Advertising and Marketing

2008 saw a stronger focus on marketing and, in particular, consumer-facing initiatives. From the launch of our Earthkeepers network online to the unveiling of a new integrated advertising campaign, our marketing efforts reflected our continued commitment to restoring brand heat, and positioning Timberland as the leading brand of the outdoors.

To help us create a more distinctive voice and forge a strong emotional connection with consumers, we appointed Leagas Delaney, Ltd. of London as our agency of record for advertising globally. Under their leadership, we launched an integrated global advertising campaign, including a 60-second TV commercial entitled “Podium,” which celebrates the excitement and exhilaration of being in the outdoors. The campaign debuted during the 2008 Summer Olympic Games and included the following elements:

•	TV buys in select markets in China, the U.S., the U.K., Italy, France and Japan; and

•	Online support through an inspirational “behind the scenes” video about the making of the Podium ad, as well as an interactive game, “Unexpected Obstacles.”

Following Podium, we introduced a second TV spot which conveyed the theme of the great outdoors in a much more irreverent manner. The 30-second “Friends” commercial featured people who take on the challenges of the outdoors — some humorous, some dramatic — and supported Timberland’s Earthkeeperstm collection of environmentally-conscious footwear and apparel. The campaign consisted of:

•	“Friends” spot airing in select markets in the U.S., the U.K., France and Italy;

•	“Invitation to Attack” print ads, running as inside-cover, tri-fold placements in select print publications in each advertising market; and

•	Online campaign support through interactive games and banner advertising.

Simultaneously with our new advertising campaign, we launched the Earthkeeper program, a movement to recruit one million people to become part of an online network designed to inspire real environmental behavior change. The initiative consists of an innovative network of online social networking tools, including:

•	Partnerships with Changents, connecting Agents of Change with backers around the world;

•	A Facebook Earthkeeper group page, where users are encouraged to download and virally share our Plant a Tree application; when a user’s virtual tree “grows to adulthood,” Timberland will plant a real tree on their behalf. Thus far, Plant a Tree responses have far exceeded our expectations — and, to date, more than 600,000 virtual trees have grown to adulthood. Approximately 147,000 real trees have been planted to date;

•	An Earthkeeper Brand Channel on YouTube, where consumers can learn more about the Earthkeepers movement and upload videos on how they make their difference as an Earthkeeper; and

•	A richly-populated Earthkeeper blog where readers can share ideas about how to lighten their environmental footprints.

The launch of our Earthkeepers movement culminated in a four-city community re-greening initiative, called “Dig It,” which united eco-minded activists and artists through environmentalism, tree planting, art and music:

•	Organized in partnership with our U.S. apparel licensee, Phillips-Van Heusen, Dig It supports our corporate commitment to green 300 communities globally in the next two years and celebrates the new Timberland® apparel collection, including its Earthkeeperstm line of eco-conscious products; and

•	Following tree planting service events in each city, environmental activist and musician Stone Gossard (of Pearl Jam) performed an exclusive ‘Dig It’ concert with special guests.

Other ways in which we’ve continued to focus on reducing our environmental footprint, and communicated those efforts to consumers, include:

•	A continued focus on worldwide tree planting, resulting in more than 896,000 trees planted globally to date since 2001 — approximately 171,000 of those trees were planted in 2008;

•	In an industry first, we designed two new stores to LEED® (Leadership in Energy and Environmental Design) specifications — an effort which earned us a LEED Gold certification for our Peabody, MA retail store and a Silver certification for our Salem, NH retail store; and

•	The launch of our updated “nutrition label,” with an enhanced focus on environmental metrics. Labels now appear on every footwear product, increasing visibility to consumers at point of purchase to better inform and enable them to “vote” with their dollars.

Our 2008 marketing efforts were supported by distributor and licensee funded marketing campaigns, developed in close concert with Timberland to ensure consistent and effective brand presentation.

Seasonality

In 2008, as has been historically the case, our revenue was higher in the last two quarters of the year than in the first two quarters. Accordingly, the amount of fixed costs related to our operations represented a larger percentage of revenue in the first two quarters of 2008 than in the last two quarters of 2008. We expect this seasonality to continue in 2009.

Backlog

At December 31, 2008, our backlog of orders from our customers was $282 million compared to $324 million at December 31, 2007 and $372 million at December 31, 2006. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2009. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year because backlog relates to only wholesale orders for the next season, is affected by the timing of customers’ orders, as demonstrated by a higher percentage of “at once” orders in the current weakened economic environment, and excludes potential sales in our retail stores during the year. Backlog declined globally by approximately 13%, or 10% on a constant dollar basis. The backlog of orders for all product categories except for SmartWool and Timberland PRO saw declines from the prior year.

Manufacturing

We operate a manufacturing facility in the Dominican Republic where we manufacture four different construction footwear types for both Timberland® boots and shoes as well as our Timberland PRO® series footwear. We believe we benefit from our internal manufacturing capability which provides us with sourcing for fashion and core assortment, planning efficiencies and lead time reduction, refined production techniques and favorable duty rates and tax benefits. During 2008 and 2007, we manufactured approximately 11% of our footwear unit volume in the Dominican Republic. In 2006, we manufactured approximately 9% of our footwear unit volume in the Dominican Republic. The remainder of our footwear products and all of our apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, Africa, and North, South and Central America. Approximately 89% of the Company’s 2008 footwear unit volume was produced in Asia by independent manufacturers in China, Vietnam, Thailand and India. Three of these manufacturing partners together produced approximately 55% of the Company’s 2008 footwear volume. The Company continually evaluates footwear production sources in other countries to maximize cost efficiencies and to keep pace with advanced production techniques.

We maintain a product quality management group, which develops, reviews and updates our quality and production standards. To help ensure such standards are met, the group also conducts product quality audits at our factories and distribution centers and our independent manufacturers’ factories and distribution centers. We have offices in Bangkok, Thailand; Zhu Hai, China; Ho Chi Minh City, Vietnam; and Chennai, India to supervise our footwear sourcing activities conducted in the Asia-Pacific region. We no longer maintain apparel product quality offices in Hong Kong or Istanbul, Turkey, as Li & Fung (Trading) Limited, our buying agent in Asia, performs such functions.

Materials

In 2008, thirteen suppliers provided, in the aggregate, approximately 93% of our leather purchases. Three of these suppliers together provided approximately 44% of our leather purchases in 2008. We historically have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations. However, our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant, unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. We attempt to manage this risk, as we do with all other footwear and non-footwear materials, on an ongoing basis by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. We cannot assure you that such factors will protect us from future changes in the prices for such materials.

In addition, we have established a central network of suppliers through which our footwear manufacturing facilities and independent footwear manufacturers can purchase materials. We seek sources of materials local to manufacturers in an effort to reduce lead times while maintaining our high quality standards. We believe that key strategic alliances with leading materials vendors help reduce the cost and provide greater consistency of materials procured to produce Timberland® products and improve compliance with our production standards. We continue to work to offset cost increases with cost savings by utilizing new lower cost suppliers and consolidating existing suppliers. However, during 2008 our cost savings efforts were unable to offset increases in our raw materials costs which increased due to rising oil prices. In 2008, we maintained contracts with global vendors for hand-sewn thread, leather laces, waterproof membrane gasket material, waterproof seam-seal adhesives, topline reinforcement tape, packaging, laces, box toes and counters, cellulose and nonwoven insole board, Ströbel® construction insole materials and thread, synthetic suede lining materials, soling components and compounds, and packaging labels.

Trademarks and Trade Names; Patents; Research & Development

Our principal trade name is The Timberland Company and our principal trademarks are TIMBERLAND and the TREE DESIGN LOGO, which have been registered in the United States and many foreign countries. Other trademarks or registered trademarks of The Timberland Company, or its affiliated companies, are: 24/7 Comfort Suspension, Air Raider, Amorphic Suspension, Balm Proofer, Boot Sauce, B.S.F.P., Cast-Bond, ClimatePath, Coconut Honeycomb Tech, Comforia, Earthkeepers, EasyDry, Endoskeleton, Ergomorphic, Ever-Guard, Follow Your Path, Free to GoLite, GoLite, Green Index, Gripstick, GSR, howies, Independent Suspension Network, IntraMet, IPATH, ISN, Isomorphic Suspension, Jackson Mountain, Ladder Lock, Made To Work, Make it better, Measure Up, Mountain Athletics, NEOform, Path of Service, PhD, PowerFit, PreciseFit, PRO 24/7, PRO 24/7 Comfort Suspension, Renewbuck, SafeGrip, Smart Comfort, SmartPrint, Leave my SmartPrint, Smart Basket, SmartWool, Start Small, Think Big, Splash Blaster, TBL, Timberland Boot Company, Timberland PRO, TiTAN, Trail Grip, Weathergear, Waximum, Whole Body Stability, Woolbeing, Woolology, and WOW Technology.

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

We conduct research, design and development efforts for our products, including field testing of a number of our products to evaluate and improve product performance. Our Invention Factory, an advanced concepts footwear team, continued its efforts in 2008 to develop future technologies for our footwear products. We have also dedicated resources to an international design and development team based in Europe. Our expenses relating to research, design and development have not represented a material expenditure relative to our other expenses.

Competition

Our footwear, apparel and accessories products are marketed in highly competitive environments that are subject to changes in consumer preference. Product quality, performance, design, styling and pricing, as well as consumer awareness, are all important elements of competition in the footwear, apparel and accessories markets served by us. Although the footwear industry is fragmented to a great degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, we face competition from retailers that have established products under private labels and from direct mail companies in the United States. The competition from some of these competitors is particularly strong where such competitor’s business is focused on one or a few product categories or geographic regions in which we also compete. However, we do not believe that any of our principal competitors offers a complete line of products that provides the same quality and performance as the complete line of Timberland®, Timberland PRO®, SmartWool®, Timberland Boot Companytm, howies®, and IPATH® footwear, apparel and accessories products.

Environmental Matters

Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on our capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

Employees

We had approximately 6,000 full and part-time employees worldwide at December 31, 2008. Our management considers our employee relations to be good. None of our employees are represented by a labor union, and we have never suffered a material interruption of business caused by labor disputes involving our own employees.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, exhibits and amendments to those reports that are filed with or furnished to the Securities and Exchange Commission are made available free of charge through our website www.timberland.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. The charters for the Audit, Governance and Nominating, Management Development and Compensation, and Corporate Social Responsibility committees of our Board of Directors as well as our Corporate Governance Principles and Code of Ethics and other corporate information are available free of charge through our website www.timberland.com. You may request a copy of any of the above documents by writing to the Company’s Secretary at The Timberland Company, 200 Domain Drive, Stratham, New Hampshire 03885.

We submitted to the New York Stock Exchange in 2008 the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Executive Officers of the Registrant

The following table lists the names, ages and principal occupations during the past five years of our executive officers. All executive officers serve at the discretion of our Company’s Board of Directors.

Name	Age	Principal Occupation During the Past Five Years

Sidney W. Swartz	72	Chairman of the Board since June 1986; Chief Executive Officer and President, June 1986 — June 1998.
Jeffrey B. Swartz	48	President and Chief Executive Officer since June 1998. Jeffrey Swartz is the son of Sidney Swartz.
Carden N. Welsh	55	Senior Vice President and Chief Administrative Officer since September 2007; Treasurer of New Hampshire U.S. Congressional Campaign, 2007; Advisory Board, The Trust for Public Land-New Hampshire, 2006-2007; Masters studies at University of New Hampshire, 2003-2006; Senior Vice President, International, 1998-2003.
Michael J. Harrison	48	Co-President, Timberland® brand since December 2007; President — Casual Gear, February 2007 — December 2007; Senior Vice President — Worldwide Sales and Marketing, February, 2006 — February 2007; Senior Vice President and General Manager — International, November 2003 — February 2006; Telos Partners Ltd: Consultant, April 2001 — October 2003.
Eugene R. McCarthy	52	Co-President, Timberland® brand since December 2007; President — Authentic Youth, February 2007 — December 2007; Group Vice President — Product and Design, April 2006 — February 2007; Reebok International: Senior Vice President of Product and Design, July 2003 — November 2005; Nike Inc.: marketing and sales positions for 21 years serving most recently as its Global Director for Sales and Retail Marketing for the Jordan® brand.
John D. Crimmins, III	52	Vice President, Finance and Chief Financial Officer since August 2007; Acting Chief Financial Officer, March 2007 — August 2007; Vice President, Finance and Chief Accounting Officer, August 2002 — December 2008; Corporate Controller, August 2002 — August 2007; Interactiveprint: Chief Financial Officer, July 1999 — January 2002.
John J. Fitzgerald, Jr.	46	Vice President, Corporate Controller and Chief Accounting Officer since December 2008; Vice President, Finance for Worldwide Sales and Marketing, January 2006-December 2008; Vice President, U.S. and Global Support, November 2001 — January 2006.
John P. Pazzani	45	Corporate Culture Officer since June 2007; Vice President, U.S. Retail and Ecommerce, 2001 — June 2007.
Danette Wineberg	62	Vice President and General Counsel since October 1997 and secretary since July 2001.

ITEM 1A.	RISK FACTORS

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

As we continue to market established products and develop new products, our success depends in large part on our ability to anticipate, understand and react to changing consumer demands. We believe that our more fashion-focused boots, men’s apparel and women’s footwear products are more susceptible to changing fashion trends and consumer preferences than our other products. Consumer demand for our boot products has declined during the last three years as fashion trends have favored lower profile, casual footwear. Revenue declines associated with lower boot sales have adversely impacted our financial results and we cannot assure you that sales of our boot products will increase in the short-term or that we will be able to develop or market alternative products to mitigate the loss of such sales. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The success of our products and marketing strategy will also depend on a favorable reception by our wholesale customers. We cannot ensure that any existing products or brands will continue to be successfully received by consumers or our wholesale customers. We cannot ensure that any new products or brands that we introduce will be successfully received by consumers or our wholesale customers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business. At the same time, our focus on tight management of inventory may result, from time to time, in not having an adequate supply of products to meet consumer demand and cause us to lose sales.

We may be unable to execute key strategic initiatives.

Over the last year, we have continued to take actions to restructure our business operations to maximize operating effectiveness and efficiency and to reduce costs. Achievement of the targeted benefits depends in part on our ability to appropriately identify, develop and effectively execute strategies and initiatives. We cannot assure you that we will achieve the targeted benefits under these programs within a targeted timeframe or within targeted costs or that the benefits, even if achieved, will be adequate.

We conduct business outside the United States, which exposes us to foreign currency, import restrictions, taxes, duties and other risks.

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

Although we pay for the purchase and manufacture of our products primarily in U.S. dollars, we are routinely subject to currency rate movements on non-U.S. denominated assets, liabilities and income as we sell goods in local currencies through our foreign subsidiaries. We cannot assure you that we will be protected from future changes in foreign currency exchange rates that may impact our financial condition or performance. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

We engage in hedging activities to mitigate the impact of foreign currencies on our financial results (see Note 3 to our consolidated financial statements, entitled “Derivatives,” in Part II, Item 8 of this Annual Report on Form 10-K). Our hedging activities are designed to reduce and delay, but not to completely eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Because the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

We depend on independent manufacturers to produce the majority of our products, and our business could suffer if we need to replace manufacturers or suppliers or find additional capacity.

During 2008, we manufactured approximately 11% of our footwear unit volume. Independent manufacturers and licensees in Asia, Europe, Mexico, Africa and South and Central America produced the remainder of our footwear products and all of our apparel and accessories products. Independent manufacturers in China, Vietnam, Thailand and India produced approximately 89% of our 2008 footwear unit volume. Three of these manufacturing partners together produced approximately 55% of our 2008 footwear volume. If we experience a significant increase in demand or a manufacturer is unable to ship orders of our products in a timely manner or to meet our quality standards, then we could miss customer delivery date requirements for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. We compete with other companies for the production capacity of our manufacturers and import quota capacity. Any long-term economic downturn could cause our suppliers to fail to make and ship orders placed by us. We cannot assure you that we will be able to maintain current relationships with our current manufacturers or locate additional manufacturers that can meet our requirements or manufacture on terms that are acceptable to us.

The loss of one or more of our major suppliers for materials may interrupt our supplies.

We depend on a limited number of key sources for leather, our principal material, and other proprietary materials used in our products. In 2008, thirteen suppliers provided, in the aggregate, approximately 93% of our leather purchases. Three of these suppliers provided approximately 44% of our leather purchases in 2008. While historically we have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations, there have been significant changes in the prices for these materials. Our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. Increasing oil-related product costs, such as manufacturing and transportation costs, could also adversely impact gross margins.

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

In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in manufacturing and transportation costs, so increases in the price of oil-related products could adversely affect our profit margins.

Our business is dependent upon our customers and their financial health.

Our financial success is directly related to the willingness of our wholesale customers to continue to purchase our products. We do not typically have long-term contracts with customers. Sales to our customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customers. Failure to fill customers’ orders in a timely manner could harm our relationships with our customers. Furthermore, if any of our major customers experience a significant downturn in its business, or fails to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition.

We sell our products to wholesale customers and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. The financial difficulties of a customer could cause us to stop doing business with that customer or reduce our business with that customer. Our inability to collect from our customers or a cessation or reduction of sales to certain customers because of credit concerns could have an adverse effect on our business, results of operations and financial condition.

Our products are sold in many international markets through independent licensees or distributors. Failure by our licensees or distributors to meet planned annual sales goals could have an adverse effect on our business, results of operations and financial condition, and it may be difficult and costly to locate an acceptable substitute distributor or licensee. If a change in distributors becomes necessary, we may experience increased costs, as well as substantial disruption and a resulting loss of sales and brand equity in that market.

In addition, changes in the channels of distribution, such as the growth of Internet commerce and the trend toward the sale of private label products by major retailers, could have an adverse effect on our business, results of operations and financial condition.

Due to the current global economic crisis, our business could be adversely impacted by the financial instability of third parties with which we do business.

Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. Continued market deterioration could jeopardize our ability to rely on and benefit from certain counterparty obligations, including those of financial institutions party to our credit agreements and derivative contracts and those of other parties with which we do business. The failure of any of these counterparties to honor their obligations to us, or the continued deterioration of the global economy, could have a material adverse effect on our financial condition and results of operations. In addition, our ability to replace these obligations on the same or similar terms may be limited if market and general economic conditions continue to deteriorate.

We depend on sales forecasts which may not be accurate and may result in higher infrastructure and product investments.

We base our investments in infrastructure and product, in part, on sales forecasts. We do business in highly competitive markets, and our business is affected by a variety of factors, including brand awareness, product innovations, retail market conditions, economic and other factors, changing consumer preferences, fashion trends, seasonality and weather conditions. One of our principal challenges is to predict these factors to enable us to match the production of our products with demand. If sales forecasts are not achieved, these investments could represent a higher percentage of revenue, and we may experience higher inventory levels and associated carrying costs, and decreased profit margins if we are forced to dispose of resulting excess or slow-moving inventory, all of which could adversely affect our financial performance.

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

Since late 1994, we have entered into several licensing agreements which enable us to expand our brand to product categories and geographic territories in which we have not had an appreciable presence. As previously announced, we have licensed our men’s and women’s North American Timberland® apparel product line to Phillips-Van Heusen Corporation as we believe they have the capabilities to help us maximize our brand potential through an improved apparel offering and strengthened distribution. The risks associated with our own products also apply to our licensed products. There are also any number of possible risks specific to a licensing partner’s business, including, for example, risks associated with a particular licensing partner’s ability to obtain capital, manage its labor relations, maintain relationships with its suppliers, manage its credit risk effectively, control quality and maintain relationships with its customers. Although our license agreements prohibit licensing partners from entering into licensing arrangements with certain of our competitors, generally our licensing partners are not precluded from offering, under other brands, the types of products covered by their license agreements with us. A substantial portion of sales of the licensed products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses.

The loss of key executives could cause our business to suffer, and control by members of the Swartz family and the anti-takeover effect of multiple classes of stock could discourage attempts to acquire us.

Sidney W. Swartz, our Chairman, Jeffrey B. Swartz, our President and Chief Executive Officer, and other executives have been key to the success of our business to date. The loss or retirement of these or other key executives could adversely affect us. Sidney W. Swartz, Jeffrey B. Swartz and various trusts established for the benefit of their families or for charitable purposes, hold approximately 73% of the combined voting power of our capital stock in the aggregate, enabling them to control our affairs. Members of the Swartz family will, unless they sell shares of Class B common stock that would reduce the number of shares of Class B common stock outstanding to 12.5% or less of the total number of shares of Class A and Class B common stock outstanding, have the ability, by virtue of their stock ownership, to prevent or cause a change in control of the Company. This could discourage an attempt to acquire the Company that might provide stockholders with a premium to the market price of their common shares.

Our charter documents and Delaware law may inhibit a change of control that stockholders may consider favorable.

Under our Certificate of Incorporation, the Board of Directors has the ability to issue and determine the terms of preferred stock. The ability to issue preferred stock, coupled with the anti-takeover provisions of Delaware law, could delay or prevent a change of control or change in management that might provide stockholders with a premium to the market price of their common stock.

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

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. We cannot ensure that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot ensure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. We are also susceptible to injury from parallel trade and counterfeiting of our products. In addition, the laws of certain foreign countries, including some countries in which we currently do business, may not protect proprietary rights to the same extent as do the laws of the United States.

The value of our brand, and our sales, could be diminished if we are associated with negative publicity.

While our staff and third-party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers and licensees, we do not control these vendors or independent manufacturers or their labor practices. A violation of our vendor policies, labor laws or other laws, including consumer and product safety laws, by us, such vendors or independent manufacturers, or any inaccuracy with respect to claims we may make about our business or products, including environmental and consumer and product safety claims, could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity, for these or other reasons, regarding our Company, brand or products, including licensed products, could adversely affect our reputation and sales.

Our business is affected by seasonality, which could result in fluctuations in our operating results and stock price.

We experience fluctuations in aggregate sales volume during the year. Historically, revenue in the second half of the year has exceeded revenue in the first half of the year. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and accessories. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Our success depends on our global distribution facilities.

We distribute our products to customers directly from the factory and through distribution centers located throughout the world. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). Our distribution facilities could be interrupted by information technology problems and disasters such as earthquakes or fires. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from any adverse effects that could be caused by significant disruptions in our distribution facilities.

We rely significantly on information technology, and any failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business.

We are heavily dependent on information technology systems, including for design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution. Our ability to manage and maintain our inventory effectively and to ship and sell products to customers on a timely basis depends significantly on the reliability of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate the problem, and may have an adverse effect on our results of operations and financial condition.

Our business could be adversely affected by governmental policies and regulation.

Our business is affected by changes in government and regulatory policies in the United States and in other countries. Changes in interest rates, tax laws, duties, tariffs and quotas could have a negative impact on our ability to produce and market our products at competitive prices.

Our business could be adversely affected by global political and economic uncertainty.

Concerns regarding acts of terrorism, the wars in Iraq, Afghanistan and the Middle East and related events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. The Company is subject to risks in doing business in developing countries and economically and politically volatile areas.

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

The industries in which we operate are cyclical. Many factors affect the level of consumer spending in the footwear and apparel industries, including, among others, general business conditions, interest rates, the availability of consumer credit, weather, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in the economies in which we, or our licensing and distributor partners, sell our products, whether in the United States or abroad, may adversely affect our sales. Our gross margin could also be adversely affected if off-price sales increase as a percentage of revenue.

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

We lease our manufacturing facilities located in Santiago, Dominican Republic, under leasing arrangements, which expire on various dates through 2013. We own our distribution facility in Danville, Kentucky, and we lease our facilities in Ontario, California and Enschede, Holland. The Company and its subsidiaries lease all of their specialty, factory outlet and footwear plus stores. Our subsidiaries also lease office and warehouse space to meet their individual requirements.

Our headquarters, manufacturing facilities and United States distribution facilities are included in Unallocated Corporate for purposes of segment reporting. Our distribution facility in Enschede is included in our Europe segment. Specialty, factory outlet and footwear plus stores are included in each of our North America, Europe and Asia segments, as are office and warehouse space.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal matters, including litigation, that have arisen in the ordinary course of business. We believe that the ultimate resolution of any existing matter will not have a material adverse effect on our business or our consolidated financial statements. In December 2008, we settled certain litigation involving infringement of our intellectual property rights by a third party, which resulted in a pre-tax gain of approximately $2.6 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2008, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

	2008		2007
	High	Low	High	Low

First Quarter	$17.49	$13.12	$31.65	$26.00
Second Quarter	19.05	13.22	27.60	25.19
Third Quarter	18.80	14.34	26.25	18.40
Fourth Quarter	17.37	7.92	20.22	15.05

As of February 20, 2009, the number of record holders of our Class A Common Stock was 781 and the number of record holders of our Class B Common Stock was 7. The closing sales price of our Class A Common Stock on February 20, 2009 was $11.10 per share.

We have never declared a dividend on either the Company’s Class A or Class B Common Stock. Our ability to pay cash dividends is limited pursuant to loan agreements (see Note 10 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). The Company has no plans to issue a cash dividend at this time.

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

	2003(1)	2004	2005	2006	2007	2008
Timberland	100.00	120.36	125.02	121.30	69.44	44.36
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
Weighted Average of S&P 500 Footwear Index and S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	130.81	132.35	159.86	179.68	141.35

(1) Indexed to December 31, 2003.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company made no repurchases of its common shares during the quarter ended December 31, 2008. See Note 12 to our consolidated financial statements, entitled “Stockholders’ Equity”, in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding activity under our repurchase programs and shares available under such programs as of December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, included in Part II, Item 8 of this Annual Report on Form 10-K.

Selected Statement of Income Data

Years Ended December 31,	2008	2007	2006(1)	2005	2004
	(Dollars in thousands, except per share data)

Revenue	$1,364,550	$1,436,451	$1,567,619	$1,565,681	$1,500,580
Net income	42,906	39,999	101,205	180,216	145,114
Earnings per share
Basic	$0.73	$0.65	$1.62	$2.72	$2.08
Diluted	$0.73	$0.65	$1.59	$2.66	$2.03

(1)	Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment. See Note 13 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Selected Consolidated Balance Sheet Data

December 31,	2008	2007	2006	2005	2004
	(Dollars in thousands)

Cash and equivalents	$217,189	$143,274	$181,698	$213,163	$309,116
Working capital	417,829	399,122	363,143	369,176	417,176
Total assets	849,399	836,345	860,377	790,699	751,642
Total long-term obligations	—	—	—	—	—
Stockholders’ equity	576,538	577,160	561,685	527,921	507,414

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “its”, “Timberland” or the “Company”), as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K. Included herein with respect to 2008 versus 2007 and 2007 versus 2006 comparisons are discussions and reconciliations of (i) total Company, Europe and Asia revenue changes to constant dollar revenue changes; and (ii) net income and diluted earnings per share (“EPS”) to net income excluding restructuring and related costs and diluted EPS excluding restructuring and related costs, respectively.

Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, and net income and diluted EPS, each excluding restructuring and related costs are not performance measures recognized under generally accepted accounting principles in the United States (“GAAP”). The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of movement in foreign currencies. We provide constant dollar revenue changes for total Company, Europe and Asia results because we use the measure to understand the underlying changes in our growth of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates. The limitation of this measure is that it excludes items that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with the GAAP numbers. We provide net income and diluted EPS excluding restructuring and related costs because we use these measures to analyze the earnings of the Company. Management believes these measures are a reasonable reflection of the underlying earnings levels and trends from core business activities, as well as more indicative of future results. The difference between net income and diluted EPS excluding restructuring and related costs and their most comparable GAAP measures (net income and diluted EPS) is the impact of restructuring and related charges that may mask our underlying operating results and/or business trends. The limitation of these measures is that they exclude items that would otherwise decrease the Company’s net income and diluted EPS. These limitations are best addressed by using such measures in combination with the most comparable GAAP measures in order to better understand the amounts, character and impact, if any, of any increase or decrease on reported results.

Overview

Our principal strategic goal is to be the authentic outdoor brand of choice globally. We continue to develop a diverse portfolio of footwear, apparel and accessories that reinforces the functional performance, benefits and classic styling that consumers have come to expect from our brand. We sell our products to consumers who embrace an outdoor-inspired lifestyle through high-quality distribution channels, including our own retail stores, which reinforce the premium positioning of the Timberland® brand.

To deliver against our long-term goals, we are focused on driving progress on key strategic fronts. These include enhancing our leadership position in our core footwear business, capturing the opportunity that we see for outdoor-inspired apparel, extending enterprise reach through brand-building licensing arrangements, expanding geographically and driving operational and financial excellence while setting the standard for commitment to the community and striving to be a global employer of choice.

A summary of our 2008 financial performance, compared to 2007, follows:

•	Revenue of $1,364.5 million was 5.0% lower in 2008 than 2007. Declines in Timberland® apparel globally, as well as decreases in casual footwear and boots, offset strong gains in Timberland PRO® series footwear and SmartWool® products.

•	Gross margin was 45.5% in 2008, down 80 basis points from 2007, driven primarily by higher product costs, which were partially offset by favorable changes in our sales channel and product mix.

•	Operating expenses were $551.1 million in 2008, compared to $605.5 million in 2007, including $0.9 million in restructuring and related costs in 2008 and $24.7 million in restructuring and related costs in 2007.

•	Operating income for the year was $69.6 million, or 5.1% of revenue, compared to $59.2 million, or 4.1% of revenue, in 2007, as lower operating expenses were partially offset by the decline in gross margin.

•	Net income was $42.9 million in 2008 compared to $40.0 million in 2007. Excluding restructuring and related costs, net income was $43.4 million in 2008 compared to $56.5 million in 2007.

•	Diluted earnings per share increased from $0.65 in 2007 to $0.73 in 2008. Excluding restructuring and related costs, diluted earnings per share decreased from $0.92 in 2007 to $0.74 in 2008.

•	Net cash provided by operating activities increased from $38.6 million in 2007 to $147.7 million in 2008, primarily as a result of cash generated from working capital, resulting from reduced revenue which led to lower working capital requirements, as well as disciplined balance sheet management and improvements in profitability compared with 2007.

•	Cash at the end of 2008 was $217.2 million, compared with $143.3 million at December 31, 2007. There was no debt outstanding at December 31, 2008 and 2007.

In 2008, Timberland was recognized as an Outdoor Industry Business Innovator by the Outdoor Industry Association and named to Ethisphere Magazine’s World’s Most Ethical Companies list. We were also included in Working Mother magazine’s list of Best Green Companies for America’s Children, and were the first company to receive LEED (Leadership in Energy and Environmental Design) certification for two of our mall-based retail stores. MediaWeek magazine also named Timberland a 2008 Media Plan of the Year award winner for our eco-conscious media plan for the launch of our Earthkeeperstm product line.

Outlook

The Company anticipates that 2009 will continue to be challenging due to uncertainty around consumer spending patterns and the financial health of the retail industry in general, conditions that make forecasting difficult. Given the volatile nature of current economic conditions, the Company believes there is not sufficient visibility to set expectations for the performance of the business at this time.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals, shared-based compensation and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our consolidated financial statements:

Sales Returns and Allowances

Our revenue consists of sales to wholesale customers (including distributors and franchisees), retail store and e-commerce revenues, license fees and royalties. We record wholesale and e-commerce revenues when title passes and the risks and rewards of ownership have passed to our customer, based on the terms of sale. Title passes generally upon shipment to or upon receipt by our customer, depending on the country of sale and the agreement with our customer. Retail store revenues are recorded at the time of the sale. License fees and royalties are recognized as earned per the terms of our licensing and royalty agreements. We also sell gift cards. Revenue from gift cards is recognized at the time of redemption.

We record reductions to revenue for estimated wholesale and retail customer returns and allowances in the same period the related sales are recorded. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received. Our total reserves for sales returns and allowances were $26.5 million and $30.0 million at December 31, 2008 and 2007, respectively. The actual amount of customer returns and allowances may differ from our estimates. If we determine that increases or decreases to sales returns and allowances are appropriate, we record either a reduction or an increase in sales in the period in which we make such a determination.

Allowance for Doubtful Accounts

We make ongoing estimates for losses relating to our allowance for uncollectible accounts receivable resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based upon our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowance for doubtful accounts totaled $14.5 million and $14.8 million at December 31, 2008 and 2007, respectively. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. If we determine that increases or decreases to the allowance for doubtful accounts are appropriate, we record either an increase or decrease to selling expense in the period in which we make such a determination.

Inventory Valuation

We value our inventory at the lower of cost (first-in, first-out) or market value. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of the inventory, we provide a reserve for the difference as a charge to cost of sales. Our reserves related to inventory valuation totaled $6.2 million and $8.1 million at December 31, 2008 and 2007, respectively. If actual market conditions are more or less favorable than our estimates, adjustments to our inventory reserves may be required. The adjustments would decrease or increase our cost of sales in the period in which they are recognized.

Derivatives

We are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and cash flows as we purchase and sell goods in foreign markets in their local currencies. We use derivative instruments, specifically forward contracts, to mitigate the impact of foreign currency fluctuations on a portion of our forecasted foreign currency exposures. These derivatives are carried at fair value on our consolidated balance sheet. Changes in fair value of derivatives not designated as hedge instruments are recorded in other income/(expense), net in our consolidated statements of income (see Notes 1 and 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). For our derivative contracts that have been designated as hedge instruments, the effective portion of gains and losses resulting from changes in the fair value of the instruments are deferred in accumulated other comprehensive income and reclassified to earnings in the period that the transaction that is subject to the related hedge contract is recognized in earnings. The ineffective portion of the hedge is reported in other income/(expense), net in our consolidated statements of income. We use our operating budget and forecasts to estimate future economic exposure and to determine the levels and timing of derivative transactions intended to mitigate such exposures in accordance with our risk management policies. We closely monitor our foreign currency exposure and adjust our derivative positions accordingly. Our estimates of anticipated transactions could fluctuate over time and could vary from the ultimate transactions. Future operating results could be impacted by adjustments to these estimates and changes in foreign currency forward rates.

Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liabilities, trademark rights and a variety of other matters. We record contingent liabilities when it is probable that a liability has been incurred and the amount of the loss is estimable. We record a contingent liability when there is at least a reasonable possibility that a loss has been incurred. Estimating probable losses requires analysis and judgment about the potential actions. Therefore, actual losses in any future period are inherently uncertain. We do not believe that any pending legal proceeding or claims will have a material impact on our consolidated financial statements. However, if actual or estimated probable future losses exceed our recorded liability, we would record additional expense during the period in which the loss or change in estimate occurred.

Goodwill and Indefinite-Lived Intangible Assets

The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually (at the end of our second fiscal quarter) and when events occur or circumstances change that may reduce the value of the asset below its carrying amount, using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, technological changes and loss of key personnel. Goodwill and indefinite-lived intangible assets totaled $43.9 million and $35.4 million, respectively, at December 31, 2008. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the Company’s analysis could materially affect projected cash flows and the Company’s evaluation of goodwill and indefinite-lived intangible assets for impairment. Those estimates of discounted cash flows could differ from actual cash flows due to, among other things, economic conditions, changes to business operations or technological changes. Should the fair value of the Company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary. No impairment of goodwill or indefinite-lived assets occurred in 2008, 2007 and 2006 (see Note 8 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).

Long-lived Assets

When events or circumstances indicate that the carrying value of a long-lived asset may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair market value. We estimate future undiscounted cash flows using assumptions about expected future operating performance. Those estimates of undiscounted cash flows could differ from actual cash flows due to, among other things, economic conditions, changes to business operations or technological change. In 2008, an impairment of $2.1 million related to the carrying value of an intangible asset was recorded (see Note 8 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). For 2007, we recorded impairment charges of $5.8 million associated with the closure of certain of our retail stores (see Note 17 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the Company’s Global Retail Portfolio Review). In 2006, no significant impairment related to the carrying value of our long-lived assets was recorded.

Incentive Compensation Accruals

We use incentive compensation plans to link compensation to the achievement of specific annual performance targets. We accrue for this liability during each year based on certain estimates and assumptions. The amount paid, based on actual performance, could differ from our accrual.

Share-based Compensation

The Company estimates the fair value of its stock option awards and employee stock purchase plan (the “ESP Plan”) rights on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model includes various assumptions, including the expected volatility for stock options and ESP Plan rights and the expected term of stock options. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the Company’s control. As a result, if other assumptions had been used, share-based compensation expense, as calculated and recorded under SFAS 123(R) could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, share-based compensation expense could be materially impacted in future periods. See Note 13 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the Company’s share-based compensation.

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

The Company recognizes the impact of a tax position in our financial statements if that position is more likely than not to be sustained upon examination by the appropriate taxing authority, based on its technical merits. We exercise our judgment in determining whether a position meets the more likely than not threshold for recognition, based on the individual facts and circumstances of that position in light of all available evidence. In measuring the liability, we consider amounts and probabilities of outcomes that could be realized upon settlement with taxing authorities using the facts, circumstances and information available at the balance sheet date. These reflect the Company’s best estimates, but they involve inherent uncertainties. As a result, if new information becomes available, the Company’s judgments and estimates may change. A change in judgment relating to a tax position taken in a prior annual period will be recognized as a discrete item in the period in which the change occurs. A change in judgment relating to a tax position taken in a prior interim period within the same fiscal year will be reflected through our effective tax rate.

Results of Operations

Years Ended December 31,	2008		2007		2006
	(Amounts in thousands, except per share data)

Revenue	$1,364,550	100.0%	$1,436,451	100.0%	$1,567,619	100.0%
Gross profit	620,733	45.5	664,728	46.3	744,173	47.5
Operating expense	551,097	40.4	605,549	42.2	581,537	37.1
Operating income	69,636	5.1	59,179	4.1	162,636	10.4
Interest income, net	1,719	0.1	835	0.1	966	0.1
Other income/(expense), net	5,455	0.4	(289)	(-)	(5,962)	(0.4)
Net income	$42,906	3.1	$39,999	2.8	$101,205	6.5
Earnings per share
Basic	$0.73		$0.65		$1.62
Diluted	$0.73		$0.65		$1.59
Weighted-average shares outstanding
Basic	58,442		61,087		62,510
Diluted	58,786		61,659		63,690

2008 Compared to 2007

Revenue

Consolidated revenue for 2008 was $1,364.5 million, a decrease of $71.9 million, or 5.0%, compared to 2007, as gains from foreign exchange rates and strong growth in Timberland PRO® footwear and SmartWool®

apparel and accessories were offset by anticipated declines in Timberland® brand apparel, as well as in casual footwear and in boots. On a constant dollar basis, consolidated revenues were lower by 6.5%. North America revenue totaled $652.4 million for 2008, a 10.4% decline from 2007. The impact of foreign exchange rate changes in North America was not material. Europe revenue was $553.0 million for 2008, flat when compared to 2007, but down 1.6% on a constant dollar basis. Asia revenue increased 2.3% to $159.1 million in 2008, but declined 5.5% on a constant dollar basis over 2007.

Segments Review

We have three business segments (see Note 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K): North America, Europe and Asia.

The Company’s North America revenue decreased 10.4% to $652.4 million in 2008, primarily driven by anticipated sales declines in boots and kids’ footwear, driven in part by a reduction of sales through off-price channels in the wholesale market as compared to 2007, declines in Timberland® brand apparel, due in part to the transition of the North American men’s and women’s apparel business to a licensing arrangement, and lower sales of men’s casual and performance footwear. These declines were partially offset by strong growth in Timberland PRO® footwear and apparel, and SmartWool® apparel and accessories. Within North America, our retail revenue decreased 13.4% to $165.8 million from $191.4 million in 2007, driven primarily by decreases in Timberland® apparel and accessories and boots. The impact of our decision to close certain retail locations was compounded by a soft retail environment, which contributed to a decline of 11.1% in comparable store sales. We operated 5 specialty, 62 factory outlet and 4 footwear plus stores at December 31, 2008 compared to 13 specialty, 63 factory outlet and 3 footwear plus stores at December 31, 2007.

Europe’s revenue was $553.0 million in 2008, flat when compared to 2007, but down 1.6% on a constant dollar basis. Softness in wholesale sales was partially offset by strong comparable store revenue growth in our retail business. A difficult wholesale market across the European Union, particularly France, Spain and the Benelux region, was partially offset by growth in our distributor business, primarily in Eastern Europe.

Asia revenues for 2008 were $159.1 million, compared to $155.5 million for 2007. On a constant dollar basis, Asia revenues decreased by 5.5%. Growth in our distributor markets was offset by a slight decline in comparable store sales and the impact of store closures, particularly in Japan.

Products

Worldwide footwear revenue was $974.3 million in 2008, down $30.5 million, or 3.0%, from 2007. Declines in casual footwear and boots were partially offset by growth from the Timberland PRO® series. Worldwide apparel and accessories revenue fell 10.8% to $367.0 million, as strong growth from SmartWool and Timberland PRO was offset by a decline in Timberland® brand apparel, driven in part by the transition of the North American men’s and women’s apparel business to a licensing arrangement, and by a generally soft retail environment. Royalty and other revenue, which consists primarily of royalties from third party licensees and distributors, increased 15.8% in 2008 to $23.2 million, primarily as a result of our apparel licensing arrangement in North America.

Channels

Wholesale revenue was $989.5 million, a 5.2% decrease compared to 2007. A soft wholesale market worldwide was the primary driver of sales declines in men’s casual footwear globally, as well as declines in boots in North America. Anticipated declines in Timberland® brand apparel were due in part to the transition of the North American apparel business to a licensing arrangement. These declines were partially offset by the benefit of foreign exchange rate changes on revenues in Europe and Asia.

Retail revenue decreased 4.6% to $375.0 million. Comparable store sales decreased by 3.7% globally, as increases in Europe were more than offset by a decline in North America. Europe and Asia also benefited from the impact of favorable foreign exchange rate changes, which helped to offset revenue declines associated with our decision to close certain retail locations. We had 216 Company stores, shops and outlets worldwide at the end of 2008 compared to 243 at December 31, 2007.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 45.5% in 2008 compared to 46.3% in 2007. The decline in gross margins was driven principally by higher product costs, related to both cost increases and design changes, and unfavorable changes in channel mix internationally. These impacts were partially offset by favorable changes in our sales channel and product mix in North America, as well as the impact of lower close-out and off-price channel activity reflecting the benefit of actions taken earlier in the year to drive down excess and obsolete inventory levels. We also realized a slight benefit from foreign exchange rate changes.

We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $78.6 million and $91.0 million in 2008 and 2007, respectively. The decrease was primarily driven by lower costs associated with our apparel sourcing as we transitioned to a licensing arrangement in North America.

Operating Expense

Total operating expense was $551.1 million in 2008, $54.4 million, or 9.0% lower as compared to 2007. The change is attributable to a $27.0 million decrease in selling expense, a $23.7 million decrease in restructuring charges, and a decrease in general and administrative costs of $3.2 million. Operating expense in 2008 also included a $2.1 million impairment charge related to an intangible asset, and was reduced by $2.6 million related to a litigation settlement. Overall, changes in foreign exchange rates added approximately $1.3 million to operating expense in 2008.

Selling expense for 2008 was $437.7 million, a decrease of $27.0 million, or 5.8%, compared to the prior year. This decline was driven by $22.8 million in selling, distribution and product management cost savings, a $10.0 million reduction in retail expenses primarily as a result of store closures in the United States and Asia, and $6.3 million in savings associated with the transition of our North American men’s and women’s apparel business to a licensing arrangement and the winding down of certain specialty brands. These savings were partially offset by an increase of $5.2 million in incentive compensation costs due to the achievement of certain performance targets in 2008, $4.8 million of incremental investment in our global marketing and branding initiatives, and $1.5 million in severance costs related to our ongoing initiatives to streamline our operations. Investments in our global marketing and branding initiatives, primarily through consumer-facing advertising programs, were partially offset by reduced spending in other areas of marketing as a result of our efforts to rationalize our operating expense structure. These investments demonstrate our continued commitment to strengthen our premium brand position despite adverse economic conditions.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $41.3 million and $43.0 million in 2008 and 2007, respectively.

Advertising expense, which is included in selling expense, was $43.1 million and $35.0 million in 2008 and 2007, respectively. The increase in advertising expense reflects higher consumer-facing marketing spending, primarily print, television (such as our “Podium” and “Friends” commercials) and other media.

General and administrative expense was $113.0 million, a decrease of 2.8% over the $116.2 million recorded in 2007. These savings were driven primarily by reductions in corporate support and administrative costs of $8.5 million and reduced costs associated with our retail operations of $1.8 million. These cost reductions were partially offset by increases of $5.0 million in incentive compensation costs, due to the achievement of certain performance targets in 2008, severance costs associated with our ongoing initiatives to streamline our operations of $0.9 million, and increased compensation costs in our international business.

Total operating expense also included a charge of $2.1 million to reflect the impairment of a trademark and a credit of $2.6 million to reflect a favorable legal settlement. The total legal settlement and $1.9 million of the impairment were recorded in the fourth quarter.

We recorded net restructuring charges of $0.9 million in 2008, compared to $24.7 million in 2007. Charges in 2008 reflect incremental costs associated with programs initiated in 2007 to close certain retail locations and streamline our global operations. The 2007 charges relate to costs associated with our decision to close certain retail stores in the U.S., Europe and Asia, the decision to license our Timberland® men’s and women’s apparel business in North America, and exit costs associated with our global reorganization.

Operating Income

Operating income was $69.6 million in 2008, compared to operating income of $59.2 million in 2007. Operating income included restructuring charges of $0.9 million in 2008, compared to $24.7 million in 2007. In addition, operating income in 2008 included a favorable legal settlement of $2.6 million, as well as a $2.1 million charge for the impairment of an intangible asset.

Operating income for our North America segment increased 9.8% to $134.2 million in 2008, driven by a 17.8% decrease in operating expenses. The lower operating expenses were a result of a decrease in restructuring expenses of $11.4 million over the prior year, a $9.3 million reduction in retail expenses primarily related to the closure of certain retail locations, a $7.2 million reduction in selling, distribution and product management costs and $5.9 million in savings associated with the transition of our men’s and women’s apparel business to a licensing arrangement and the winding down of certain specialty brands. These reductions were partially offset by $1.6 million in severance costs related to our ongoing initiatives to streamline our operations. Benefits from changes in product and channel mix, and the non-recurring impact of product recall expenses incurred in 2007, offset increased product costs to result in a 180 basis point improvement in gross margin, which helped to partially offset the impact of a 10.4% revenue decline on gross profit.

Europe’s operating income was $84.8 million in 2008, compared to $84.1 million in 2007. Restructuring expenses were $6.2 million lower in 2008 than 2007, in part due to credits which reflect favorable experience relative to our previous estimate of certain store closure costs. These savings, combined with decreased selling and distribution expenses of $4.4 million, lower bad debt expense of $2.2 million due to specific provisions made for certain franchisees in 2007, and lower occupancy and compensation costs in our retail business of $2.2 million were offset by a $2.1 million charge for the impairment of an intangible asset, an increase of $1.3 million in incentive compensation costs, due to the achievement of certain performance targets in 2008, and $0.4 million in severance costs related to our ongoing initiatives to streamline our operations. Gross margin decreased 185 basis points driven by higher product costs and unfavorable changes in channel mix.

Asia’s operating income was $3.0 million in 2008 compared to $7.5 million in 2007, driven by a 540 basis point decrease in gross margin principally as a result of higher product costs, declining margins in retail, in part related to store closures, and expansion into China. Operating expenses decreased by 2.6% in 2008 as compared to 2007, as declines in selling, distribution and occupancy expenses were partially offset by an increase in incentive compensation costs, due to the achievement of certain performance targets in 2008, and severance costs related to our ongoing initiatives to streamline our operations.

Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, decreased slightly in 2008 to $152.4 million. The lower expenses were driven primarily by a decrease in corporate support and administrative costs, as well as the impact from certain activities that were undertaken to achieve operating expense savings and rationalize our operating expense structure, reduced restructuring charges as the reorganizations and rationalization programs undertaken in 2007 were effectively completed, and a favorable legal settlement. These savings were partially offset by increases in incentive compensation costs, due to the achievement of certain performance targets in 2008, and investments in global consumer-facing marketing and branding initiatives.

Other Income/(Expense) and Taxes

Interest income was $2.4 million and $2.5 million in 2008 and 2007, respectively, as an increase in average cash balances was offset by lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $0.7 million and $1.7 million in 2008 and 2007, respectively. The reduction in expense was driven by lower borrowings throughout the year and lower interest rates on those borrowings.

Other income/(expense), net, included $5.8 million and $0.5 million of foreign exchange gains for 2008 and 2007, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of local currency denominated receivables and payables. These results were driven by the volatility of exchange rates during the respective reporting periods and should not be considered indicative of expected future results.

The effective income tax rate was 44.1% in 2008, compared to 33.0% in 2007. This increase reflects a non-deductible loss from a significant unanticipated decline in the market value of certain Company-owned life insurance assets related to the Company’s deferred compensation plan and the impact of a non-cash intangible asset impairment charge. These items, which were recorded in the fourth quarter of 2008, increased tax expense by approximately $1.8 million. Additionally, the tax rate in 2007 was favorably impacted by the release of approximately $8.0 million of specific tax reserves due to the closure of certain audits in the fourth quarter of 2007. See Note 11 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Reconciliation of Total Company, Europe and Asia Revenue Changes to Constant Dollar Revenue Changes

	For the Year Ended
	December 31, 2008
	$ Change
	(in Millions)	% Change

Total Company
Revenue decrease (GAAP)	$(71.9)	(5.0)%
Increase due to foreign exchange rate changes	20.9	1.5%

Revenue decrease in constant dollars	$(92.8)	(6.5)%

Europe
Revenue increase (GAAP)	$0.3	0.1%
Increase due to foreign exchange rate changes	9.3	1.7%

Revenue decrease in constant dollars	$(9.0)	(1.6)%

Asia
Revenue increase (GAAP)	$3.5	2.3%
Increase due to foreign exchange rate changes	12.1	7.8%

Revenue decrease in constant dollars	$(8.6)	(5.5)%

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

Reconciliation of Net Income to Net Income Excluding Restructuring and Related Costs

	For the Year Ended
	December 31,	December 31,
Dollars in Millions	2008	2007

Net income, as reported	$42.9	$40.0
Add: Restructuring and related costs included in reported net income, net of related tax effect	0.5	16.5

Net income excluding restructuring and related costs	$43.4	$56.5

Management provides net income excluding restructuring and related costs because it is used to analyze the net income of the Company. Management believes this measure is a reasonable reflection of the underlying net income levels and trends from core business activities.

Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs

	For the Year Ended
	December 31,	December 31,
	2008	2007

Diluted EPS, as reported	$0.73	$0.65
Per share impact of restructuring and related costs	0.01	0.27

Diluted EPS excluding restructuring and related costs	$0.74	$0.92

Management provides diluted EPS excluding restructuring and related costs because it is used to analyze the earnings of the Company. Management believes this measure is a reasonable reflection of the underlying earnings levels and trends from core business activities.

2007 Compared to 2006

Revenue

Consolidated revenue for 2007 was $1,436.5 million, a decrease of $131.2 million, or 8.4%, compared to 2006. On a constant dollar basis, consolidated revenues were down 11.0%. Anticipated declines in boots and kids’ footwear and decreases in Timberland® apparel offset strong gains in SmartWool® products and Timberland PRO® series footwear. North America revenue was $728.2 million, a 16.3% decline from 2006. The impact of changes in foreign exchange rates was not material. Europe revenue was $552.7 million, flat with 2006, but down 6.9% on a constant dollar basis. Asia revenue was $155.5 million, an increase of 7.4% over 2006. On a constant dollar basis, Asia revenue increased 6.5%.

Segments Review

We have three business segments (see Note 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K): North America, Europe and Asia.

North America revenues were $728.2 million in 2007, down 16.3% compared to 2006. The decrease was driven primarily by anticipated declines in boots and kids’ footwear, and decreases in Timberland® apparel as we experienced soft retail demand for our apparel as we transitioned our North American men’s and women’s apparel business to a licensing arrangement. This decrease was partially offset by strong growth in SmartWool® products and Timberland PRO® series footwear, as well as benefits from the acquisition of IPATH. Within North America, our retail revenues decreased 3.2% to $191.4 million from $197.7 million in 2006. Lower retail sales of Timberland® apparel, due to soft retail demand as we transitioned our North American men’s and women’s apparel business to a licensing arrangement, as well as declines in boots and outdoor performance footwear, offset increases in casual footwear, kids’ footwear and SmartWool’s e-commerce business. Comparable store sales declined 5.5% in a soft retail environment. We had 13 specialty, 3 footwear plus, and 63 factory outlet stores at December 31, 2007 compared to 20 specialty and 61 factory outlet stores at December 31, 2006. On September 26, 2007, we announced our plan to close approximately

40, principally larger, specialty stores in the United States, Europe and Asia. This step is consistent with the Company’s strategy to open smaller, footwear-focused stores in the United States. The Company also planned to close several underperforming U.S. factory outlet stores. The Company had closed 6 specialty stores under this program by the end of 2007.

Europe’s revenue was $552.7 million, flat with 2006, but a decline of 6.9% in constant dollars. Growth in our European distributor business, and gains in Scandinavia were offset by weak sales results across Europe. Further revenue gains from the acquisitions of howies and IPATH, along with growth in casual and outdoor performance footwear, were offset by an anticipated decline in boots and kids’ footwear.

Asia recorded revenues of $155.5 million in 2007, up 7.4%, or 6.5% in constant dollars, over 2006. Revenue increases are attributed primarily to strong gains in our Asian distributor business, reflecting our continued expansion in China. Additional growth in Malaysia, Japan and Singapore was partially offset by declines in Taiwan. Asia’s growth was supported by sales gains in all product categories.

Products

Worldwide footwear revenue was $1,004.8 million in 2007, a decline of 10.8% as compared to 2006. Anticipated sales declines in boots and kids’ along with lower sales of outdoor performance footwear were partially offset by higher sales of the Timberland PRO® series and revenue associated with the acquisition of IPATH.

Worldwide apparel and accessories revenue was $411.6 million in 2007, a decrease of 2.6% compared to 2006. This decrease reflects a decline in Timberland® brand apparel sales worldwide, partially as a result of the transition of our North American men’s and women’s apparel business to a licensing arrangement. This decrease was offset in part by double-digit growth in SmartWool® socks and apparel and the revenue associated with the acquisition of howies.

Royalty and other revenue, which consists primarily of royalties from third-party licensees and distributors, increased 9.7% to $20.0 million, reflecting increased sales of licensed Timberland PRO® apparel, licensed kids’ apparel and growth in our international distributor business.

Channels

Growth in our global retail business was offset by continued softness in worldwide wholesale revenue. Retail revenues grew 4.7% to $393.0 million, primarily due to growth in Europe and Asia from door expansion. Globally, comparable store sales were down 4.8% from 2006 to 2007. We had 243 Company owned stores, shops and factory outlets worldwide at the end of 2007 compared to 246 at December 31, 2006. During 2007, we evaluated the performance of our worldwide retail stores and announced we would close approximately 40, principally larger, specialty retail stores in the United States, Europe and Asia. The Company had closed 6 specialty stores in the United States included in this plan by the end of 2007. This action is consistent with the Company’s strategy to transition to smaller, footwear-focused stores in the U.S. and in certain international markets.

Wholesale revenue was $1,043.4 million, a 12.5% decrease compared to 2006. Wholesale revenue declines in North America and Europe were largely driven by sales declines in boots and kids’, declines in Timberland® apparel and, to a lesser extent, decreases in casual and outdoor performance footwear. These declines offset growth in Asia primarily in boots and casual footwear, as well as strong growth from SmartWool, Timberland PRO, and revenue associated with the IPATH acquisition in North America.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 46.3%, compared to 47.5% in 2006. This decrease reflects impacts from higher levels of off-price and close out activity; higher comparable product costs, including effects from anti-dumping duties on certain footwear imported into the EU; and mix impacts, including lower sales of boots and kids’ footwear. These impacts were partially offset by favorable foreign exchange impacts.

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

Selling expense for 2007 was $464.7 million, an increase of $12.4 million, or 2.8%, compared to the prior year. The increase was driven primarily by costs associated with international retail expansion totaling $9.9 million and new businesses and specialty category development of $9.2 million, offset by decreases of $9.9 million in global marketing costs primarily related to non-consumer facing activities and share-based and incentive compensation costs of $9.3 million. The impact of changes in foreign exchange rates added approximately $13.3 million to selling expense.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $43.0 million and $38.2 million in 2007 and 2006, respectively.

Advertising expense, which is included in selling expense, was $35.0 million and $33.6 million in 2007 and 2006, respectively. Decreases in co-op advertising were offset by increased media spending primarily related to our “Rain” TV commercials and Earthkeeperstm product launch in the fourth quarter of 2007.

General and administrative expense was $116.2 million, a decrease of $9.2 million, or 7.4%, compared to 2006. The decrease was driven primarily by a $9.4 million reduction in share-based and incentive compensation costs and a $7.8 million decrease in corporate administrative and support costs, partially offset by $4.1 million associated with international expansion and $3.3 million related to new business initiatives. Foreign exchange rate changes added approximately $2.1 million to overall general and administrative expenses.

Restructuring and related costs totaled $24.7 million in 2007, compared to $3.9 million in 2006. New restructuring initiatives in 2007 included $10.4 million associated with a Global Retail Portfolio Review, $6.8 million associated with a global efficiency review, $3.1 million associated with our decision to license our North American men’s and women’s apparel business, and $4.4 million related to the global reorganization begun in 2006. Restructuring charges in 2006 were comprised of $3.0 million associated with the global reorganization, $0.7 million to establish a European shared service center and $0.2 million associated with the closure of our Puerto Rico manufacturing facility at the end of 2005.

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

Our North America segment’s operating income decreased 38.6% to $122.2 million in 2007, driven by declines in both revenue and gross margin. Revenue was down 16.3%, driven by decreases in boots and kids’ footwear, as well as Timberland® apparel. Gross margin fell 210 basis points, pressured primarily by increased off-price sales of both footwear and apparel. Operating expense increased slightly, as lower non-consumer facing marketing expenses, compensation costs, and a reduction in bad debt expense as a result of a customer’s bankruptcy which resulted in a non-recurring charge in 2006, were offset by costs associated with new business initiatives and restructuring charges of $7.5 million associated with our Global Retail Portfolio Review, $3.1 million associated with our decision to license our North American men’s and women’s apparel business and $1.1 million associated with the global efficiency review we undertook in the fourth quarter of 2007.

Europe’s operating income was down 34.9% to $84.1 million, driven by a 20.9% increase in operating expense reflecting costs associated with retail expansion, an increase in our allowance for doubtful accounts primarily associated with certain franchisees, new business initiatives and the impact of foreign exchange rates. Additionally, we recorded restructuring and related charges in 2007 associated with our global efficiency review of $2.2 million, our Global Retail Portfolio Review of $1.9 million and the global reorganization we undertook beginning in 2006 of $1.4 million. Furthermore, gross margin was down 140 basis points, pressured by higher comparable product costs, primarily the effect of EU anti-dumping duties, and increased levels of close out activity and markdowns and allowances, partially offset by favorable foreign exchange rate impacts.

In Asia, operating income was $7.5 million in 2007, 10.5% less than in 2006. Operating expenses increased by 8.5% over 2006 due primarily to costs associated with our retail operations, including $1.0 million in restructuring and related costs as part of our Global Retail Portfolio Review, as well as restructuring and related costs of $0.4 million associated with our global efficiency review. The increase in expenses was partially offset by a 6.5% increase in gross profit, driven primarily by a revenue increase of 7.4%.

Our Unallocated Corporate operating loss decreased $19.3 million, or 11.1%, to $154.6 million in 2007. The primary drivers of this decrease in operating loss were reduced costs associated with incentive and share-based compensation, reductions in corporate and administrative spending, and lower marketing support costs, partially offset by an incremental $3.0 million in restructuring charges in 2007, primarily related to an executive departure.

Other Income/(Expense) and Taxes

Interest income was $2.5 million and $2.7 million in 2007 and 2006, respectively, as a result of reduced cash balances and lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $1.7 million in each of 2007 and 2006.

Other income/(expense), net, included $0.5 million and $(8.4) million of foreign exchange gains/(losses) for 2007 and 2006, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of local currency denominated receivables and payables. These results were driven by the volatility of exchange rates during the respective reporting periods and should not be considered indicative of expected future results.

The effective income tax rate was 33.0% in 2007, compared to 35.8% in 2006. This decrease reflects the release of a specific tax reserve due to the closure of certain audits in the fourth quarter of 2007 and the geographic mix of our profits. See Note 11 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Reconciliation of Total Company, Europe and Asia Revenue Changes to Constant Dollar Revenue Changes

	For the Year Ended
	December 31, 2007
	$ Change
	(in Millions)	% Change

Total Company
Revenue decrease (GAAP)	$(131.2)	(8.4)%
Increase due to foreign exchange rate changes	41.1	2.6%

Revenue decrease in constant dollars	$(172.3)	(11.0)%

Europe
Revenue increase (GAAP)	$0.1	0.0%
Increase due to foreign exchange rate changes	38.3	6.9%

Revenue decrease in constant dollars	$(38.2)	(6.9)%

Asia
Revenue increase (GAAP)	$10.7	7.4%
Increase due to foreign exchange rate changes	1.4	0.9%

Revenue increase in constant dollars	$9.3	6.5%

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

Management provides net income excluding restructuring and related costs because it is used to analyze the net income of the Company. Management believes this measure is a reasonable reflection of the underlying net income levels and trends from core business activities.

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

Accounts Receivable and Inventory

Accounts receivable were $168.7 million as of December 31, 2008, compared to $188.1 million as of December 31, 2007 and $204.0 million as of December 31, 2006. Days sales outstanding were 39 days as of December 31, 2008 and 38 days as of both December 31, 2007 and 2006. Wholesale days sales outstanding were 48 days, 49 days and 45 days at the end of 2008, 2007 and 2006, respectively. In 2008, we maintained our collection discipline despite a reduction in sales and the difficult macro-economic environment. In 2007, days sales outstanding were flat as the increase in wholesale days outstanding were offset by an increase in consumer direct revenue, as a percentage of total revenue. The increase in wholesale days outstanding is primarily due to a higher international business mix in the wholesale channel for 2007.

Inventory decreased 11.0% to $179.7 million as of December 31, 2008 from $201.9 million as of December 31, 2007 and $186.8 million as of December 31, 2006. The decrease in 2008 was attributable to improved planning against reduced revenue, resulting in reduced excess inventory creation. The increase in inventory for 2007 reflects increased costs, foreign exchange impacts, the addition of new brands and slightly higher inventory levels associated with soft market conditions.

Liquidity and Capital Resources

2008 Compared to 2007

Net cash provided by operations for 2008 was $147.7 million, compared with $38.6 million in 2007. The increase in cash provided in 2008 compared with 2007 was primarily due to cash generated from working capital, resulting from reduced revenue which led to lower working capital requirements, as well as disciplined balance sheet management and improvements in profitability compared with 2007. We focused our balance sheet management efforts on the collection of accounts receivable and improved inventory planning, and expect to continue to emphasize these areas in 2009. In 2008, we generated $52.1 million from working capital, compared to an investment of $55.9 million in 2007.

Net cash used for investing activities amounted to $21.2 million in 2008, compared with $44.4 million in 2007. Net cash used for investing activities in 2008 included approximately $1.0 million of cash received as an adjustment to the purchase price of the IPATH assets we acquired in 2007, while net cash used for investing activities in 2007 included $12.8 million, net of cash acquired, primarily related to the acquisition of the assets of IPATH, LLC. Capital expenditures in 2008 were $22.3 million, compared to $30.5 million in 2007. The decrease was primarily attributable to reduced investments in retail stores, facilities investment and product tooling.

Net cash used for financing activities was $44.2 million in 2008, compared with $34.1 million in 2007. Cash flows from financing activities reflected share repurchases of $46.3 million in 2008, compared with $47.7 million in 2007. We received cash inflows of $1.9 million in 2008 from the issuance of common stock related to the exercise of employee stock options and employee stock purchases, compared with $12.6 million in 2007.

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

Credit Risks

We are exposed to the credit risk of those with whom we do business, including counterparties on our derivative contracts and our customers. Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. As a matter of policy, we only enter into derivative contracts with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2010.

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

Credit Facilities

We have an unsecured committed revolving credit agreement with a group of banks which matures on June 2, 2011 (the “Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 0.8% at December 31, 2008), plus an applicable margin of between 13.5 and 47.5 basis points, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2008, the applicable margin under the facility was 47.5 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2008, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

We had uncommitted lines of credit available from certain banks totaling $30 million as of December 31, 2008. Any borrowings under these lines would be at prevailing money market rates. Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

As of December 31, 2008 and 2007, we had no borrowings outstanding under any of our credit facilities. The amount of peak borrowing under our facilities in 2008 was approximately $20.0 million, and occurred during the fourth quarter of 2008 to fund our seasonal working capital requirements. In 2009, we expect to utilize our facilities in a similar fashion to 2008, primarily to fund seasonal working capital requirements in the latter half of the year.

Management believes that our operating costs, capital requirements and funding for our share repurchase program for 2009 will be funded through our current cash balances, our existing credit facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and cash from operations, without the need for additional financing. However, as discussed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, several risks and uncertainties could require that the Company raise additional capital through equity and/or debt financing. From time to time, the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities. The continued volatility in the credit markets could result in significant increases in borrowing costs for any new debt we may require.

Aggregate Contractual Obligations

At December 31, 2008, we have the following contractual obligations due by period:

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in millions)

Operating leases(1)	$202.1	$49.1	$69.5	$41.9	$41.6
Purchase obligations(2)	185.9	185.9	—	—	—
Deferred compensation plan(3)	5.0	0.8	0.6	0.5	3.1

Total(4)	$393.0	$235.8	$70.1	$42.4	$44.7

(1)	See Note 18 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Purchase obligations consist of open production purchase orders for sourced footwear, apparel and accessories and materials used to manufacture footwear and open purchase orders for operating expense purchases relating to goods or services ordered in the normal course of business.

(3)	Our deferred compensation plan liability was $5.0 million at December 31, 2008. See Note 9 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(4)	We had $28.3 million of gross liability for uncertain tax positions recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2008. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled. See Note 11 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

Letters of Credit

As of December 31, 2008, 2007 and 2006, we had letters of credit outstanding of $16.1 million, $24.5 million and $28.8 million respectively. These letters of credit were issued predominantly for the purchase of inventory. The decrease in letters of credit outstanding in 2008 was driven by reduced purchases resulting from lower sales.

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

Quarterly Results of Operations (Unaudited)

(Amounts in Thousands, Except Per Share Data)
2008 Quarter Ended	March 28	June 27	September 26	December 31

Revenue	$340,402	$209,916	$423,606	$390,626
Gross profit	157,604	92,200	197,011	173,918
Net income/(loss)	18,039	(18,929)	30,658	13,138
Basic earnings/(loss) per share	$.30	$(.32)	$.53	$.23
Diluted earnings/(loss) per share	$.30	$(.32)	$.52	$.23

2007 Quarter Ended	March 30	June 29	September 28	December 31

Revenue	$336,329	$224,126	$433,294	$442,702
Gross profit	161,579	99,167	203,403	200,579
Net income/(loss)	9,253	(19,226)	25,865	24,107
Basic earnings/(loss) per share	$.15	$(.31)	$.42	$.40
Diluted earnings/(loss) per share	$.15	$(.31)	$.42	$.40

New Accounting Pronouncements

A discussion of new accounting pronouncements is included in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. As of December 31, 2008, 2007 and 2006, we had no short-term or long-term debt outstanding.

Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to mitigate the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decrease the volatility of our earnings. We began hedging the Company’s 2008 foreign currency exposure under this new hedging program in the third quarter of 2007. The foreign currency forward contracts under this program will expire in 13 months or less. Based upon sensitivity analysis as of December 31, 2008, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $15.1 million, compared with an increase/decrease of $17.1 million as of December 31, 2007. The decrease as of December 31, 2008, compared to December 31, 2007, is primarily related to a reduction in our foreign currency denominated exposures as of December 31, 2008 compared with December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire

We have audited the accompanying consolidated balance sheets of The Timberland Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Timberland Company and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 2, 2009

THE TIMBERLAND COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands, except per share data)

ASSETS
Current assets
Cash and equivalents	$217,189	$143,274
Accounts receivable, net of allowance for doubtful accounts
of $14,482 in 2008 and $14,762 in 2007	168,666	188,091
Inventory, net	179,688	201,932
Prepaid expenses	37,139	41,572
Prepaid income taxes	16,687	17,361
Deferred income taxes	23,425	24,927
Derivative assets	7,109	—

Total current assets	649,903	617,157

Property, plant and equipment, net	78,526	87,919
Deferred income taxes	18,528	19,451
Goodwill	43,870	44,840
Intangible assets, net	47,996	54,382
Other assets, net	10,576	12,596

Total assets	$849,399	$836,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$96,901	$86,101
Accrued expense
Payroll and related	32,587	29,752
Other	79,503	79,151
Income taxes payable	20,697	19,215
Derivative liabilities	2,386	3,816

Total current liabilities	232,074	218,035

Other long-term liabilities	40,787	41,150
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 73,806,026 shares issued at December 31, 2008 and 73,393,951 shares issued at December 31, 2007	738	734
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,529,160 shares issued and outstanding at December 31, 2008 and 11,743,660 shares issued and outstanding at December 31, 2007	115	117
Additional paid-in capital	260,267	251,063
Retained earnings	918,039	875,133
Accumulated other comprehensive income	12,543	20,106
Treasury Stock at cost; 27,766,651 Class A shares at December 31, 2008 and 25,024,194 Class A shares at December 31, 2007	(615,164)	(569,993)

Total stockholders’ equity	576,538	577,160

Total liabilities and stockholders’ equity	$849,399	$836,345

The accompanying notes are an integral part of these consolidated financial statements.

THE TIMBERLAND COMPANY

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands, except per share data)

Revenue	$1,364,550	$1,436,451	$1,567,619
Cost of goods sold	743,817	771,723	823,446

Gross profit	620,733	664,728	744,173

Operating expense
Selling	437,730	464,689	452,236
General and administrative	113,011	116,201	125,433
Litigation settlement	(2,630)	—	—
Impairment of intangible asset	2,061	—	—
Restructuring and related costs	925	24,659	3,868

Total operating expense	551,097	605,549	581,537

Operating income	69,636	59,179	162,636

Other income
Interest income	2,371	2,545	2,665
Interest expense	(652)	(1,710)	(1,699)
Other income/(expense), net	5,455	(289)	(5,962)

Total other income/(expense)	7,174	546	(4,996)

Income before provision for income taxes	76,810	59,725	157,640
Provision for income taxes	33,904	19,726	56,435

Net income	$42,906	$39,999	$101,205

Earnings per share
Basic	$0.73	$0.65	$1.62
Diluted	$0.73	$0.65	$1.59
Weighted-average shares outstanding
Basic	58,442	61,087	62,510
Diluted	58,786	61,659	63,690

The accompanying notes are an integral part of these consolidated financial statements.

THE TIMBERLAND COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

						Accumulated
	Class A	Class B	Additional			Other			Total
	Common	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Compensation	Earnings	Income/(Loss)	Stock	Income	Equity
	(Dollars in thousands)

Balance, January 1, 2006	$718	$117	$214,483	$(19,943)	$737,257	$2,954	$(407,665)		$527,921

Reclassification of deferred compensation	—	—	(19,943)	19,943	—	—	—		—
Issuance of shares of common stock	9	—	6,842	—	—	—	9,553		16,404
Repurchase of common stock	—	—	—	—	—	—	(119,450)		(119,450)
Share-based compensation expense	—	—	18,918	—	—	—	—		18,918
Tax benefit from stock option plans	—	—	4,311	—	—	—	—		4,311
Comprehensive income:
Net income	—	—	—	—	101,205	—	—	$101,205	101,205
Translation adjustment	—	—	—	—	—	12,376	—	12,376	12,376

Comprehensive income	—	—	—	—	—	—	—	$113,581	—

Balance, December 31, 2006	727	117	224,611	—	838,462	15,330	(517,562)		561,685

Impact of adoption of FIN 48	—	—	—	—	(3,328)	—	—		(3,328)
Issuance of shares of common stock	7	—	13,096	—	—	—	—		13,103
Cancellation/surrender of shares of common stock	—	—	4,381	—	—	—	(7,371)		(2,990)
Repurchase of common stock	—	—	—	—	—	—	(45,060)		(45,060)
Share-based compensation expense	—	—	8,969	—	—	—	—		8,969
Tax benefit from share-based compensation	—	—	6	—	—	—	—		6
Comprehensive income:
Net income	—	—	—	—	39,999	—	—	$39,999	39,999
Translation adjustment	—	—	—	—	—	8,401	—	8,401	8,401
Change in fair value of cash flow hedges, net of taxes	—	—	—	—	—	(3,625)	—	(3,625)	(3,625)

Comprehensive income	—	—	—	—	—	—	—	$44,775	—

Balance, December 31, 2007	734	117	251,063	—	875,133	20,106	(569,993)		577,160

Issuance/conversion of shares of common stock	4	(2)	2,121	—	—	—	—		2,123
Cancellation/surrender of shares of common stock	—	—	—	—	—	—	(410)		(410)
Repurchase of common stock	—	—	—	—	—	—	(44,761)		(44,761)
Share-based compensation expense	—	—	8,166	—	—	—	—		8,166
Tax deficiency from share-based compensation	—	—	(1,083)	—	—	—	—		(1,083)
Comprehensive income:
Net income	—	—	—	—	42,906	—	—	$42,906	42,906
Translation adjustment	—	—	—	—	—	(15,955)	—	(15,955)	(15,955)
Change in fair value of cash flow hedges, net of taxes	—	—	—	—	—	8,254	—	8,254	8,254
Other adjustment, net of taxes	—	—	—	—	—	138	—	138	138

Comprehensive income	—	—	—	—	—	—	—	$35,343	—

Balance, December 31, 2008	$738	$115	$260,267	$—	$918,039	$12,543	$(615,164)		$576,538

The accompanying notes are an integral part of these consolidated financial statements.

THE TIMBERLAND COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$42,906	$39,999	$101,205
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,784	1,007	(11,207)
Share-based compensation	8,518	9,051	19,610
Depreciation and amortization	32,345	31,307	27,885
Provision for losses on accounts receivable	7,575	7,406	5,661
Provision for asset impairment	2,061	5,817	—
Litigation settlement	(2,630)	—	—
Tax expense from share-based compensation, net of excess benefit	(1,254)	(1,095)	(95)
Unrealized (gain)/loss on derivatives	(131)	(2,749)	8,793
Other non-cash charges, net	3,428	3,798	686
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	3,847	17,247	(32,953)
Inventory	20,789	(12,010)	(16,315)
Prepaid expense	4,963	154	(6,395)
Accounts payable	11,533	(26,155)	9,728
Accrued expense	3,809	(16,496)	18,070
Other liabilities	(767)	4,462	(3,013)
Income taxes prepaid and payable, net	7,944	(23,135)	(9,970)

Net cash provided by operating activities	147,720	38,608	111,690

Cash flows from investing activities:
Acquisition of business and purchase price adjustments, net of cash acquired	970	(12,843)	(6,381)
Additions to property, plant and equipment	(22,316)	(30,479)	(36,590)
Other	141	(1,073)	(4,409)

Net cash used by investing activities	(21,205)	(44,395)	(47,380)

Cash flows from financing activities:
Common stock repurchases	(46,261)	(47,748)	(120,719)
Issuance of common stock	1,875	12,574	16,407
Excess tax benefit from share-based compensation	183	1,101	4,406

Net cash used by financing activities	(44,203)	(34,073)	(99,906)

Effect of exchange rate changes on cash and equivalents	(8,397)	1,436	4,131

Net increase/(decrease) in cash and equivalents	73,915	(38,424)	(31,465)
Cash and equivalents at beginning of year	143,274	181,698	213,163

Cash and equivalents at end of year	$217,189	$143,274	$181,698

Supplemental disclosures of cash flow information:
Interest paid	$486	$1,564	$1,569
Income taxes paid	$24,863	$40,453	$73,341

The accompanying notes are an integral part of these consolidated financial statements.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

1.	Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “its”, “Timberland” or the “Company”). All intercompany transactions have been eliminated in consolidation.

Fiscal Calendar

The Company’s fiscal quarters end on the Friday closest to the calendar quarter end, except that the fourth quarter and fiscal year always end on December 31.

Nature of Operations

We design, develop, engineer, market and distribute premium-quality footwear, apparel and accessories products for men, women and children. Our products are sold primarily through independent retailers, better-grade department stores, athletic stores and other national retailers that reinforce the high level of quality, performance and service associated with Timberland. In addition, our products are sold by us, as well as our distributor and franchise partners, in Timberland® specialty stores, in Timberland® factory outlet stores, in Timberland® footwear plus stores and through e-commerce. Our products are sold throughout the U.S., Canada, Europe, Asia, Latin America, Africa and the Middle East.

We manage our business in three major segments, each sharing similar product, distribution and marketing: North America, Europe and Asia. See Note 15 for additional information regarding our revenues by product and geography.

We sourced approximately 89% of our footwear products from unrelated manufacturing vendors in 2008 and 2007, and 91% of our footwear products from unrelated manufacturing vendors in 2006. The remainder was produced in our manufacturing facilities in the Dominican Republic. All of our apparel and accessories products are sourced from unrelated manufacturing vendors.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. The significant estimates in the consolidated financial statements include sales returns and allowances, allowance for doubtful accounts receivable, realizable value of inventory, derivatives, incentive compensation accruals, share-based compensation, contingent liabilities, impairment of long-lived assets and goodwill, restructuring reserves and income taxes.

Revenue Recognition

Our revenue consists of sales to wholesale customers (including distributors and franchisees), retail store and e-commerce revenues, license fees and royalties. We record wholesale and e-commerce revenues when title passes and the risks and rewards of ownership have passed to our customer, based on the terms of sale. Title passes generally upon shipment to or upon receipt by our customer, depending on the country of sale and the agreement with our customer. Retail store revenues are recorded at the time of the sale. License fees and royalties are recognized as earned per the terms of our licensing agreements. We also sell gift cards. Revenue from gift cards, which is not material to total revenue, is recognized at the time of redemption.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxes collected from customers and remitted to governmental authorities, such as sales, use and value added taxes, are recorded on a net basis.

In 2008, 2007 and 2006 we recorded $2,848, $3,349 and $4,129 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs are included in selling expense and were $18,658, $17,847 and $17,307 for 2008, 2007 and 2006, respectively. Our cost of sales may not be comparable with the cost of sales of other companies as our shipping costs are not included in costs of sales.

We record reductions to revenue for estimated wholesale and retail customer returns and allowances in the same period the related sales are recorded. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received or paid. Our total reserves for sales returns and allowances were $26,451 and $30,003 at December 31, 2008 and 2007, respectively.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based on our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowance for doubtful accounts totaled $14,482 and $14,762 at December 31, 2008 and 2007, respectively.

During 2008, the Company was assigned the lease on two retail locations from a franchisee. As part of this transaction, the Company recorded a non-cash exchange of a key money asset totaling $2,700 in partial settlement of certain overdue accounts receivable balances from this franchisee.

Advertising

Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. As of December 31, 2008 and December 31, 2007, we had $3,220 and $70 of prepaid advertising costs recorded on our consolidated balance sheets, respectively. Advertising expense, which is included in selling expense in our consolidated statements of income, was $43,123, $34,999 and $33,613 in 2008, 2007 and 2006, respectively. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and internet campaigns, production costs including agency fees, and catalog costs. The increase in advertising expense reflects our investment in consumer-facing marketing programs, primarily print and television, and production costs.

Translation of Foreign Currencies

The majority of our subsidiaries have adopted their local currencies as their functional currencies. We translate financial statements denominated in foreign currencies by translating balance sheet accounts at the end of period exchange rates and statement of income accounts at the average exchange rates for the period. Cumulative translation gains and losses are recorded in accumulated other comprehensive income in stockholders’ equity and changes in cumulative translation gains and losses are reflected in comprehensive income. Realized gains and losses on transactions are reflected in earnings.

Cash and Equivalents

Cash and equivalents consist of short-term, highly liquid investments that have original maturities to the Company of three months or less.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the actual market value differs from the carrying value of our inventory, we make an adjustment to reduce the value of our inventory to its net realizable value. Our reserves related to inventory valuation totaled $6,153 and $8,116 at December 31, 2008 and 2007, respectively.

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

Derivatives settling within the next twelve months are recognized at fair value and included in either current derivative assets or current derivative liabilities on our consolidated balance sheets. Changes in fair value of derivatives not designated or effective as hedges are recorded in other income/(expense), net. The Company had no derivative instruments that qualified for hedge accounting during the first two quarters of 2007, and the year ended December 31, 2006.

During the third quarter of 2007, the Company implemented a program that qualifies for hedge accounting treatment to aid in mitigating the Company’s foreign currency exposures and to decrease the volatility in earnings. The Company began hedging its 2008 foreign currency exposure under this new hedging program in the third quarter of 2007. Under this hedging program, the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. A hedge is effective if the changes in the fair value of the derivative provide offset of at least 80 percent and not more than 125 percent of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The Company’s hedging strategy uses forward contracts as cash flow hedging instruments which are recorded in the consolidated balance sheets at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income and reclassified to earnings in the period that the transaction that is subject to the related hedge contract is recognized in earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method and the ineffective portion of the hedge is reported in other income/(expense), net in our consolidated statements of income.

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill and intangible assets with indefinite lives are evaluated for impairment at least annually (at the end of our second fiscal quarter), or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit or asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, technological changes and loss of key personnel. Should the fair value of the

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

Long-lived Assets

We periodically evaluate the carrying values and estimated useful lives of our long-lived assets, primarily property, plant and equipment and finite-lived intangible assets. When factors indicate that such assets should be evaluated for possible impairment, we use estimates of undiscounted future cash flows to determine whether the assets are recoverable. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recognized.

Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable (see Note 18).

Income Taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carry-forwards, and other matters in making this assessment.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income tax positions. Under FIN 48, the Company recognizes the impact of a tax position in its financial statements if that position is more likely than not to be sustained upon examination by the appropriate taxing authority, based on its technical merits. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, we recognized a $3,328 increase in our liability for unrecognized tax benefits, which was recorded as a reduction to the January 1, 2007 retained earnings balance.

We recognize interest expense on the amount of underpaid taxes associated with our tax positions beginning in the first period in which interest starts accruing under the tax law, and continuing until the tax positions are settled. We classify interest associated with underpayments of taxes within the income tax provision in our statement of income and in income taxes payable and other long-term liabilities on our consolidated balance sheet.

If a tax position taken does not meet the minimum statutory threshold to avoid the payment of a penalty, an accrual for the amount of the penalty that may be imposed under the tax law is recorded. Penalties are classified within the income tax provision in our statement of income and in other long-term liabilities on our consolidated balance sheet.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share (“EPS”)

Basic earnings per share excludes common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised and nonvested shares vested.

The following is a reconciliation of the number of shares (in thousands) included in the basic and diluted EPS computations for the years ended December 31, 2008, 2007 and 2006:

December 31,	2008			2007			2006
		Weighted-	Per-		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$42,906	58,442	$0.73	$39,999	61,087	$0.65	$101,205	62,510	$1.62
Dilutive securities:
Stock options and employee stock purchase plan shares	—	51	—	—	260	—	—	874	(.02)
Nonvested shares	—	293	—	—	312	—	—	306	(.01)

Effect of dilutive securities:	—	344	—	—	572	—	—	1,180	(.03)

Diluted EPS	$42,906	58,786	$0.73	$39,999	61,659	$0.65	$101,205	63,690	$1.59

The following stock options and nonvested shares (in thousands) were outstanding as of December 31, 2008, 2007 and 2006, but were not included in the computation of diluted EPS as their inclusion would be anti-dilutive:

December 31,	2008	2007	2006

Anti-dilutive securities	4,405	3,778	2,560

Share-based Compensation

The Company measures the grant date fair value of equity awards given to employees in exchange for services and recognizes that cost over the period that such services are performed. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period, with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of adoption, and awards granted under certain long-term incentive plans, for which expense continues to be recognized on a graded schedule over the vesting period of the award. The Company estimates the fair value of its stock option awards and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model. See Note 13 for additional information.

Comprehensive Income

Comprehensive income is the combination of reported net income and other comprehensive income/(loss), which is comprised primarily of foreign currency translation adjustments and changes in the fair value of cash flow hedges.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income/(loss) as of December 31, 2008 and 2007 were:

	2008	2007

Cumulative translation adjustment	$7,776	$23,731
Fair value of cash flow hedges, net of taxes of $244 at December 31, 2008 and $(191) at December 31, 2007	4,629	(3,625)
Other adjustment, net of taxes of $7 at December 31, 2008	138	—

Total	$12,543	$20,106

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R was revised to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applied prospectively, with one exception for income taxes, and will be effective for business combinations made by the Company on or after January 1, 2009. The exception for income taxes is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning with the interim financial statements for the period ending April 3, 2009.

2.	Inventory, net

Inventory, net of valuation allowances, consists of the following:

December 31,	2008	2007

Materials	$7,708	$5,581
Work-in-process	825	933
Finished goods	171,155	195,418

Total	$179,688	$201,932

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Derivatives

In the normal course of business, the financial position and results of operations of the Company are impacted by currency rate movements in foreign currency denominated assets, liabilities and cash flows as we purchase and sell goods in local currencies. We have established policies and business practices that are intended to mitigate a portion of the effect of these exposures. We use derivative financial instruments, specifically forward contracts, to manage our currency exposures. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.

Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. As a matter of policy, we only enter into derivative contracts with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2010.

Cash Flow Hedges

The Company principally uses foreign currency forward contracts as cash flow hedges to offset the effects of exchange rate fluctuations on certain of its forecasted foreign currency denominated sales transactions. The Company’s cash flow exposures include recognized and anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, inter-company charges, as well as collections and payments. The risk in these exposures is the potential for losses associated with the remeasurement of non-functional currency cash flows into the functional currency. During the quarter ended September 28, 2007, the Company developed a program that qualifies for hedge accounting treatment to aid in mitigating the Company’s foreign currency exposures and to decrease the volatility in earnings. The Company began hedging a portion of its 2008 foreign currency cash flow exposure under this new hedging program in the third quarter of 2007. Under this hedging program, the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. The Company tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a specified range, changes in the cash flow of the hedged item. The Company uses regression analysis to assess the effectiveness of a hedge relationship.

The Company’s hedging strategy uses forward contracts as cash flow hedging instruments, which are recorded in our consolidated balance sheet at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income and reclassified to earnings, in cost of goods sold, in the period that the transaction that is subject to the related hedge contract is recognized in earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method and the ineffective portion of the hedge is reported in our consolidated statement of income in other income/(expense), net. The amount of hedge ineffectiveness for the years ended December 31, 2008 and 2007 was not material.

On December 31, 2008, we had $7,583 in derivative assets and $2,738 in derivative liabilities on our consolidated balance sheet, which represent the fair value of forward contracts with settlement dates through January 2010, compared to $3,816 in derivative liabilities on our consolidated balance sheet at December 31, 2007. At December 31, 2008, $474 of the derivative assets and $352 of the derivative liabilities were classified in other assets, net and other long-term liabilities, respectively, on our consolidated balance sheet. At December 31, 2008, the Company had approximately $4,629, net of $244 in taxes, of gains related to the foreign currency cash flow hedges in accumulated other comprehensive income. The Company expects to reclassify pre-tax gains of $4,872 from accumulated other comprehensive income to the income statement

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within the next twelve months. For the year ended December 31, 2008, the net hedging losses reclassified to earnings, in cost of goods sold, were $3,390. No amounts were reclassified from accumulated other comprehensive income for the year ended December 31, 2007.

As of December 31, 2008, we had forward contracts maturing at various dates through January 2010 to sell the equivalent of $122,367 in foreign currencies at contracted rates. As of December 31, 2007, we had forward contracts maturing at various dates through January 2009 to sell the equivalent of $143,760 in foreign currencies at contracted rates.

Other Derivative Contracts

Forward contracts not designated as cash flow hedging instruments are recorded at fair value with changes in the fair value of these instruments recognized in earnings. Forward contracts related to the Company’s foreign currency exposure for 2007 and 2006 were not designated as hedging instruments for accounting purposes. For the years ended December 31, 2008, 2007 and 2006, the Company recorded in other income/(expense), net, losses on these outstanding forward contracts of $(727), $(9,174) and $(10,738), respectively.

As of December 31, 2008, we had forward contracts maturing at various dates through April 2009 to sell the equivalent of $59,751 in foreign currencies at contracted rates and to buy the equivalent of $26,671 in foreign currencies at contracted rates. As of December 31, 2007, we had forward contracts maturing at various dates through January 2008 to sell the equivalent of $59,858 in foreign currencies at contracted rates and to buy the equivalent of $36,715 in foreign currencies at contracted rates.

4.	Financial Instruments and Concentration of Credit Risk

The following table illustrates the U.S. dollar equivalent of foreign exchange contracts at December 31, 2008 and 2007 along with maturity dates, and fair values. Fair values are determined based on the difference between the settlement and forward exchange rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract
	Amount
	(U.S. $	Maturity
December 31, 2008	Equivalent)	Date	Fair Value

Pounds Sterling	$7,915	2009	$3,546
Pounds Sterling	1,934	2010	474
Euro	84,420	2009	3,195
Euro	1,382	2010	(7)
Japanese Yen	47,866	2009	(2,019)
Japanese Yen	2,992	2010	(344)
Canadian Dollar	6,534	2009	—
Norwegian Kroner	852	2009	—
Swedish Krona	1,552	2009	—

Total	$155,447		$4,845

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Contract
	Amount
	(U.S. $	Maturity
December 31, 2007	Equivalent)	Date	Fair Value

Pounds Sterling	$1,447	2008	$306
Pounds Sterling	4,408	2009	89
Euro	102,660	2008	(3,684)
Euro	2,837	2009	(71)
Japanese Yen	39,939	2008	(396)
Japanese Yen	2,718	2009	(60)
Canadian Dollar	12,894	2008	—

Total	$166,903		$(3,816)

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of temporary cash investments, trade receivables and derivative instruments. We place our temporary cash investments and derivative instruments with a variety of high credit quality financial institutions, thereby minimizing exposure to concentration of credit risk. Credit risk with respect to trade receivables is limited due to the large number of customers included in our customer base.

5.	Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these assets and liabilities. Derivative assets and derivative liabilities are carried at fair value.

Effective January 1, 2008, the Company implemented SFAS 157, “Fair Value Measurements” relative to its financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually. However, pursuant to FASB Staff Position FAS 157-2 issued in February 2008, the Company has elected to defer implementation of SFAS 157 relative to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until its fiscal year beginning January 1, 2009. The Company’s partial adoption of SFAS 157 in the first quarter of 2008 did not have a material impact on the consolidated financial statements of the Company. The implementation of this standard, beginning in the first quarter of 2009, to our nonfinancial assets and liabilities remeasured on a non-recurring basis will impact the manner in which the Company will prospectively measure fair value primarily in its goodwill, indefinite-lived and long-lived asset impairment tests, as well as initial fair value measurements for new asset retirement obligations.

SFAS 157 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. For the year ended December 31, 2008, the Company did not have any financial assets or liabilities or nonfinancial assets or liabilities recognized or disclosed at fair value on a recurring basis for which significant unobservable inputs (Level 3) were used to

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure fair value. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

				Impact of
Description	Level 1	Level 2	Level 3	Netting	Total

Assets:
Derivative contracts	$—	$8,196	$—	$(613)	$7,583
Cash surrender value of life insurance	$—	$6,359	$—	$—	$6,359
Liabilities:
Derivative contracts	$—	$3,351	$—	$(613)	$2,738

The fair value of the derivative contracts in the table above is reported on a gross basis by level based on the fair value hierarchy with a corresponding adjustment for netting for financial statement presentation purposes, where appropriate. The derivative contracts above include $474 of assets included in other assets, net on our consolidated balance sheet and $352 of liabilities included in other long-term liabilities on our consolidated balance sheet. The Company often enters into derivative contracts with a single counterparty and certain of these contracts are covered under a master netting agreement. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates.

The cash surrender value of life insurance represents insurance contracts held as assets in a rabbi trust to fund the Company’s deferred compensation plan. These assets are included in other assets, net on our consolidated balance sheet. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants.

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

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2008	2007

Land and improvements	$501	$501
Building and improvements	48,511	51,691
Machinery and equipment	156,246	174,714
Lasts, patterns and dies	27,611	37,337

Total cost	232,869	264,243
Less: accumulated depreciation	(154,343)	(176,324)

Net property, plant and equipment	$78,526	$87,919

Depreciation expense was $28,005, $28,272 and $24,990 for the years ended December 31, 2008, 2007 and 2006, respectively.

7.	Acquisitions

On April 25, 2007, we acquired substantially all of the assets of IPATH, LLC, and put them into a newly formed subsidiary, IPATH Footwear Inc. (“IPATH”). IPATH designs, develops and markets skateboarding-inspired casual footwear, apparel and accessories. IPATH’s results are reported in our North America, Europe

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Asia segments from the date of acquisition. The purchase price was $12,588, subject to adjustment, including transaction fees. The Company completed its purchase price allocation related to the fair value of IPATH’s intangible assets as of December 31, 2007, and recorded $330 for net assets acquired, and allocated $4,570 of the purchase price to the value of trademarks associated with the business, $2,600 to customer related intangible assets, and $5,088 to goodwill. Goodwill and intangible assets related to the IPATH acquisition are recorded in our North America segment. The Company expects the goodwill to be deductible for tax purposes. During 2008, we received approximately $970 from the prior owners as a purchase price adjustment, which reduced the goodwill recorded.

On December 1, 2006, we acquired 100% of the stock of howies Limited (“howies”), a private company incorporated in England and Wales. howies is based in Cardigan Bay, Wales, and was founded in 1995. howies is an active sports apparel brand founded on the idea of designing and manufacturing clothing for the inspired action sports and outdoor customer. howies’ results of operations are included in our Europe segment from the date of acquisition. The purchase price consisted of an initial payment of $6,351, which includes the retirement of debt at closing and transaction fees. Under the purchase agreement, additional consideration of up to $4,500, based on current exchange rates, will be due based on the achievement of certain net sales and earnings levels in each year from 2007 to 2010. Two selling shareholders of howies, who are also employees, are eligible to earn additional consideration based on earnings levels for one annual period elected by the shareholders beginning with 2011, provided they are employed through 2011. We will estimate these potential payments beginning in 2011. The Company recorded $768 for net assets acquired, and allocated $5,582 of the purchase price to the value of trademarks associated with the business and $812 to customer related and other intangible assets. The excess of fair value over cost, as a result of contingent consideration issuable under the purchase agreement, is recorded in other long-term liabilities on our consolidated balance sheet. No contingent consideration is due with respect to sales and earnings levels achieved in 2008 or 2007.

8.	Goodwill and Other Intangible Assets

Intangible assets consist of trademarks and other intangible assets. Other intangible assets consist of customer, patent and non-competition related intangible assets.

Intangible assets consist of the following:

December 31,	2008			2007
		Accumulated	Net Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value

Trademarks (indefinite-lived)	$35,387	$—	$35,387	$39,900	$—	$39,900
Trademarks (finite-lived)	11,877	(4,530)	7,347	11,622	(4,543)	7,079
Other intangible assets (finite-lived)	10,790	(5,528)	5,262	11,227	(3,824)	7,403

Total	$58,054	$(10,058)	$47,996	$62,749	$(8,367)	$54,382

We amortize intangible assets with finite useful lives assuming no expected residual value. The weighted-average amortization period for all intangible assets subject to amortization was 8.6 and 8.3 years as of December 31, 2008 and 2007, respectively. The weighted-average amortization period for trademarks subject to amortization was 11.2 years and 10.9 years as of December 31, 2008 and 2007, respectively. The weighted-average amortization period for other intangible assets was 5.7 years and 5.6 years as of December 31, 2008 and 2007, respectively. Amortization expense related to all intangible assets was $3,366, $3,101 and $2,753 in 2008, 2007 and 2006, respectively. We estimate future amortization expense from intangible assets held as of December 31, 2008 to be $2,886, $2,479, $2,034, $1,198 and $597 in 2009, 2010, 2011, 2012 and 2013, respectively.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, we evaluated the useful life and carrying value of the GoLite indefinite-lived trademark in response to our decision to license the trademark to a third party. We concluded that the trademark no longer met the definition of an indefinite-lived intangible asset and began amortizing the trademark over a 10-year period, or the initial license term. We evaluated its carrying value using forecasts of undiscounted future cash flows and, during 2008, recorded $2,061 of impairment charges related to this intangible asset, which reduced its carrying value to approximately $1,000 at December 31, 2008. The charge is reflected in our Europe segment.

A summary of goodwill activity follows:

Year Ended December 31,	2008	2007

Balance at beginning of year	$44,840	$39,717
Additions from acquisitions	—	5,088
Other adjustments (See Note 7)	(970)	35

Balance at end of year	$43,870	$44,840

9.	Deferred Compensation Plan

On January 1, 2001, we established an irrevocable grantor’s trust to hold assets to fund benefit obligations under the Company’s Deferred Compensation Plan (the “Plan”). Our obligations under the Plan consist of our unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, (ii) additional amounts, if any, that we may, from time to time, credit to the Plan, and (iii) notional earnings on the foregoing amounts based upon investment elections made by the participants. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. The Plan assets, which reside in other assets, net on our consolidated balance sheets, were $6,361 and $9,818 as of December 31, 2008 and 2007, respectively. The decrease in the Plan assets is primarily related to non-cash losses in the value of the assets. The securities that comprise the Plan assets are Company-owned life insurance policies. These assets are subject to the claims of the general creditors of the Company in the event of insolvency. Our deferred compensation liability, which is included in other long-term liabilities on our consolidated balance sheet, was $4,967 and $9,110 as of December 31, 2008 and 2007, respectively.

10.	Credit Agreements

We have an unsecured committed revolving credit agreement with a group of banks which matures on June 2, 2011 (the “Agreement”). The Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100,000 for a total commitment of $300,000. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 0.8% as of December 31, 2008), plus an applicable margin of between 13.5 and 47.5 basis points, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2008, the applicable margin under the facility was 47.5 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100,000. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2008, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had uncommitted lines of credit available from certain banks totaling $30,000 as of December 31, 2008. Any borrowings under these lines would be at prevailing money market rates. Further, we had an uncommitted letter of credit facility of $80,000 to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or the Company.

As of December 31, 2008 and 2007, we had no borrowings outstanding under any of our credit facilities.

11.	Income Taxes

The components of income before taxes are as follows:

December 31,	2008	2007	2006

Domestic	$51,779	$47,680	$101,855
International	25,031	12,045	55,785

Total	$76,810	$59,725	$157,640

The components of the provision for income taxes are as follows:

December 31,	2008		2007		2006
	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$21,434	$3,983	$9,801	$(149)	$41,423	$(4,204)
State	3,648	774	3,210	(74)	7,402	330
Puerto Rico	—	—	—	—	2,470	(2,470)
Foreign	6,115	(2,050)	5,708	1,230	16,347	(4,863)

Total	$31,197	$2,707	$18,719	$1,007	$67,642	$(11,207)

The provision for income taxes differs from the amount computed using the statutory federal income tax rate of 35% due to the following:

December 31,	2008		2007		2006

Federal income tax at statutory rate	$26,884	35.0%	$20,904	35.0%	$55,174	35.0%
State taxes, net of applicable federal benefit	2,874	3.7	2,038	3.4	5,026	3.2
Foreign	(3,932)	(5.1)	2,775	4.6	(6,662)	(4.2)
Tax examination settlements	—	—	(8,970)	(15.0)	—	—
Uncertain tax positions	5,974	7.8	6,142	10.3	3,577	2.3
Other, net	2,104	2.7	(3,163)	(5.3)	(680)	(0.5)

Total	$33,904	44.1%	$19,726	33.0%	$56,435	35.8%

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following:

December 31,	2008		2007
	Assets	Liabilities	Assets	Liabilities

Current:
Inventory	$1,161	$—	$3,116	$—
Receivable allowances	9,045	—	10,003	—
Employee benefits accruals	2,094	—	1,971	—
Interest	3,897	—	1,810	—
Other	7,127	—	8,027	—

Total current	$23,324	$—	$24,927	$—

Non-current:
Accelerated depreciation and amortization	$—	$(2,758)	$—	$(499)
Tax credits on undistributed foreign earnings	1,571	—	1,699	—
Deferred compensation	4,105	—	5,626	—
Share-based compensation	7,110	—	5,717	—
Other	1,931	—	1,653	—
Net operating loss carry-forwards	5,375	—	4,242	—
Less valuation allowance	(4,430)	—	(3,995)	—

Total non-current	$15,662	$(2,758)	$14,942	$(499)

The valuation allowance relates to foreign net operating loss carry-forwards that may not be realized. The valuation allowance at December 31, 2008 of $4,430 includes approximately $900 provided for during 2008 relating primarily to net operating loss carry-forwards in Luxembourg. The valuation allowance at December 31, 2007 of $3,995 includes $3,014 provided for during 2007 relating primarily to net operating loss carry-forwards in Luxembourg.

Losses before income taxes from foreign operations were $(4,045), $(10,807) and $(9,004) for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the Company had $29,148 of foreign operating loss carry-forwards available to offset future foreign taxable income. Of these operating loss carry-forwards, $10,498 will expire in various years from 2012 through 2014, and $18,650 relates to operating loss carry-forwards that may be carried forward indefinitely.

As of December 31, 2008, the Company has indefinitely reinvested approximately $124,879 of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxes if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $24,278.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the total amount recorded for unrecognized tax benefits for the years ended December 31, 2008 and 2007:

	2008	2007

Unrecognized tax benefits at January 1	$19,046	$22,384
Gross increases — tax positions in prior period	824	1,832
Gross decreases — tax positions in prior period	(4)	(7,151)
Gross increases — current-period tax positions	4,317	3,465
Settlements	—	(1,157)
Lapse of statute of limitations	(432)	(327)

Unrecognized tax benefits at December 31	$23,751	$19,046

We had a $28,305 and $22,328 gross liability for uncertain tax positions and accrued interest and penalties included in other long-term liabilities on our balance sheet as of December 31, 2008 and 2007, respectively. We had a $443 gross liability for uncertain tax positions and accrued interest and penalties included in accrued income taxes payable on our balance sheet for December 31, 2008. Of the total gross liability at the end of 2008, $23,024 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

We recognize interest expense on the amount of taxes associated with our tax positions beginning in the first period in which interest starts accruing under the tax law, and continuing until the tax positions are settled. We classify interest associated with underpayments of taxes as income tax expense in our consolidated statement of income and in other long-term liabilities and in accrued income taxes payable on the consolidated balance sheet. The gross amount of interest expense included in our income tax provision was $1,714 and $1,650 for the year ended December 31, 2008 and 2007, respectively. The total amount of accrued interest included in other long-term liabilities as of December 31, 2008 and 2007 was $4,620 and $3,282, respectively. The total amount of interest included in accrued income taxes payable as of December 31, 2008 is $258.

If a tax position taken does not meet the minimum statutory threshold to avoid the payment of a penalty, an accrual for the amount of the penalty that may be imposed under the tax law is recorded. Penalties are classified as income tax expense in our consolidated statement of income and in other long-term liabilities on our consolidated balance sheet. There were penalties of $120 included in our income tax provision and accrued on our consolidated balance sheet as of and for the year ended December 31, 2008. There were no penalties included in our income tax provision or accrued on our consolidated balance sheet as of and for the year ended December 31, 2007.

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

In 2008, we did not conclude any audits. In 2007, we concluded audits in the United States and internationally which resulted in settlements of $1,157 and decreases in prior year tax positions of $6,697. It is reasonably possible that unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $10,000 by December 31, 2009 if audits are completed or tax years close during 2009.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity

Our Class A Common Stock and Class B Common Stock are identical in virtually all respects, except that shares of Class A Common Stock carry one vote per share, while shares of Class B Common Stock carry ten votes per share. In addition, holders of Class A Common Stock have the right, voting separately as a class, to elect 25% of the directors of the Company, and vote together with the holders of Class B Common Stock for the remaining directors. Class B Common Stock may be converted to Class A Common Stock on a one-for-one basis. In 2008, 214,500 shares of Class B Common Stock were converted to Class A Common Stock. In 2007, no shares of Class B Common Stock were converted to Class A Common Stock.

On August 12, 2005, our Board of Directors approved an additional repurchase of 2,000,000 shares of our Class A Common Stock. During 2006, we repurchased 1,475,580 shares under this authorization.

On February 7, 2006, our Board of Directors approved an additional repurchase of 6,000,000 shares of our Class A Common Stock. During 2008, 2007 and 2006, we repurchased 1,281,602, 2,264,383 and 2,454,015 shares under this authorization, respectively.

On March 10, 2008, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 1,431,098 for the year ended December 31, 2008. As of December 31, 2008, 4,568,902 shares remained under this authorization.

From time to time, we use plans adopted under Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, to facilitate share repurchases.

During 2008, certain employees surrendered restricted shares, valued at approximately $410, to the Company to satisfy tax withholding obligations.

13.	Share-based Compensation

The Company accounts for share-based compensation in accordance with SFAS 123(R), “Share-Based Payment,” which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company adopted the provisions of SFAS 123(R) in 2006 using the modified prospective application method. Under this method, compensation expense is recognized on all share-based awards granted prior to, but not yet vested as of, adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period, with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of, adoption, for which expense continues to be recognized on a graded schedule over the vesting period of the award. Under the provisions of SFAS 123(R), the Company is required to estimate the number of all share-based awards that will be forfeited. The Company uses historical data to estimate forfeitures.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation costs were recorded in Cost of good sold, Selling expense, General and administrative expense, and Restructuring and related costs as follows for the years ended December 31, 2008, 2007 and 2006:

December 31,	2008	2007	2006

Cost of goods sold	$1,385	$1,531	$2,843
Selling expense	4,529	4,756	10,720
General and administrative expense	2,604	3,212	6,047
Restructuring and related costs	—	(448)	—

Total	$8,518	$9,051	$19,610

The decrease in share-based compensation costs from 2006 to 2007 is due to the impact of forfeitures of nonvested shares due to executive departures, and a higher estimated forfeiture rate of stock options.

The Company received $1,875 in proceeds on the exercise of stock options under the Company’s stock option and employee stock purchase plans and recorded a tax benefit of $185 related to these stock option exercises during the year ended December 31, 2008.

Shares issued upon the exercise of stock options under the Company’s stock option and employee stock purchase plans are from authorized but unissued shares of the Company’s Class A Common Stock.

Stock Options

In February 2007, our Board of Directors adopted The Timberland Company 2007 Incentive Plan (the “2007 Plan”), which was subsequently approved by shareholders on May 17, 2007. The 2007 Plan was established to provide for grants of awards to key employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the Management Development and Compensation Committee of the Board of Directors (“MDCC”), are in a position to make significant contributions to the success of the Company and its affiliates. The 2007 Plan is intended to replace the Company’s 1997 Incentive Plan, as amended (the “1997 Plan”), and no new awards will be issued under the 1997 Plan. Awards under the 2007 Plan may take the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance awards, cash and other awards that are convertible into or otherwise based on, the Company’s stock. A maximum of 4,000,000 shares may be issued under the 2007 Plan, subject to adjustment as provided in the 2007 Plan. The 2007 Plan also contains limits with respect to the awards that can be made to any one person. Stock options granted under the 2007 Plan will be granted with an exercise price equal to fair market value at date of grant. All options expire ten years from date of grant. Awards granted under the 2007 Plan will become exercisable or vest as determined by the Administrator of the Plan.

In March 2008, the MDCC approved the terms of The Timberland Company 2008 Executive Long Term Incentive Program (“2008 LTIP”) with respect to equity awards to be made to certain Company executives, and in March 2008, the Board of Directors also approved the 2008 LTIP with respect to the Company’s Chief Executive Officer. The 2008 LTIP was established under the Company’s 2007 Incentive Plan. The awards are based on the achievement of certain net income goals for the Company for the twelve-month period from January 1, 2008 through December 31, 2008, with threshold, budget, target and maximum award values based on actual net income of the Company for 2008 equaling or exceeding specified percentages of budgeted net income. No awards shall be made unless the threshold goal is attained and in no event may the payout exceed 150% of the target award. The total potential grant date value of the maximum awards under the 2008 LTIP was $7,500. Awards earned under the 2008 LTIP were $1,453, and will be paid in early 2009. The awards will be settled 60% in stock options, subject to a three-year vesting schedule, and 40% in restricted stock, subject to a two-year vesting schedule. For purposes of the payout, the number of shares subject to the options will be

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the value of the option as of the date of issuance using the Black-Scholes option pricing model, and the number of restricted shares issued will be based on the fair market value of the Company’s Class A Common Stock on the date of issuance. Expense associated with grants under the 2008 LTIP is recognized using the graded attribution model. The Company had $352 included in accrued payroll and related expense related to these awards at December 31, 2008.

In February 2007, the MDCC approved the terms of The Timberland Company 2007 Executive Long Term Incentive Program (“2007 LTIP”) with respect to equity awards to be made to certain Company executives, and in February 2007 the Board of Directors also approved the 2007 LTIP with respect to the Company’s Chief Executive Officer. The 2007 LTIP was established under the 2007 Plan. The settlement of the awards was based on the achievement of net income targets for the twelve month period from January 1, 2007 through December 31, 2007. If the threshold performance goal, as defined in the 2007 LTIP, was not met, a minimum settlement was to be awarded. The threshold performance goal, as defined in the 2007 LTIP, was not met during 2007; therefore, the minimum settlement of $1,000 was awarded in the first quarter of 2008. The awards were settled 60% in stock options, which will vest equally over a three year vesting schedule, and 40% in restricted stock, which will vest equally over a two year vesting schedule. For purposes of the settlement, the number of shares subject to the options was based on the value of the option as of the date of issuance of the option using the Black-Scholes option pricing model, and the number of restricted shares issued was based on the fair market value of the Company’s stock on the date of issuance. Expense associated with grants under the 2008 LTIP is recognized using the graded attribution model.

Under the Company’s 1997 Plan, 16,000,000 shares of Class A Common Stock have been reserved for issuance to officers, directors and key employees. In addition to stock options, any of the following incentives may have been awarded to participants under the 1997 Plan: stock appreciation rights, nonvested shares, unrestricted stock, awards entitling the recipient to delivery in the future of Class A Common Stock or other securities, securities that are convertible into, or exchangeable for, shares of Class A Common Stock and cash bonuses. Option grants and vesting periods were determined by the MDCC. Outstanding stock options granted under the 1997 Plan were granted with an exercise price equal to fair market value at date of grant and become exercisable either in equal installments over three years, beginning one year after the grant date, or become exercisable two years after the grant date. Prior to 2007, most stock options granted under the 1997 Plan were exercisable in equal installments over four years. All options expire ten years after the grant date. Upon approval of the 2007 Plan, no new awards were issued under the 1997 Plan.

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

Options to purchase an aggregate of 3,110,208, 3,083,410, and 3,029,012 shares were exercisable under all option arrangements as of December 31, 2008, 2007 and 2006, respectively. Under the existing stock option plans, there were 3,121,365, 3,830,597 and 1,008,990 shares available for future grants as of December 31, 2008, 2007 and 2006, respectively.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock.

The expected term of options is estimated using the historical exercise behavior of employees and directors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve corresponding to the stock option’s average life.

Year Ended December 31,	2008	2007	2006

Expected volatility	32.2%	29.2%	30.1%
Risk-free interest rate	3.0%	4.6%	4.7%
Expected life (in years)	6.4	4.7	4.2
Expected dividends	—	—	—

The following summarizes transactions under all stock option arrangements for the year ended December 31, 2008:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Outstanding at January 1, 2008	4,614,603	$27.31
Granted	557,175	$15.40
Exercised	(83,000)	$10.19
Expired or forfeited	(925,150)	$27.45

Outstanding at December 31, 2008	4,163,628	$26.03	5.8	$345

Vested and expected to vest at December 31, 2008	3,985,174	$26.20	5.6	$342

Exercisable at December 31, 2008	3,110,208	$27.22	4.8	$333

The weighted-average grant date fair values per share of stock options granted, for which exercise price equals market value at the date of grant, were $5.73, $8.52 and $10.43 for the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic values of stock options exercised during the years ended December 31, 2008, 2007 and 2006 were $476, $5,032 and $12,698, respectively.

Total unrecognized share-based compensation expense related to nonvested stock options was $4,018 as of December 31, 2008. The cost is expected to be recognized over the weighted-average period of 1.2 years.

Nonvested Shares — Restricted Stock and Restricted Stock Units

As noted above, the Company’s 1997 Plan and 2007 Plan provide for grants of nonvested shares. Under the 1997 Plan, the Company generally granted restricted stock with a three year vesting period, which is the same as the contractual term. Under the 2007 Plan, restricted stock awards will vest equally over a two-year period and restricted stock units will vest equally over one to three-year periods. Expense is recognized over the award’s requisite service period, which begins on the first day of the measurement period and ends on the last day of the vesting period. The fair value of nonvested share grants is determined by the fair market value at the date of the grant.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s nonvested shares for the year ended December 31, 2008 are as follows:

		Weighted-		Weighted-
	Stock	Average Grant		Average Grant
	Awards	Date Fair Value	Stock Units	Date Fair Value

Nonvested at January 1, 2008	380,022	$28.82	—	$—
Awarded	27,210	14.70	210,050	14.48
Vested	(125,278)	33.77	—	—
Forfeited	(3,401)	14.70	(27,450)	14.70

Nonvested at December 31, 2008	278,553	$25.39	182,600	$14.45

The total fair value of stock awards vested during the years ended December 31, 2008, 2007 and 2006 was $1,913, $10,059 and $4,250, respectively.

Unrecognized compensation expense related to nonvested restricted stock awards was $1,009 as of December 31, 2008. The expense is expected to be recognized over a weighted-average period of 0.7 years. As of December 31, 2008, 278,553 nonvested stock awards, with a weighted average grant date fair value of $25.39, are expected to vest. Unrecognized compensation expense related to nonvested restricted stock units was $1,834 as of December 31, 2008. The expense is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2008, 146,271 nonvested stock units, with a weighted average grant date fair value of $14.45 are expected to vest in the future.

In February 2007, we announced that Kenneth P. Pucker, a former Executive Vice President and Chief Operating Officer, would be leaving the Company effective March 31, 2007. When Mr. Pucker left the Company, he vested in certain shares previously awarded under the Company’s incentive compensation plans and forfeited certain other shares awarded but not vested upon termination. An award, based on the achievement of a 2004 performance target, of 200,000 nonvested shares with a value of $7,904 was issued on July 5, 2005 and was to vest two years after that date. This award vested when he separated, per the terms of the award agreement. As part of our global reorganization, $593 was recorded as a restructuring charge, which represents the expense that would have been recorded for these shares in the second and third quarters of 2007 had Mr. Pucker remained with the Company. Additionally, upon his departure, Mr. Pucker forfeited 35,819 shares granted in March 2004 that would have cliff-vested in March 2008. The Company recorded a credit of approximately $792 in restructuring, reflecting the reversal of expense associated with these shares recorded through December 2006.

In September 2006, our Board of Directors approved an award of $1,000 of nonvested shares of Class A Common Stock under the Company’s 1997 Plan, based on the achievement of a revenue target over a twelve month measurement period from September 30, 2006 through September 28, 2007. During the first quarter of 2007, the Company determined that it was not probable that the target would be achieved and, accordingly, share-based compensation cost of $250 that was recorded in accrued payroll and related expenses on the consolidated balance sheet at December 31, 2006, was reversed.

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

left the Company. All of these shares are subject to restrictions on sale and transferability, a risk of forfeiture and certain other terms and conditions.

Through December 31, 2005, we recorded deferred compensation in stockholders’ equity on our consolidated balance sheet to reflect the unvested portion of nonvested share grants. Under the provisions of SFAS 123(R), we are no longer permitted to record deferred compensation in stockholders’ equity for the unvested portion of nonvested share grants. Accordingly, upon adoption of SFAS 123(R), the balance of deferred compensation was reduced to zero, resulting in an offsetting reduction to additional paid-in capital in the consolidated balance sheet.

Employee Stock Purchase Plan

Pursuant to the terms of our 1991 Employee Stock Purchase Plan, as amended (the “ESPP”), we are authorized to issue up to an aggregate of 2,400,000 shares of our Class A Common Stock to eligible employees electing to participate in the ESPP. Eligible employees may contribute, through payroll withholdings, from 2% to 10% of their regular base compensation during six-month participation periods beginning January 1 and July 1 of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Class A Common Stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower.

The fair value of the ESPP purchase rights was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions in the following table. Expected volatility is based on the six-month participation period (the option’s contractual and expected life). The risk-free interest rate is based on the six-month U.S. Treasury rate.

Year Ended December 31,	2008	2007	2006

Expected volatility	49.6%	24.7%	30.9%
Risk-free interest rate	2.8%	5.1%	4.8%
Expected life (in months)	6	6	6
Expected dividends	—	—	—

Employee purchases totaled 87,365, 80,151 and 84,685 shares in 2008, 2007 and 2006, respectively, at prices ranging from $9.82 to $22.40 per share. As of December 31, 2008, a total of 68,139 shares were available for future purchases. The weighted-average fair values of the Company’s ESPP purchase rights were approximately $4.65, $6.42 and $6.97 per share for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, all ESP Plan compensation expense was recognized as all ESP Plan awards were vested.

14.	Cash Incentive Awards

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

In September 2006, our Board of Directors approved a $2,000 cash incentive award to be issued in 2007 based on the achievement of a revenue target over a twelve month measurement period from September 30, 2006 through September 28, 2007. During the first quarter of 2007, the Company determined that it was not probable that the target would be achieved and, accordingly, it reversed $500 that was recorded in accrued payroll and related expenses on the consolidated balance sheet at December 31, 2006.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2005, our Board of Directors approved a cash incentive award of $1,250, based on the achievement of a performance target over a one year measurement period from January 1, 2005 through December 31, 2005. This award was recorded in accrued payroll and related expense on the consolidated balance sheet as of December 31, 2006 and paid in March 2007.

In 2004, our Board of Directors approved a cash incentive award of up to $3,000 which would have been paid in 2007. However, the performance target on which the award was based was not achieved over the three year measurement period from January 1, 2004 through December 31, 2006. Accordingly, in 2006, the Company reversed the $1,908 accrual for this award which was included in deferred compensation and other long-term liabilities on the consolidated balance sheet as of December 31, 2005.

15.	Business Segments and Geographic Information

Historically, the Company had reported its results in three reportable segments: U.S. Wholesale, U.S. Consumer Direct and International. In the first quarter of 2008, the Company changed the composition of its reportable segments to North America, Europe and Asia, whereby the financial results of the Company’s Canadian business, previously included in the International segment, are included in the North America segment and Europe and Asia are separated. The composition of segments is consistent with that used by the Company’s chief operating decision maker. Prior period comparative segment information has been adjusted to be consistent with the 2008 segment definitions.

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

The Unallocated Corporate component of segment reporting consists primarily of corporate support and administrative functions, costs related to share-based compensation, United States distribution expenses, global marketing support expenses, worldwide product development and other costs incurred in support of Company-wide activities. Unallocated Corporate also includes total other income/(expense), net, which is comprised of interest income, interest expense and other miscellaneous income/(expense), net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives not accounted for as hedges and the timing and settlement of local currency denominated assets and liabilities and other miscellaneous non-operating income/(expense). Such income/(expense) is not allocated among the reportable business segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on revenue and operating income. Intersegment revenues, which are eliminated in consolidation, are not material. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, manufacturing/sourcing assets, computers and related equipment, and United States transportation and distribution equipment.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the segment information as of and for the years ended December 31, 2008, 2007 and 2006, respectively:

	North			Unallocated
	America	Europe	Asia	Corporate	Consolidated

2008
Revenue	$652,435	$553,044	$159,071	$—	$1,364,550
Operating income/(loss)	134,174	84,835	3,007	(152,380)	69,636
Interest income	—	—	—	2,371	2,371
Interest expense	—	—	—	(652)	(652)
Other, net	—	—	—	5,455	5,455

Income/(loss) before income taxes	$134,174	$84,835	$3,007	$(145,206)	$76,810

Total assets	$265,862	$267,947	$115,880	$199,710	$849,399
Goodwill	36,876	6,994	—	—	43,870
Expenditures for capital additions	4,532	5,632	1,707	10,445	22,316
Depreciation and amortization	5,496	7,382	2,588	16,879	32,345

	North			Unallocated
	America	Europe	Asia	Corporate	Consolidated

2007
Revenue	$728,187	$552,725	$155,539	$—	$1,436,451
Operating income/(loss)	122,166	84,126	7,503	(154,616)	59,179
Interest income	—	—	—	2,545	2,545
Interest expense	—	—	—	(1,710)	(1,710)
Other, net	—	—	—	(289)	(289)

Income/(loss) before income taxes	$122,166	$84,126	$7,503	$(154,070)	$59,725

Total assets	$309,724	$275,950	$71,966	$178,705	$836,345
Goodwill	37,846	6,994	—	—	44,840
Expenditures for capital additions	6,495	13,467	2,697	7,820	30,479
Depreciation and amortization	5,395	6,800	2,751	16,361	31,307

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North			Unallocated
	America	Europe	Asia	Corporate	Consolidated

2006
Revenue	$870,156	$552,673	$144,790	$—	$1,567,619
Operating income/(loss)	198,995	129,159	8,380	(173,898)	162,636
Interest income	—	—	—	2,665	2,665
Interest expense	—	—	—	(1,699)	(1,699)
Other, net	—	—	—	(5,962)	(5,962)

Income/(loss) before income taxes	$198,995	$129,159	$8,380	$(178,894)	$157,640

Total assets	$295,187	$292,459	$74,257	$198,474	$860,377
Goodwill	32,539	7,178	—	—	39,717
Expenditures for capital additions	7,745	12,858	3,653	12,334	36,590
Depreciation and amortization	5,290	5,000	2,790	14,805	27,885

The following summarizes our operations in different geographic areas for the years ended December 31, 2008, 2007 and 2006, respectively:

	United			Other
	States	Europe	Asia	Foreign	Consolidated

2008
Revenue	$615,897	$527,429	$159,580	$61,644	$1,364,550
Long-lived assets	138,376	35,360	2,347	4,885	180,968
2007
Revenue	$691,838	$530,312	$155,810	$58,491	$1,436,451
Long-lived assets	147,508	44,428	2,904	4,897	199,737
2006
Revenue	$837,694	$531,885	$145,435	$52,605	$1,567,619
Long-lived assets	141,156	41,837	5,150	4,910	193,053

Other Foreign revenue above consists of revenue in Canada, the Middle East, Latin America and Africa. The prior year disclosures, which classified the Middle East in Europe, have been reclassified to conform to this presentation. Revenues from external customers are reflected in the geographic regions based on where the products are sold. Licensing revenue, which is included in our North America reporting segment, has been allocated to the geographic regions above based on where the products are sold.

Long-lived assets in the table above include property, plant and equipment, goodwill, intangible assets, net and other assets, net. Other Foreign assets consist primarily of the Company’s manufacturing assets in the Caribbean.

For segment reporting, Canada is included in our North America segment. The Middle East, Latin America and Africa are included in our Europe segment.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes our revenue by product group for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006

Footwear	$974,326	$1,004,808	$1,126,931
Apparel and accessories	367,032	411,620	422,435
Royalty and other	23,192	20,023	18,253

Total	$1,364,550	$1,436,451	$1,567,619

16.	Retirement Plans

We maintain a contributory 401(k) Retirement Earnings Plan (the “401(k) Plan”) for eligible salaried and hourly employees who are at least 18 years of age. Under the provisions of the 401(k) Plan, employees may contribute up to 40% of their base salary up to certain limits. The 401(k) Plan provides for Company matching contributions not to exceed 3% of the employee’s compensation or, if less, 50% of the employee’s contribution. Vesting of our contribution begins at 25% after one year of service and increases by 25% each year until full vesting occurs. We maintain a non-contributory profit sharing plan for eligible hourly employees not covered by the 401(k) Plan. Our contribution expense under all retirement plans was $1,648, $1,912 and $1,941 in 2008, 2007 and 2006, respectively.

17.	Restructuring and Related Costs

The Company incurred net restructuring and related charges of $925, $24,659 and $3,868 in the years ended 2008, 2007 and 2006, respectively. The components of these charges are discussed below.

Global Efficiency Review

As part of our ongoing initiative to rationalize our operating expense structure, in the fourth quarter of 2007, we undertook a review of each function in our entire global organization and announced plans to transition to a reorganized, more efficient organization. This included changes to the U.S. sales team, a streamlined global product development organization, and reorganized support organizations around the globe. We incurred a net restructuring charge of approximately $28 in 2008 and $6,800 in the fourth quarter of 2007, primarily related to severance. In 2008, charges/(credits) of $400, $(276) and $(94), were recorded in the Unallocated Corporate, Europe, and North America segments, respectively. In 2007, charges of $3,100, $2,200, $1,100 and $400 were reported in the Unallocated Corporate, Europe, North America and Asia segments, respectively. Cash payments associated with this plan are expected to continue through the first half of 2009.

Global Retail Portfolio Review

During the third quarter of 2007, we announced our decision to close approximately 40, principally larger, specialty retail stores in the U.S., Europe and Asia, along with several underperforming U.S. factory outlet stores. This action was consistent with the Company’s plan to continue to develop smaller, footwear-focused stores in the U.S. and certain international markets. We closed 41 stores by the end of 2008, and expect 3 additional store closures to occur in the first half of 2009. Six stores identified under the original plan will remain open. The Company evaluated the carrying value of property and equipment related to the stores to be closed using estimates of future operating results and undiscounted cash flows. A liability is recorded for lease termination costs when the Company terminates the lease contract in accordance with the contract terms or has negotiated a termination with the counterparty. For the year ended December 31, 2008, the Company recorded total net restructuring charges of $1,170. The Asia segment incurred lease termination costs of $720 and severance and related costs for field employees of $370; the North America segment incurred $550 for

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease termination costs and credits of $(20) for severance and related costs for field employees; and the Europe segment recorded lease termination costs of $270 and credits related to severance and related costs for field employees of $(720). For the year ended December 31, 2007, the Company recorded total net restructuring charges of $10,400, of which the North America segment incurred restructuring charges of $7,500, comprised of impairment charges related to property and equipment of $3,900, $2,100 for lease termination costs, and severance and related costs for field employees of $1,500; the Europe segment incurred impairment charges related to property and equipment of $1,100 and severance and related costs for field employees of $800; and the Asia segment incurred impairment charges related to property and equipment of $800 and severance and related costs for field employees of $200. Additional charges and cash payments associated with the closure of the remaining stores identified under the program are expected to be recorded in the first half of 2009 and are not expected to be material.

North American Apparel Licensing

During the first quarter of 2007, we entered into a five year licensing agreement with Phillips-Van Heusen for the design, sourcing and marketing of men’s and women’s apparel in North America under the Timberland® brand, beginning with the Fall 2008 line. We incurred a restructuring charge of $3,111 in our North America segment in the year ended December 31, 2007 to reflect employee severance, outplacement services and asset disposal costs associated with the implementation of this strategy. During 2008 we recorded credits of $(121) related to this program. Cash payments associated with this plan are expected to continue through the first half of 2009.

Executive Departure

During the first quarter of 2007, we also announced that Kenneth P. Pucker, a former Executive Vice President and Chief Operating Officer, would be leaving the Company effective March 31, 2007. Mr. Pucker entered into a separation agreement with the Company, which provided for a cash payment and, pursuant to a prior award agreement, the vesting of certain shares previously awarded under the Company’s incentive compensation plans. In connection with our Global Reorganization discussed below, the Company recorded a restructuring charge of approximately $3,593 in the first quarter of 2007 to record these costs. Additionally, a credit of approximately $792 was recorded to restructuring associated with the forfeiture of other shares awarded to Mr. Pucker but not vested upon termination. See Note 13 to our consolidated financial statements for details of the impact of share-based awards included in this restructuring charge. Of the total charge, $3,000 was a cash item that was paid in the second quarter of 2007. The remaining $593 charge and the $(792) credit were recorded as a net reduction to equity. The total net charge of $2,801 is reflected in our Unallocated Corporate component for segment reporting.

Global Reorganization

During the fourth quarter of 2006, the Company announced a global reorganization to better align our organizational structure with our key consumer categories. During the year ended December 31, 2007, we incurred charges of $1,602, of which approximately $1,400 is included in our Europe segment and $200 is included in Unallocated Corporate, for severance and employment related items. In 2006, we recorded $2,969, which is primarily included in Unallocated Corporate, for severance and employment related items. This restructuring plan was completed in 2008.

European Shared Service Center

During the first quarter of 2006, we initiated a plan to create a European finance shared service center in Schaffhausen, Switzerland. This shared service center is responsible for all transactional and statutory financial activities that had previously been performed by our locally based finance organizations. During the year

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2006, we recorded charges in connection with this restructuring plan of $677. This restructuring plan was completed in 2007.

Puerto Rico Manufacturing Facility

During fiscal 2005, the Company consolidated its Caribbean manufacturing operations. We ceased operations in our Puerto Rico manufacturing facility and expanded our manufacturing volume in the Dominican Republic. The Puerto Rico closure was completed in the second quarter of 2006. Severance and employee related charges/(credits), as well as other fees associated with the closure of the facility, recorded in connection with this restructuring plan were $(152) in the year ended December 31, 2008 and $222 in the year ended December 31, 2006. This restructuring plan was completed in 2008.

The following table sets forth the cash components of our restructuring reserve activity for the years ended December 31, 2008 and 2007. The non-cash components and other amounts reported as restructuring and related costs in the consolidated statement of income have been summarized in the notes to the tables.

	Liability at	2008		Liability at
	December 31,	Charges and	2008	December 31,
	2007	(Credits)	Cash Payments	2008

Restructuring Program
Global Efficiency Review	$5,638	$28	$(5,570)	$96
Global Retail Portfolio Review	2,470	1,170	(3,498)	142
North American Apparel Licensing	1,171	(121)	(948)	102
Global Reorganization	33	—	(33)	—
Puerto Rico Manufacturing Facility	160	(152)	(8)	—

Totals	$9,472	$925	$(10,057)	$340

	Liability at	2007		Liability at
	December 31,	Charges and	2007	December 31,
	2006	(Credits)(a)	Cash Payments	2007

Restructuring Program
Global Efficiency Review	$—	$7,001	$(1,363)	$5,638
Global Retail Portfolio Review	—	4,623	(2,153)	2,470
North American Apparel Licensing	—	3,111	(1,940)	1,171
Global Reorganization	2,969	4,602	(7,538)	33
European Shared Service Center	368	—	(368)	—
Puerto Rico Manufacturing Facility	475	—	(315)	160

Totals	$3,812	$19,337	$(13,677)	$9,472

(a)	The charges in the restructuring reserve table above exclude a net non-cash credit of approximately $450 related to the vesting and forfeiture of certain shares, which was recorded as a reduction to equity, and $5,800 of non-cash impairment charges, which were recorded as a reduction to property, plant and equipment, related to property and equipment associated with stores closing as a result of the Global Retail Portfolio Review in the third quarter of 2007.

Charges and credits in the tables above consist primarily of severance, health benefits and other employee related costs. The cash payments in the table above are principally comprised of severance and related costs.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Commitments and Contingencies

Leases

We lease our corporate headquarters facility and other management offices, manufacturing facilities, retail stores, showrooms, two distribution facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2021. Minimum commitments associated with retail stores that will be closing as part of our Global Retail Portfolio Review have been included as per the terms of the original lease, unless the early lease termination documents had been executed. The approximate minimum rental commitments under all non-cancelable leases as of December 31, 2008 are as follows:

2009	$49,125
2010	38,818
2011	30,671
2012	22,746
2013	19,199
Thereafter	41,598

Total	$202,157

Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require us to pay real estate taxes, maintenance and other expenses. The aggregate base rent obligation for a lease is expensed on a straight-line basis over the term of the lease. Base rent expense for all operating leases was $58,338, $57,732 and $50,921 for the years ended December 31, 2008, 2007 and 2006, respectively. Percentage rent, based on sales levels, for the years ended December 31, 2008, 2007 and 2006 was $10,213, $10,597 and $10,370, respectively.

Product Recall

In the third quarter of 2007, the Company announced the voluntary recall of certain Timberland PRO® Direct Attach Steel Toe Series products due to a potential safety issue. The Company recorded a charge of $2,765 in the third quarter ended September 28, 2007 related to the recall based on an estimate of retailer inventory returns and consumer product replacement costs. In the fourth quarter of 2007, the Company reversed $1,067 of expense, as actual returns were lower than estimated, and incurred incremental air freight and other costs associated with the recall of approximately $435. As of December 31, 2008, there were no reserves remaining related to the recall.

Litigation

We are involved in various legal matters, including litigation, that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our business or our consolidated financial statements. In December 2008, we settled certain litigation involving infringement of our intellectual property rights by a third party, which resulted in a pre-tax gain of approximately $2,630. The cash associated with the settlement was received in 2007.

19.	Subsequent Event

In February 2009, we received notification that our U.S. federal tax examinations for 2006 and 2007 had been completed. Accordingly, in the first quarter of 2009, we will reverse approximately $6,000 of accruals related to uncertain tax positions.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Timberland’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Timberland’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, management believes that Timberland’s internal control over financial reporting was effective as of the end of the period covered by this report.

Timberland’s independent registered public accounting firm has issued their report on the effectiveness of Timberland’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire

We have audited the internal control over financial reporting of The Timberland Company and subsidiaries (the “Company”) as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 2, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the information set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K and to the information under the captions “Required Votes and Method of Tabulation”, “Item 1. Election of Directors”, “Information with Respect to Nominees”, “Corporate Governance and Code of Ethics”, “The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement (the “2009 Proxy Statement”) relating to our 2009 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2008, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Please refer to the information set forth under the captions “Directors’ Compensation for Fiscal Year 2008”, “Executive Compensation” and all sub-captions thereunder, and “Compensation Committee Interlocks and Insider Participation” in our 2009 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Please refer to the information set forth under the captions “Equity Compensation Plan Information”, and “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Please refer to the information set forth under the captions “Board Independence”, “The Audit Committee” (introductory paragraph), and “Certain Relationships and Related Transactions” in our 2009 Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the information set forth under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval of Audit and Non-Audit Services” in our 2009 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS.  The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K and appear on the pages shown below:

Form 10-K Page

Report of Independent Registered Public Accounting Firm	44
Consolidated Balance Sheets as of December 31, 2008 and 2007	45
For the years ended December 31, 2008, 2007 and 2006:
Consolidated Statements of Income	46
Consolidated Statements of Changes in Stockholders’ Equity	47
Consolidated Statements of Cash Flows	48
Notes to Consolidated Financial Statements	49-76

(a)(2) FINANCIAL STATEMENT SCHEDULE.  The following additional financial data appearing on the pages shown below should be read in conjunction with the consolidated financial statements:

Form 10-K Page

Schedule II — Valuation and Qualifying Accounts	84

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
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987(8)
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987(8)
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000(8)
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001(9)
3.2	Amended and restated By-Laws, dated February 28, 2007(7)
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Revised specimen stock certificate for shares of the Company’s Class A Common Stock(15)
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)
10.2	(a) The Company’s 1987 Stock Option Plan, as amended(3)
(b) The Company’s 1997 Incentive Plan, as amended(10)
10.3	The Company’s 1991 Employee Stock Purchase Plan, as amended(5)
10.4	(a) The Company’s 1991 Stock Option Plan for Non-Employee Directors(6)
(b) Amendment No. 1 dated December 7, 2000(8)
10.5	The Company’s 2001 Non-Employee Directors Stock Plan, as amended(13)
10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, as approved on December 2, 2004 (12)

Exhibit	Description

10.7	The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.8	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.9	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005(14)
10.10	Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent(11)
10.11	First Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of September 4, 2007 among The Timberland Company, certain lending institutions listed therein and Bank of America, N.A., as a lender and as administrative agent.(16)
10.12	The Timberland Company Deferred Compensation Plan, as amended(2)
10.13	Amended and Restated Change of Control Severance Agreement(4)
10.14	The Timberland Company 2007 Executive Long Term Incentive Program(17)
10.15	The Timberland Company 2007 Incentive Plan(18)
10.16	Summary of Timberland Key Employee Engagement Program, dated February 28, 2007(2)
10.17	The Timberland Company 2008 Executive Long Term Incentive Program(19)
(21)	SUBSIDIARIES
21.1	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

(1)	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(3)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on December 22, 2008, and incorporated herein by reference.

(5)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

(6)	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9)	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

(10)	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(15)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on March 1, 2007), and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMBERLAND COMPANY

March 2, 2009

By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIDNEY W. SWARTZ Sidney W. Swartz	Chairman of the Board and Director	March 2, 2009

/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ JOHN D. CRIMMINS, III John D. Crimmins, III	Chief Financial Officer and Vice President Finance	March 2, 2009

/s/ JOHN J. FITZGERALD, JR. John J. Fitzgerald, Jr.	Chief Accounting Officer and Vice President, Corporate Controller	March 2, 2009

/s/ IAN W. DIERY Ian W. Diery	Director	March 2, 2009

/s/ IRENE M. ESTEVES Irene M. Esteves	Director	March 2, 2009

/s/ JOHN A. FITZSIMMONS John A. Fitzsimmons	Director	March 2, 2009

/s/ VIRGINIA H. KENT Virginia H. Kent	Director	March 2, 2009

/s/ KENNETH T. LOMBARD Kenneth T. Lombard	Director	March 2, 2009

/s/ EDWARD W. MONEYPENNY Edward W. Moneypenny	Director	March 2, 2009

/s/ PETER R. MOORE Peter R. Moore	Director	March 2, 2009

/s/ BILL SHORE Bill Shore	Director	March 2, 2009

/s/ TERDEMA L. USSERY, II Terdema L. Ussery, II	Director	March 2, 2009

SCHEDULE II

THE TIMBERLAND COMPANY
VALUATION AND QUALIFYING ACCOUNTS

				Deductions
	Balance at	Additions	Charged	Write-Offs,	Balance at
	Beginning	Charged to	to Other	Net of	End of
Description	of Period	Costs and Expenses	Accounts(a)	Recoveries	Period
	(Dollars in thousands)

Allowance for doubtful accounts:
Years ended:
December 31, 2008	$14,762	$7,575	$(636)	$7,219	$14,482
December 31, 2007	12,493	7,406	637	5,774	14,762
December 31, 2006	8,755	5,661	546	2,469	12,493

(a)	Impact of foreign exchange rate changes

Timberland, the Tree Design logo, 24/7 Comfort Suspension, the 24/7 Comfort Suspension logo, Air Raider, Amorphic Suspension, Balm Proofer, Boot Sauce, B.S.F.P., Cast-Bond, ClimatePath, Coconut Honeycomb Tech, Comforia, the Comforia logo, Earthkeepers, EasyDry, Endoskeleton, Ergomorphic, Ever-Guard, Follow Your Path, Free to GoLite, GoLite, the GoLite logo, Green Index, Gripstick, GSR, howies, the howies logo, the I logo, Independent Suspension Network, IntraMet, IPATH, the IPATH logo, ISN, the ISN logo, Isomorphic Suspension, Jackson Mountain, Ladder Lock, Made To Work, Make it better, Measure Up, Mountain Athletics, NEOform, Path of Service, PhD, PowerFit, the Powerfit logo, PreciseFit, the PreciseFit logo, the PRO logo, PRO 24/7, PRO 24/7 Comfort Suspension, the PRO 24/7 logo, Renewbuck, SafeGrip, Smart Comfort, the Smart Comfort logo, SmartPrint, Leave My SmartPrint, Smart Basket, SmartWool, the SmartWool logo, Start Small, Think Big, Splash Blaster, the Splash Blaster logo, TBL, Timberland Boot Company, Timberland PRO, TiTAN, Trail Grip, Weathergear, Waximum, Whole Body Stability, Woolbeing, Woolology and WOW Technology are trademarks of The Timberland Company or its affiliated companies. Green Rubber is a trademark of Elastomer Technologies Ltd. Gore-Tex is a trademark of W.L. Gore & Associates, Inc. Ströbel is a trademark of Ströbel Und Söhne GmbH & Co. All other trademarks or logos used in this Annual Report on Form 10-K are the property of their respective owners.

© 2009 The Timberland Company
All Rights Reserved

EXHIBIT INDEX

Exhibit	Description

(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a) Restated Certificate of Incorporation dated May 14, 1987(8)
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987(8)
(c) Certificate of Ownership merging The Nathan Company into The Timberland Company dated July 31, 1987(8)
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000(8)
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001(9)
3.2	Amended and restated By-Laws, dated February 28, 2007(7)
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Revised specimen stock certificate for shares of the Company’s Class A Common Stock(15)
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)
10.2	(a) The Company’s 1987 Stock Option Plan, as amended(3)
(b) The Company’s 1997 Incentive Plan, as amended(10)
10.3	The Company’s 1991 Employee Stock Purchase Plan, as amended(5)
10.4	(a) The Company’s 1991 Stock Option Plan for Non-Employee Directors(6)
(b) Amendment No. 1 dated December 7, 2000(8)
10.5	The Company’s 2001 Non-Employee Directors Stock Plan, as amended(13)
10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, as approved on December 2, 2004 (12)
10.7	The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.8	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.9	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005(14)
10.10	Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent(11)
10.11	First Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of September 4, 2007 among The Timberland Company, certain lending institutions listed therein and Bank of America, N.A., as a lender and as administrative agent.(16)
10.12	The Timberland Company Deferred Compensation Plan, as amended(2)
10.13	Amended and Restated Change of Control Severance Agreement (4)
10.14	The Timberland Company 2007 Executive Long Term Incentive Program(17)
10.15	The Timberland Company 2007 Incentive Plan(18)
10.16	Summary of Timberland Key Employee Engagement Program, dated February 28, 2007(2)
10.17	The Timberland Company 2008 Executive Long Term Incentive Program(19)
(21)	SUBSIDIARIES
21.1	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS

Exhibit	Description

32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

(1)	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(3)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60457, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on December 22, 2008, and incorporated herein by reference.

(5)	Filed on June 21, 1995, as an exhibit to Registration Statement on Form S-8, numbered 33-60459, and incorporated herein by reference.

(6)	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9)	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

(10)	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed on December 7, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(15)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on March 1, 2007) and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2008, and incorporated herein by reference.