Form 10-Q
period 2009-04-03
TIMBERLAND CO
filed 2009-05-08
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2009
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
☑ Yes       ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes       ☐ No
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
☐ Yes       ☑ No
On May 1, 2009, 45,311,957 shares of the registrant’s Class A Common Stock were outstanding and 11,529,160 shares of the registrant’s Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q

Page(s)
Part I — Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets - April 3, 2009, December 31, 2008 and March 28, 2008	3

Unaudited Condensed Consolidated Statements of Operations - For the Quarters Ended April 3, 2009 and March 28, 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows - For the Quarters Ended April 3, 2009 and March 28, 2008	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

Part II — Other Information

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	27

Signatures	28

Exhibit Index	29

Exhibits	30-54
EX-10.1 THE TIMBERLAND COMPANY LONG TERM INCENTIVE PROGRAM
EX-10.2 FORM OF PERFORMANCE STOCK UNIT AGREEMENT
EX-10.3 FORM OF PERFORMANCE VESTED STOCK OPTION AGREEMENT
EX-10.4 FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT
EX-10.5 FORM OF RESTRICTED STOCK UNIT AGREEMENT
EX-10.6 FORM OF RESTRICTED STOCK AWARD AGREEMENT
EX-10.7 SUMMARY OF NON-EMPLOYEE DIRECTOR COMPENSATION
EX-31.1 SECTION 302 CERTIFICATION OF PEO
EX-31.2 SECTION 302 CERTIFICATION OF PFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. As discussed in the sections entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 (our “Annual Report on Form 10-K”) and “Forward Looking Information” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic reports filed with the Securities and Exchange Commission, in our annual report to shareholders, in our proxy statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. We encourage you to refer to our Annual Report on Form 10-K and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q to carefully consider these risks, uncertainties and assumptions. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 3,	December 31,	March 28,
	2009	2008	2008
Assets
Current assets
Cash and equivalents	$159,195	$217,189	$134,829
Accounts receivable, net of allowance for doubtful accounts of $13,239 at April 3, 2009, $14,482 at December 31, 2008 and $16,717 at March 28, 2008	172,280	168,666	201,786
Inventory, net	162,783	179,688	180,177
Prepaid expense	37,576	37,139	42,019
Prepaid income taxes	16,752	16,687	20,196
Deferred income taxes	21,974	23,425	22,749
Derivative assets	4,886	7,109	—

Total current assets	575,446	649,903	601,756

Property, plant and equipment, net	74,576	78,526	86,461
Deferred income taxes	17,204	18,528	19,075
Goodwill	43,870	43,870	44,840
Intangible assets, net	46,512	47,996	53,588
Other assets, net	10,423	10,576	10,453

Total assets	$768,031	$849,399	$816,173

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$56,159	$96,901	$63,427
Accrued expense
Payroll and related	18,966	32,587	30,085
Other	61,309	79,503	65,250
Income taxes payable	17,841	20,697	15,321
Deferred income taxes	184	—	—
Derivative liabilities	1,212	2,386	9,257

Total current liabilities	155,671	232,074	183,340

Other long-term liabilities	33,398	40,787	40,431
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 73,997,343 shares issued at April 3, 2009, 73,806,026 shares issued at December 31, 2008 and 73,471,161 shares issued at March 28, 2008	740	738	735
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,529,160 shares issued and outstanding at April 3, 2009 and December 31, 2008 and 11,743,660 shares issued and outstanding at March 28, 2008	115	115	117
Additional paid-in capital	261,901	260,267	253,210
Retained earnings	933,916	918,039	893,172
Accumulated other comprehensive income	7,635	12,543	24,808
Treasury Stock at cost; 28,685,386 Class A shares at April 3, 2009, 27,766,651 Class A shares at December 31, 2008 and 25,692,294 Class A shares at March 28, 2008	(625,345)	(615,164)	(579,640)

Total stockholders’ equity	578,962	576,538	592,402

Total liabilities and stockholders’ equity	$768,031	$849,399	$816,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Quarter Ended
	April 3, 2009	March 28, 2008
Revenue	$296,648	$340,402
Cost of goods sold	159,959	182,798

Gross profit	136,689	157,604

Operating expense
Selling	92,268	106,122
General and administrative	25,417	27,688
Impairment of intangible asset	925	—
Restructuring and related (credits)/costs	(104)	552

Total operating expense	118,506	134,362

Operating income	18,183	23,242

Other income/(expense)
Interest income	440	854
Interest expense	(121)	(286)
Other income/(expense), net	(663)	5,762

Total other income/(expense), net	(344)	6,330

Income before provision for income taxes	17,839	29,572

Provision for income taxes	1,962	11,533

Net income	$15,877	$18,039

Earnings per share
Basic	$.28	$.30
Diluted	$.27	$.30
Weighted-average shares outstanding
Basic	57,108	59,618
Diluted	57,802	60,016
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Quarter Ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities:
Net income	$15,877	$18,039
Adjustments to reconcile net income to net cash (used)/provided by operating activities:
Deferred income taxes	2,215	2,554
Share-based compensation	811	1,539
Depreciation and other amortization	7,141	8,046
Provision for losses on accounts receivable	1,912	1,389
Provision for intangible asset impairment	925	—
Tax benefit/(expense) from share-based compensation, net of excess benefit	(295)	151
Unrealized (gain)/loss on derivatives	34	(21)
Other non-cash charges, net	828	520
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(7,925)	(6,539)
Inventory	16,656	24,086
Prepaid expense	(1,652)	1,617
Accounts payable	(40,269)	(23,644)
Accrued expense	(31,261)	(18,023)
Prepaid income taxes	(65)	(2,835)
Income taxes payable	(9,040)	(2,544)
Other liabilities	(201)	(1,572)

Net cash (used)/provided by operating activities	(44,309)	2,763

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(1,516)	—
Additions to property, plant and equipment	(2,838)	(4,116)
Other	(61)	2,170

Net cash used by investing activities	(4,415)	(1,946)

Cash flows from financing activities:
Common stock repurchases	(9,127)	(10,152)
Issuance of common stock	670	453
Excess tax benefit from share-based compensation	99	122
Other	(170)	—

Net cash used by financing activities	(8,528)	(9,577)

Effect of exchange rate changes on cash and equivalents	(742)	315

Net decrease in cash and equivalents	(57,994)	(8,445)
Cash and equivalents at beginning of period	217,189	143,274

Cash and equivalents at end of period	$159,195	$134,829

Supplemental disclosures of cash flow information:
Interest paid	$156	$81
Income taxes paid	$8,311	$14,484
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “its”, “Timberland” or the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
The financial statements included in this Quarterly Report on Form 10-Q are unaudited, but in the opinion of management, such financial statements include the adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and changes in cash flows for the interim periods presented. The results reported in these financial statements are not necessarily indicative of the results that may be expected for the full year due, in part, to seasonal factors. Historically, our revenue has been more heavily weighted to the second half of the year.
The Company’s fiscal quarters end on the Friday closest to the day on which the calendar quarter ends, except that the fourth quarter and fiscal year end on December 31. The first quarters of our fiscal year in 2009 and 2008 ended on April 3, 2009 and March 28, 2008, respectively.
New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R was revised to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations made by the Company on or after January 1, 2009.
In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS 161 effective with the interim financial statements for the quarter ending April 3, 2009.
Note 2. Fair Value Measurements
Effective January 1, 2008, the Company implemented SFAS 157, “Fair Value Measurements” (“SFAS 157”) relative to its financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually. The implementation of SFAS 157 relative to the Company’s nonfinancial assets and nonfinancial liabilities that are recognized and disclosed

Form 10-Q

at fair value in the financial statements on a non-recurring basis became effective on January 1, 2009. The implementation of this standard to our nonfinancial assets and liabilities remeasured on a non-recurring basis impacts the manner in which we will prospectively measure fair value primarily in our goodwill, indefinite-lived and long-lived asset impairment tests, as well as initial fair value measurements for new asset retirement obligations.
SFAS 157 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of April 3, 2009:

Description	Level 1	Level 2	Level 3	Impact of Netting	April 3, 2009
Assets:
Derivative contracts:
Derivative assets	$—	$4,973	$—	$(87)	$4,886

Cash surrender value of life insurance	$—	$5,963	$—	$—	$5,963

Liabilities:
Derivative contracts:
Derivative liabilities	$—	$1,299	$—	$(87)	$1,212
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
The cash surrender value of life insurance represents insurance contracts held as assets in a rabbi trust to fund the Company’s deferred compensation plan. These assets are included in other assets, net on our unaudited condensed consolidated balance sheet. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants.
On an on-going basis, the Company evaluates the carrying value of the GoLite trademark, which is licensed to a third party, for events or changes in circumstances indicating the carrying value of the asset may not be recoverable. Factors considered include the ability of the licensee to obtain necessary financing, the impact of changes in economic conditions and an assessment of the Company’s ability to recover all contractual payments when due under the licensing arrangement. During the first quarter of 2009, using Level 3 input factors noted above, the Company determined that the carrying value of the GoLite trademark was impaired and recorded a pre-tax non-cash charge of approximately $925, which reduced the carrying value of the trademark to zero at April 3, 2009. The charge is reflected in our Europe segment.

Form 10-Q

Note 3. Derivatives
In the normal course of business, the financial position and results of operations of the Company are impacted by currency rate movements in foreign currency denominated assets, liabilities and cash flows as we purchase and sell goods in local currencies. We have established policies and business practices that are intended to mitigate a portion of the effect of these exposures. We use derivative financial instruments, specifically forward contracts, to manage our currency exposures. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Derivatives entered into by the Company are either designated as cash flow hedges of forecasted foreign currency transactions or are undesignated economic hedges of existing intercompany assets and liabilities, certain third party assets and liabilities and non-US dollar-denominated cash balances.
Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2010. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Cash Flow Hedges
The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations on certain of its forecasted foreign currency denominated sales transactions. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, inter-company charges, as well as collections and payments. The risk in these exposures is the potential for losses associated with the remeasurement of non-functional currency cash flows into the functional currency. The Company has a hedging program to aid in mitigating its foreign currency exposures and to decrease the volatility in earnings. Under this hedging program, the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. A hedge is effective if the changes in the fair value of the derivative provide offset of at least 80 percent and not more than 125 percent of the changes in the fair value or cash flows of the hedged item attributable to the risk being hedged. The Company uses regression analysis to assess the effectiveness of a hedge relationship.
The Company’s hedging strategy uses forward contracts as cash flow hedging instruments, which are recorded in our unaudited condensed consolidated balance sheet at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income (“OCI”) and reclassified to earnings, in cost of goods sold, in the period that the hedged transaction is recognized in earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in our unaudited condensed consolidated statement of operations in other income/(expense), net.

Form 10-Q

As of April 3, 2009, we had forward contracts maturing at various dates through January 2010 to sell the equivalent of $104,532 in foreign currencies at contracted rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract
	Amount
	(U.S.$	Maturity
Currency	Equivalent)	Date
Pounds Sterling	$17,264	2009
Pounds Sterling	1,934	2010
Euro	59,777	2009
Euro	4,047	2010
Japanese Yen	17,397	2009
Japanese Yen	4,113	2010

	$104,532

Other Derivative Contracts
We also enter into derivative contracts to manage foreign currency exchange risk on intercompany accounts receivable and payable, third-party accounts receivable and payable, and non-U.S. dollar-denominated cash balances using forward contracts. These forward contracts, which are undesignated hedges of economic risk, are recorded at fair value in the balance sheet, with changes in the fair value of these instruments recognized in earnings immediately. The gains or losses related to the contracts largely offset the remeasurement of those assets and liabilities.
As of April 3, 2009, we had forward contracts maturing at various dates through July 2009 to sell the equivalent of $49,596 in foreign currencies at contracted rates and to buy the equivalent of $(24,705) in foreign currencies at contracted rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract
	Amount
	(U.S.$	Maturity
Currency	Equivalent)	Date
Pounds Sterling	$(15,985)	2009
Euro	13,053	2009
Japanese Yen	17,071	2009
Canadian Dollar	6,661	2009
Norwegian Kroner	1,971	2009
Swedish Krona	2,120	2009

	$24,891

Form 10-Q

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
As of April 3, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Derivative assets	$4,803	Derivative liabilities	$1,068
Foreign exchange forward contracts	Derivative liabilities	—	Derivative assets	75

Total derivatives designated as hedging instruments under SFAS 133		$4,803		$1,143

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Derivative assets	$170	Derivative liabilities	$144
Foreign exchange forward contracts	Derivative liabilities	—	Derivative assets	12

Total derivatives not designated as hedging instruments under SFAS 133		$170		$156

Total derivatives		$4,973		$1,299

The Effect of Derivative Instruments on the Statement of Operations for the Quarters Ended April 3, 2009 and March 28, 2008

				Amount of Gain/(Loss)
	Amount of Gain/(Loss)		Location of Gain/(Loss)	Reclassified from
	Recognized in OCI on		Reclassified from	Accumulated OCI into
Derivatives in	Derivatives		Accumulated OCI into	Income
SFAS 133 Cash Flow	(Effective Portion)		Income	(Effective Portion)
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008
Foreign exchange forward contracts	$3,477	$(8,815)	Cost of goods sold	$7,316	$(4,223)
The Company expects to reclassify pre-tax gains of $3,661 to the income statement within the next twelve months.

Form 10-Q

Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in our unaudited condensed consolidated statement of income in other income/(expense), net. The amount of hedge ineffectiveness reported in other income/(expense), net for the quarters ended April 3, 2009 and March 28, 2008 was not material.

	Location of Gain/(Loss)	Amount of Gain/(Loss)
Derivatives not Designated	Recognized in	Recognized in
as Hedging Instruments	Income on	Income on Derivative
Under SFAS 133	Derivative	2009	2008
Foreign exchange forward contracts	Other income/(expense), net	$2,424	$653
Note 4. Share-Based Compensation
Share-based compensation costs were recorded in Cost of goods sold, Selling expense and General and administrative expense as follows for the quarters ended April 3, 2009 and March 28, 2008, respectively:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
Cost of goods sold	$89	$202
Selling expense	468	859
General and administrative expense	254	478

Total share-based compensation	$811	$1,539

Performance-based Awards
On March 4, 2009, the Management Development and Compensation Committee of the Board of Directors approved the terms of The Timberland Company 2009 Executive Long Term Incentive Program (“2009 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and management team. On March 5, 2009, the Board of Directors also approved the 2009 LTIP with respect to the Company’s Chief Executive Officer. The 2009 LTIP was established under the Company’s 2007 Incentive Plan. The awards are subject to future performance, and consist of performance stock units (“PSUs”), equal in value to one share of the Company’s Class A Common Stock, and performance vested stock options (“PVSOs”), with an exercise price of $9.34 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on March 5, 2009, the date of grant). Shares with respect to the PSUs will be granted and will vest following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The PVSOs will vest in three equal annual installments following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The payout of the performance awards will be based on the Company’s achievement of certain levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), with threshold, budget, target and maximum award levels based upon actual EBITDA of the Company during the applicable performance periods equaling or exceeding such levels. The performance period for the PSUs is the three-year period from January 1, 2009 through December 31, 2011, and the performance period for the PVSOs is the twelve-month period from January 1, 2009 through

Form 10-Q

December 31, 2009. No awards shall be made or earned, as the case may be, unless the threshold goal is attained, and the maximum payout may not exceed 200% of the target award.
The maximum number of shares to be awarded with respect to PSUs under the March 5, 2009 grants is 845,000, which, if earned, will be settled in early 2012. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to PSUs was $1,404 as of April 3, 2009. This expense is expected to be recognized over a weighted average period of 2.9 years.
The maximum number of shares subject to exercise with respect to PVSOs under the March 5, 2009 grants is 1,126,667, which, if earned, will be settled, subject to the vesting schedule noted above, in early 2010. The Company estimates the fair value of its PVSOs on the date of grant using the Black-Scholes option valuation model, which employs the following assumptions:

For the Quarter
Ended April 3,
2009
Expected volatility	41.8%
Risk-free interest rate	1.9%
Expected life (in years)	6.5
Expected dividends	—
Based on current estimates of the performance metrics, unrecognized compensation expense related to PVSOs was $843 as of April 3, 2009. This expense is expected to be recognized over a weighted average period of 3.9 years.
Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model, which employs the assumptions noted in the following table, for stock option awards excluding the performance-based awards noted above for which performance conditions have not been met:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
Expected volatility	42.4%	32.0%
Risk-free interest rate	2.1%	2.8%
Expected life (in years)	7.5	5.3
Expected dividends	—	—
The following summarizes transactions under stock option arrangements excluding the performance-based awards noted above for which performance conditions have not been met:

Form 10-Q

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2009	4,163,628	$26.03
Granted	187,194	9.34
Exercised	(81,800)	8.19
Expired or forfeited	(149,255)	27.47

Outstanding at April 3, 2009	4,119,767	$25.57	5.8	$1,129

Vested or expected to vest at April 3, 2009	3,966,690	$25.96	5.7	$902

Exercisable at April 3, 2009	3,351,413	$27.62	5.1	$222

Unrecognized compensation expense related to nonvested stock options was $3,135 as of April 3, 2009. This expense is expected to be recognized over a weighted average period of 1.4 years.
Nonvested Shares and Restricted Stock Units
Changes in the Company’s nonvested shares and restricted stock units that are not performance based for the quarter ended April 3, 2009 are as follows:

		Weighted-		Weighted-
		Average		Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Units	Fair Value
Nonvested at January 1, 2009	278,553	$25.39	182,600	$14.45
Awarded	62,399	9.34	—	—
Vested	(11,904)	14.70	(47,118)	14.70
Forfeited	—	—	(2,364)	14.70

Nonvested at April 3, 2009	329,048	$22.73	133,118	$14.36

Unrecognized compensation expense related to nonvested restricted stock awards was $919 as of April 3, 2009. The expense is expected to be recognized over a weighted-average period of 0.7 years. As of April 3, 2009, 329,048 nonvested stock awards, with a weighted-average grant date fair value of $22.73, are expected to vest. Unrecognized compensation expense related to nonvested restricted stock units was $1,588 as of April 3, 2009. The expense is expected to be recognized over a weighted-average period of 2.0 years. As of April 3, 2009, 104,337 nonvested stock units, with a weighted-average grant date fair value of $14.37 are expected to vest in the future.
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
The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the quarters ended April 3, 2009 and March 28, 2008:

Form 10-Q

	For the Quarter Ended
	April 3, 2009			March 28, 2008
		Weighted	Per-		Weighted	Per-
	Net	-Average	Share	Net	-Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$15,877	57,108	$.28	$18,039	59,618	$.30
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	—	16	—	—	55	—
Nonvested shares	—	678	(.01)	—	343	—

Diluted EPS	$15,877	57,802	$.27	$18,039	60,016	$.30

The following stock options and nonvested shares (in thousands) were outstanding as of April 3, 2009 and March 28, 2008, but were not included in the computation of diluted EPS as their inclusion would be anti-dilutive:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
Anti-dilutive securities	4,031	4,351
Note 6. Comprehensive Income
Comprehensive income for the quarters ended April 3, 2009 and March 28, 2008 is as follows:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
Net income	$15,877	$18,039
Change in cumulative translation adjustment	(3,770)	9,892
Change in fair value of cash flow hedges, net of taxes	(1,138)	(5,190)

Comprehensive income	$10,969	$22,741

The components of accumulated other comprehensive income as of April 3, 2009, December 31, 2008 and March 28, 2008 were:

	April 3, 2009	December 31, 2008	March 28, 2008
Cumulative translation adjustment	$4,006	$7,776	$33,623
Fair value of cash flow hedges, net of taxes of $183 at April 3, 2009, $244 at December 31, 2008 and $(442) at March 28, 2008	3,491	4,629	(8,815)
Other adjustments, net of taxes of $7 at April 3, 2009 and December 31, 2008	138	138	—

Total	$7,635	$12,543	$24,808

Note 7. Business Segments and Geographic Information
The Company has three reportable segments: North America, Europe and Asia. The composition of the segments is consistent with that used by the Company’s chief operating decision maker.
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

Form 10-Q

subsidiaries (which use wholesale, retail and e-commerce channels to sell footwear, apparel and accessories), franchisees and independent distributors.
Unallocated Corporate consists primarily of corporate finance, information services, legal and administrative expenses, share-based compensation costs, distribution expenses, global marketing support expenses, worldwide product development costs and other costs incurred in support of Company-wide activities. Additionally, Unallocated Corporate includes total other income/(expense), net, which is comprised of interest income, interest expense, and other income/(expense), net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives not designated as hedges, currency gains and losses incurred on the settlement of local currency denominated assets and liabilities, and other miscellaneous non-operating income/(expense). Such income/(expense) is not allocated among the reportable business segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on revenue and operating income. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, tax assets, manufacturing/sourcing assets, computers and related equipment, and transportation and distribution equipment.
For the Quarters Ended April 3, 2009 and March 28, 2008

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2009
Revenue	$119,858	$139,988	$36,802	$—	$296,648
Operating income/(loss)	15,045	30,113	1,830	(28,805)	18,183
Income/(loss) before income taxes	15,045	30,113	1,830	(29,149)	17,839
Total assets	239,796	273,040	72,989	182,206	768,031
Goodwill	36,876	6,994	—	—	43,870

2008
Revenue	$137,730	$164,751	$37,921	$—	$340,402
Operating income/(loss)	21,353	33,121	696	(31,928)	23,242
Income/(loss) before income taxes	21,353	33,121	696	(25,598)	29,572
Total assets	257,815	291,016	81,892	185,450	816,173
Goodwill	37,846	6,994	—	—	44,840
The following summarizes our revenue by product for the quarters ended April 3, 2009 and March 28, 2008:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
Footwear	$211,641	$236,598
Apparel and accessories	78,664	97,942
Royalty and other	6,343	5,862

Total	$296,648	$340,402

Form 10-Q

Note 8. Inventory, net
Inventory, net consists of the following:

	April 3, 2009	December 31, 2008	March 28, 2008
Materials	$7,978	$7,708	$7,116
Work-in-process	1,189	825	924
Finished goods	153,616	171,155	172,137

Total	$162,783	$179,688	$180,177

Note 9. Acquisition
On March 16, 2009, we acquired 100% of the stock of Glaudio Fashion B.V. (“Glaudio”) for approximately $1,500, net of cash acquired. Glaudio operates nine Timberland retail stores in the Netherlands and Belgium which sell Timberland footwear, apparel, leather goods and product-care products for men, women and kids. The acquisition was effective March 1, 2009, and its results have been included in our Europe segment from the effective date of the acquisition. The acquisition of Glaudio was not material to the results of operations, financial position or cash flows of the Company.
Note 10. Income Taxes
In February 2009, the Company received notification that our U.S. federal tax examinations for 2006 and 2007 had been completed. Accordingly, in the first quarter of 2009, we reversed approximately $6,400 of accruals related to uncertain tax positions.
Note 11. Share Repurchase
On March 10, 2008, our Board of Directors approved the repurchase of up to 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 900,509 for the quarter ended April 3, 2009. As of April 3, 2009, 3,668,393 shares remained available for repurchase under this authorization.
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
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition and results of operations of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “its”, “Timberland” or the “Company”), as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as

Form 10-Q

well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Included herein are discussions and reconciliations of total Company, Europe and Asia revenue changes to constant dollar revenue changes. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, are not Generally Accepted Accounting Principle (''GAAP’’) performance measures. The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency exchange rate fluctuations. We provide constant dollar revenue changes for total Company, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates. The limitation of this measure is that it excludes items that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with the GAAP numbers.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in, or that result from, applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008.
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

Form 10-Q

A summary of our first quarter of 2009 financial performance, compared to the first quarter of 2008, follows:
•	First quarter revenue decreased 12.9%, or 6.5% on a constant dollar basis, to $296.6 million, compared to $340.4 million in the prior year period.

•	Gross margin decreased from 46.3% to 46.1%.

•	Operating expenses were $118.5 million, down 11.8% from $134.4 million in the prior year period.

•	We recorded operating income of $18.2 million in the first quarter of 2009, compared to $23.2 million in the prior year period.

•	Net income was $15.9 million in the first quarter of 2009, compared to $18.0 million in the first quarter of 2008.

•	Diluted earnings per share decreased from $0.30 in the first quarter of 2008 to $0.27 in the first quarter of 2009.

•	Cash at the end of the quarter was $159.2 million with no debt outstanding.
The Company anticipates that 2009 will continue to be challenging due to the uncertainty around consumer spending patterns and the financial health of the retail industry. Given the volatile nature of current economic conditions, the Company believes there is not sufficient visibility to set expectations for the performance of the business.
Results of Operations for the Quarter Ended April 3, 2009 as Compared to the Quarter Ended March 28, 2008
Revenue
Consolidated revenue of $296.6 million for the first quarter of 2009 decreased $43.8 million, or 12.9%, compared to the first quarter of 2008, driven by declines in Timberland® apparel and casual footwear, and impacted by the strengthening of the U.S. dollar. On a constant dollar basis, consolidated revenues were down 6.5%. North America revenue totaled $119.8 million for the first quarter of 2009, a 13.0% decline from the first quarter of 2008. Europe revenues were $140.0 million in the first quarter of 2009, a 15% decrease over the same period in 2008. Europe revenues were down 1.7% as compared to the prior year quarter on a constant dollar basis. Asia revenues were $36.8 million for the first quarter of 2009, a decrease of 2.9% from the same period in 2008, but declined 6.2% on a constant dollar basis.
Segments Review
We have three reportable business segments (see Note 7 to the unaudited condensed consolidated financial statements contained herein): North America, Europe and Asia.
North America revenues were $119.8 million in the first quarter of 2009, a decrease of 13.0% as compared to the same period in 2008, driven by declines in boots, as well as Timberland® apparel, due in part to anticipated declines from the decision in 2008 to transition our North America wholesale apparel business to a licensing arrangement. The continued weakness in these areas was partially offset by growth in performance footwear and SmartWool apparel and accessories. Within North America, our retail business had revenue declines of 8.5%, driven by a 9.8% decrease in comparable store sales.
Europe recorded revenues of $140.0 million in the first quarter of 2009, which was a 15.0% decrease from the first quarter of 2008. The impact of changes in foreign exchange rates reduced Europe’s revenues by 13.3%, masking growth in our distributor businesses, as well as the German and Benelux regions. These

Form 10-Q

growth areas were offset by continued weakness across the U.K. and Southern Europe. Declines in casual footwear and Timberland® apparel were partially offset by continued improvement in boots, as well as SmartWool apparel and accessories.
In Asia, revenues decreased 2.9% to $36.8 million in the first quarter of 2009, but declined 6.2% in constant dollars as compared to the first quarter of 2008, due to softness in our retail business, primarily in apparel. Growth in Japan was offset by declines in our distributor business, as well as lower revenues in Hong Kong, Singapore and Taiwan.
Products
Worldwide footwear revenue was $211.6 million in the first quarter of 2009, down $25.0 million, or 10.5%, from the first quarter of 2008, driven by global declines in casual footwear and our boot business in North America. Outside North America, we continue to see encouraging signs that our boot business is strengthening. Worldwide apparel and accessories revenue fell 19.7% to $78.7 million in the first quarter of 2009. Timberland® apparel revenues decreased worldwide, reflecting the strengthening of the U.S. dollar in Europe, softness in international markets, and the impact of the transitioning of our North America wholesale apparel business to a licensing arrangement. The Company ceased sales of in-house Timberland® brand apparel in North America through the wholesale channel during the second quarter of 2008. We saw double-digit growth in SmartWool products, both in North America and in Europe. Royalty and other revenue was $6.3 million in the first quarter of 2009, compared to $5.9 million in the prior year quarter, primarily due to our wholesale apparel licensing arrangement in North America, offset by a decline in licensed kids’ apparel in Europe.
Channels
Wholesale revenue was $218.6 million in the first quarter of 2009, a 14.4% decrease compared to the prior year quarter. Continued softness in the wholesale markets was the primary driver of sales declines in men’s casual footwear globally, and performance footwear in Europe and Asia. Declines in Timberland® brand apparel were due in part to the transition of the North American wholesale apparel business to a licensing arrangement.
Retail revenues decreased 8.1% to $78.0 million in the first quarter of 2009, driven by unfavorable foreign exchange rate impacts and a worldwide retail market that continues to be difficult, especially in North America. Overall, comparable store sales were down 1.6% on a global basis as compared to the first quarter of 2008, with favorable comparable store results in Europe and Asia being offset by declines in our North America outlet stores. We had 213 stores, shops and outlets worldwide at the end of the first quarter of 2009 compared to 220 at the end of the first quarter of 2008.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 46.1% for the first quarter of 2009, 20 basis points lower than in the first quarter of 2008. The impact of higher product costs was partially offset by favorable changes in business unit and channel mix.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $13.9 million and $19.5 million for the first quarters of 2009 and 2008, respectively. The decrease was primarily driven by lower costs associated with our wholesale apparel business as we transitioned to a licensing arrangement in 2008, as well as reduced footwear sourcing and logistics costs as a result of a decrease in volume.
Operating Expense
Operating expense for the first quarter of 2009 was $118.5 million, a decrease of $15.9 million, or 11.8%,

Form 10-Q

over the first quarter of 2008. The decrease was driven primarily by a $16.1 million decrease in selling, general and administrative expenses, partially offset by an intangible asset impairment charge of $0.9 million. Overall, changes in foreign exchange rates reduced operating expense by approximately $8.6 million in the first quarter of 2009.
Selling expense was $92.3 million in the first quarter of 2009, a decrease of $13.8 million, or 13.1%, over the same period in 2008. The decrease in selling expense was due primarily to reduced sales, marketing and distribution costs in both our retail and wholesale businesses as a result of lower volume due to softness in the markets, a reduced cost base due to the transitioning of our North American wholesale apparel business to a licensing arrangement, the exiting of certain specialty brands in 2008, and a reduction in share-based and incentive compensation costs. Expenses also benefited from changes in foreign exchange rates.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $9.2 million and $9.9 million in the first quarters of 2009 and 2008, respectively.
In the first quarters of 2009 and 2008, we recorded $0.6 million and $0.8 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $4.7 million and $5.2 million for the quarters ended April 3, 2009 and March 28, 2008, respectively.
Advertising expense, which is included in selling expense, was $4.6 million and $5.1 million in the first quarter of 2009 and 2008, respectively. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and internet campaigns, production costs including agency fees, and catalog costs. Our continued investment in global marketing and branding initiatives, primarily through consumer-facing advertising programs, was offset by reduced spending in co-op advertising. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of April 3, 2009 and March 28, 2008 was $2.3 million and $0.3 million, respectively. These investments demonstrate our continued commitment to strengthen our premium brand position despite adverse economic conditions.
General and administrative expense for the first quarter of 2009 was $25.4 million, down 8.2% compared to the $27.7 million reported in the first quarter of 2008, driven by reductions in incentive and share-based compensation costs, the savings associated with ongoing actions taken to streamline our global operations, and the benefits of changes in foreign exchange rates.
Total operating expense in the first quarter of 2009 also included a charge of $0.9 million to reflect the impairment of a trademark, and restructuring credits of $0.1 million. We recorded net restructuring charges of $0.6 million in the first quarter of 2008.
Operating Income/(Loss)
We recorded operating income of $18.2 million in the first quarter of 2009, compared to operating income of $23.2 million in the prior year period. Operating income included an intangible asset impairment charge of $0.9 million and restructuring credits of $0.1 million in the first quarter of 2009, compared to restructuring charges of $0.6 million in the first quarter of 2008.
Operating income for our North America segment was $15.0 million, a decrease of 29.5% from the first quarter of 2008. The decrease was driven by a 330 basis point decline in gross margin, due primarily to increased product costs, the write-off of inventory and higher than anticipated sales returns and allowances, partially offset by a 14.2% decrease in operating expenses principally due to decreases in selling, marketing and distribution expenses as a result of lower volume. Savings associated with the

Form 10-Q

exiting of certain specialty brands in 2008 were offset by fixed asset write-offs related to our e-commerce business and underperforming retail stores.
Timberland’s European segment recorded operating income of $30.1 million in the first quarter of 2009, compared to operating income of $33.1 million in the first quarter of 2008, principally due to a 14.5% decrease in gross profit, in line with a 15.0% decrease in revenue. This decrease was partially offset by a 18.1% decrease in operating expenses as a result of reduced agency, marketing and distribution costs in light of lower sales volume and the impact of changes in foreign exchange rates, partially offset by a charge for the impairment of a trademark.
We had operating income in our Asia segment of $1.8 million for the first quarter of 2009, compared to operating income of $0.7 million for the first quarter of 2008, driven by reduced operating expenses, primarily in our retail business.
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, decreased 9.8% to $28.8 million, which reflects the benefit from the revaluation of the Company’s existing inventory to new standard prices that is not allocated to the Company’s reportable segments.
Other Income/(Expense) and Taxes
Interest income was $0.4 million and $0.9 million in the first quarters of 2009 and 2008, respectively, reflecting lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $0.1 million and $0.3 million in the first quarters of 2009 and 2008, respectively.
Other income/(expense), net, included foreign exchange gains/(losses) of $(0.3) million and $5.1 million in the first quarters of 2009 and 2008, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of local currency denominated receivables and payables. These results were driven by the volatility of exchange rates within the first quarters of 2009 and 2008 and should not be considered indicative of expected future results.
The effective income tax rate for the first quarter of 2009 was 11.0%. The rate was impacted by the release of approximately $6.4 million in specific tax reserves due to the closure of certain audits in the first quarter of 2009, and the geographic mix of our profits. The effective income tax rate for the first quarter of 2008 was 39.0%.

Form 10-Q

Reconciliation of Total Company, Europe and Asia Revenue Increases/(Decreases) To Constant Dollar Revenue Increases/(Decreases)
Total Company Revenue Reconciliation:

	For the Quarter
	Ended April 3, 2009
	$ Millions
	Change	% Change

Revenue decrease (GAAP)	$(43.8)	-12.9%
Decrease due to foreign exchange rate changes	(21.6)	-6.4%

Revenue decrease in constant dollars	$(22.2)	-6.5%
Europe Revenue Reconciliation:

	For the Quarter
	Ended April 3, 2009
	$ Millions
	Change	% Change

Revenue decrease (GAAP)	$(24.7)	-15.0%
Decrease due to foreign exchange rate changes	(21.9)	-13.3%

Revenue decrease in constant dollars	$ (2.8)	-1.7%
Asia Revenue Reconciliation:

	For the Quarter
	Ended April 3, 2009
	$ Millions
	Change	% Change

Revenue decrease (GAAP)	$(1.1)	-2.9%
Increase due to foreign exchange rate changes	1.3	3.3%

Revenue decrease in constant dollars	$(2.4)	-6.2%
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
Accounts Receivable and Inventory
Accounts receivable decreased 14.6% to $172.3 million as of April 3, 2009, compared with $201.8 million at March 28, 2008. Days sales outstanding were 52 days as of April 3, 2009, compared with 53 days as of March 28, 2008. Wholesale days sales outstanding were 58 days and 60 days for the first quarters of 2009 and 2008, respectively. We maintained our collection performance despite the difficult economic environment and lower sales.
Inventory decreased 9.7% to $162.8 million as of April 3, 2009, compared with $180.2 million as of March 28, 2008, reflecting continued discipline against excess inventory.
Liquidity and Capital Resources
Net cash used by operations for the first quarter of 2009 was $44.3 million, compared with $2.8 million of cash provided by operations for the first quarter of 2008. The cash usage was due primarily to increased usage of cash for accounts payable, associated with the timing of inventory payments, and accrued expenses, including incentive compensation for 2008 results paid in the first quarter of 2009, as compared to minimal incentive compensation in the prior year period.
Net cash used for investing activities was $4.4 million in the first quarter of 2009, compared with $1.9 million in the first quarter of 2008. Cash used for the acquisition of Glaudio, net of cash acquired, was $1.5 million in the first quarter of 2009. Capital spending totaled $2.8 million in the first quarter of 2009, compared with $4.1 million in the first quarter of 2008.
Net cash used by financing activities was $8.5 million in the first quarter of 2009, compared with $9.6 million in the first quarter of 2008. We had no short-term borrowings as of April 3, 2009 or March 28, 2008. Cash flows for financing activities reflected share repurchases of $9.1 million in the first quarter of 2009, compared with $10.2 million in the first quarter of 2008.

Form 10-Q

We are exposed to the credit risk of those parties with which we do business including counterparties on our derivative contracts and our customers. Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2010. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Additionally, consumer spending is being affected by the current macro-economic environment, particularly the disruption of the credit and stock markets and increased unemployment. Continued deterioration in the markets and economic conditions generally could adversely impact our customers and their ability to access credit.
We may utilize our committed and uncommitted lines of credit to fund our seasonal working capital needs. We have not experienced any restrictions on the availability of these lines and the adverse capital and credit market conditions are not expected to significantly affect our ability to meet our liquidity needs.
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 1.0% at April 3, 2009), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of April 3, 2009, the applicable margin under the facility was 47.5 basis points. We pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of April 3, 2009, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed-charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
We have uncommitted lines of credit available from certain banks which totaled $30 million at April 3, 2009. Any borrowings under these lines would be at prevailing money market rates. Further, we have an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.
As of April 3, 2009 and March 28, 2008, we had no borrowings outstanding under any of our credit facilities. The amount of peak borrowing under our facilities in 2008 was approximately $20.0 million, and occurred during the fourth quarter of 2008 to fund our seasonal working capital requirements. In 2009, we expect to utilize our facilities in a similar fashion to 2008, primarily to fund seasonal working capital requirements in the latter half of the year.
Management believes that our operating costs, capital requirements and funding for our share repurchase program for the balance of 2009 will be funded through our current cash balances, our existing credit facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and cash from operations, without the need for additional financing. However, as discussed in the sections entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” on page 2 of our Annual Report on Form 10-K for the year ended December

Form 10-Q

31, 2008 (our “Annual Report on Form 10-K”), and “Forward Looking Information” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, several risks and uncertainties could require that the Company raise additional capital through equity and/or debt financing. From time to time, the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities. The continued volatility in the credit markets could result in significant increases in borrowing costs for any new debt we may require.
Off-Balance Sheet Arrangements
Letters of Credit
As of April 3, 2009 and March 28, 2008, we had letters of credit outstanding of $15.7 million and $17.1 million, respectively. These letters of credit were issued predominantly for the purchase of inventory.
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
We utilize cash from operations and U.S. dollar denominated borrowings to fund our working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. In addition, we use derivative instruments to manage the impact of foreign currency fluctuations on a portion of our foreign currency transactions. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Cash balances are invested in high-grade securities with terms of less than three months.
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lenders’ cost of funds, plus an applicable spread, or prevailing money market rates. As of April 3, 2009 and March 28, 2008, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to mitigate the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. The Company has implemented a program that qualifies for

Form 10-Q

hedge accounting treatment to aid in mitigating our foreign currency exposures and decreasing the volatility of our earnings. The foreign currency forward contracts under this program will expire in 10 months or less. Based upon a sensitivity analysis as of April 3, 2009, a 10% change in foreign exchange rates would cause the fair value of our derivative instruments to increase/decrease by approximately $12.6 million, compared to an increase/decrease of $15.1 million at December 31, 2008 and an increase/decrease of $13.4 million at March 28, 2008.
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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended April 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the sections entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 (our “Annual Report on Form 10-K”) and “Forward-Looking Information” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Form 10-Q

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the Three Fiscal Months Ended April 3, 2009

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs
January 1 — January 30	—	$—	—	4,568,902
January 31 — February 27	233,264	11.36	233,264	4,335,638
February 28 — April 3	667,245	11.03	667,245	3,668,393

Q1 Total	900,509	$11.12	900,509
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date
Program 1	03/10/2008	6,000,000	None

No existing programs expired or were terminated during the reporting period.

*	Fiscal month

**	Based on trade date — not settlement date

Form 10-Q

Item 6. EXHIBITS

Exhibits.

Exhibit 10.1 —	The Timberland Company 2009 Executive Long Term Incentive Program, filed herewith.

Exhibit 10.2 —	Form of Performance Stock Unit Agreement under The Timberland Company 2007 Incentive Plan (“2007 IP”), filed herewith.

Exhibit 10.3 —	Form of Performance Vested Stock Option Agreement under 2007 IP, filed herewith.

Exhibit 10.4 —	Form of Non-Qualified Stock Option Agreement under 2007 IP, filed herewith.

Exhibit 10.5 —	Form of Restricted Stock Unit Agreement under 2007 IP, filed herewith.

Exhibit 10.6 —	Form of Restricted Stock Award Agreement under 2007 IP, filed herewith.

Exhibit 10.7 —	Summary of Non-Employee Director Compensation, filed herewith.

Exhibit 31.1 —	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 —	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 —	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2 —	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: May 8, 2009	By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
Chief Executive Officer

Date: May 8, 2009	By:	/s/ JOHN D. CRIMMINS, III
John D. Crimmins, III
Chief Financial Officer

Form 10-Q

EXHIBIT INDEX

Exhibit	Description
Exhibit 10.1	The Timberland Company 2009 Executive Long Term Incentive Program, filed herewith.

Exhibit 10.2	Form of Performance Stock Unit Agreement under The Timberland Company 2007 Incentive Plan (“2007 IP”), filed herewith.

Exhibit 10.3	Form of Performance Vested Stock Option Agreement under 2007 IP, filed herewith.

Exhibit 10.4	Form of Non-Qualified Stock Option Agreement under 2007 IP, filed herewith.

Exhibit 10.5	Form of Restricted Stock Unit Agreement under 2007 IP, filed herewith.

Exhibit 10.6	Form of Restricted Stock Award Agreement under 2007 IP, filed herewith.

Exhibit 10.7	Summary of Non-Employee Director Compensation, filed herewith.

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.