Form 10-Q
period 2009-07-03
TIMBERLAND CO
filed 2009-08-06
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2009
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
☐ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
On July 31, 2009, 44,669,293 shares of the registrant’s Class A Common Stock were outstanding and 11,417,660 shares of the registrant’s Class B Common Stock were outstanding.

Form10-Q

THE TIMBERLAND COMPANY
FORM 10-Q

Form10-Q

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. As discussed in the sections entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and “Forward-looking Information” on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 (our “Annual Report on Form 10-K”), investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us in our periodic reports filed with the Securities and Exchange Commission, in our annual report to shareholders, in our proxy statement, in press releases and other written materials and statements made by our officers, directors or employees to third parties. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. We encourage you to refer to our Annual Report on Form 10-K and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q to carefully consider these risks, uncertainties and assumptions. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Form 10-Q

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	July 3,	December 31,	June 27,
	2009	2008	2008

Assets
Current assets
Cash and equivalents	$183,919	$217,189	$152,764
Accounts receivable, net of allowance for doubtful accounts of $11,124 at July 3, 2009, $14,482 at December 31, 2008 and $16,810 at June 27, 2008	100,126	168,666	121,482
Inventory, net	180,392	179,688	195,015
Prepaid expense	35,121	37,139	44,011
Prepaid income taxes	24,720	16,687	20,776
Deferred income taxes	19,024	23,425	21,822
Derivative assets	2,284	7,109	—

Total current assets	545,586	649,903	555,870

Property, plant and equipment, net	74,185	78,526	84,553
Deferred income taxes	17,480	18,528	19,178
Goodwill	43,870	43,870	44,840
Intangible assets, net	46,572	47,996	52,815
Other assets, net	14,971	10,576	10,586

Total assets	$742,664	$849,399	$767,842

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$71,423	$96,901	$74,734
Accrued expense
Payroll and related	22,395	32,587	27,605
Other	54,264	79,503	53,702
Income taxes payable	533	20,697	2,528
Derivative liabilities	4,565	2,386	6,594

Total current liabilities	153,180	232,074	165,163

Other long-term liabilities	35,809	40,787	41,474
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 74,182,602 shares issued at July 3, 2009, 73,806,026 shares issued at December 31, 2008 and 73,715,661 shares issued at June 27, 2008	742	738	737
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,417,660 shares issued and outstanding at July 3, 2009, and 11,529,160 shares issued and outstanding at December 31, 2008 and June 27, 2008	114	115	115
Additional paid-in capital	264,257	260,267	255,903
Retained earnings	914,672	918,039	874,243
Accumulated other comprehensive income	9,088	12,543	24,837
Treasury Stock at cost; 29,402,811 Class A shares at July 3, 2009, 27,766,651 Class A shares at December 31, 2008 and 26,542,340 Class A shares at June 27, 2008	(635,198)	(615,164)	(594,630)

Total stockholders’ equity	553,675	576,538	561,205

Total liabilities and stockholders’ equity	$742,664	$849,399	$767,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Quarter Ended		For the Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Revenue	$179,702	$209,916	$476,350	$550,318
Cost of goods sold	104,194	117,716	264,153	300,514

Gross profit	75,508	92,200	212,197	249,804

Operating expense
Selling	85,027	95,317	177,295	201,439
General and administrative	26,896	26,539	52,313	54,227
Impairment of intangible asset	—	—	925	—
Restructuring and related (credits)/costs	(17)	317	(121)	869

Total operating expense	111,906	122,173	230,412	256,535

Operating loss	(36,398)	(29,973)	(18,215)	(6,731)

Other income
Interest income	299	722	739	1,576
Interest expense	(117)	54	(238)	(232)
Other income/(expense), net	1,666	(379)	1,003	5,383

Total other income, net	1,848	397	1,504	6,727

Loss before income taxes	(34,550)	(29,576)	(16,711)	(4)

Income tax (benefit)/provision	(15,306)	(10,647)	(13,344)	886

Net loss	$(19,244)	$(18,929)	$(3,367)	$(890)

Loss per share
Basic	$(.34)	$(.32)	$(.06)	$(.02)
Diluted	$(.34)	$(.32)	$(.06)	$(.02)
Weighted-average shares outstanding
Basic	56,273	58,932	56,695	59,269
Diluted	56,273	58,932	56,695	59,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended
	July 3,	June 27,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,367)	$(890)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Deferred income taxes	5,224	3,377
Share-based compensation	2,580	4,218
Depreciation and other amortization	14,339	16,124
Provision for losses on accounts receivable	1,564	1,974
Provision for intangible assets impairment	925	—
Tax expense from share-based compensation, net of excess benefit	(444)	(335)
Unrealized loss on derivatives	289	16
Other non-cash charges/(credits), net	514	1,992
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	67,098	69,457
Inventory	1,089	8,420
Prepaid expense	(1,802)	72
Accounts payable	(25,977)	(12,007)
Accrued expense	(35,674)	(32,056)
Prepaid income taxes	(8,032)	(3,415)
Income taxes payable	(24,678)	(15,068)
Other liabilities	(226)	(1,973)

Net cash provided/(used) by operating activities	(6,578)	39,906

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(1,554)	—
Additions to property, plant and equipment	(7,757)	(10,332)
Other	(380)	2,909

Net cash used by investing activities	(9,691)	(7,423)

Cash flows from financing activities:
Common stock repurchases	(19,388)	(24,983)
Issuance of common stock	1,373	823
Excess tax benefit from share-based compensation	133	179
Other	(177)	—

Net cash used by financing activities	(18,059)	(23,981)

Effect of exchange rate changes on cash and equivalents	1,058	988

Net increase/(decrease) in cash and equivalents	(33,270)	9,490
Cash and equivalents at beginning of period	217,189	143,274

Cash and equivalents at end of period	$183,919	$152,764

Supplemental disclosures of cash flow information:
Interest paid	$232	$153
Income taxes paid	$13,935	$12,412
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form10-Q

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
The financial statements included in this Quarterly Report on Form 10-Q are unaudited, but in the opinion of management, such financial statements include the adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and changes in cash flows for the interim periods presented. The Company has evaluated subsequent events through August 6, 2009, the date on which the financial statements were issued. The results reported in these financial statements are not necessarily indicative of the results that may be expected for the full year due, in part, to seasonal factors. Historically, our revenue has been more heavily weighted to the second half of the year.
The Company’s fiscal quarters end on the Friday closest to the day on which the calendar quarter ends, except that the fourth quarter and fiscal year end on December 31. The second quarter and first six months of our fiscal year in 2009 and 2008 ended on July 3, 2009 and June 27, 2008, respectively.
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
In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changed the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS 161 effective with the interim financial statements for the quarter ending April 3, 2009.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly the Company has adopted the provisions of this FSP as of July 3, 2009. Although the adoption of FSP No. FAS 107-1 and APB 28-1 did not impact the Company’s financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 2.
In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 defines the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. The Company adopted SFAS 165 effective with the interim financial statements for the quarter ending July 3, 2009. Although the adoption of SFAS 165 did not materially impact its unaudited condensed consolidated financial statements, the Company is now required to provide additional disclosures, which are included under Basis of Presentation above.

Form10-Q

Note 2. Fair Value Measurements
The implementation of SFAS 157, “Fair Value Measurements” (“SFAS 157”), relative to the Company’s nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis became effective on January 1, 2009. The implementation of this standard to our nonfinancial assets and liabilities remeasured on a non-recurring basis impacts the manner in which we measure fair value primarily in our goodwill, indefinite-lived and long-lived asset impairment tests, as well as initial fair value measurements for new asset retirement obligations. The implementation of this standard did not have a material impact on the unaudited condensed consolidated financial statements of the Company.
SFAS 157 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of July 3, 2009:

Description	Level 1	Level 2	Level 3	Impact of Netting	July 3, 2009

Assets:
Cash equivalents	$138,623	$—	$—	$—	$138,623

Derivative contracts:
Derivative assets	$—	$2,333	$—	$(49)	$2,284

Cash surrender value of life insurance	$—	$6,815	$—	$—	$6,815

Liabilities:
Derivative contracts:
Derivative liabilities	$—	$4,614	$—	$(49)	$4,565
Cash equivalents include money market funds and time deposits, placed with a variety of high credit quality financial institutions, for which cost approximates fair market value.
The fair value of the derivative contracts in the table above is reported on a gross basis by level based on the fair value hierarchy with a corresponding adjustment for netting for financial statement presentation purposes, where appropriate. The Company often enters into derivative contracts with a single counterparty, and certain of these contracts are covered under a master netting agreement. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates.
The cash surrender value of life insurance represents insurance contracts held as assets in a rabbi trust to fund the Company’s deferred compensation plan. These assets are included in other assets, net on our unaudited condensed consolidated balance sheet. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants.
The carrying values of accounts receivable and accounts payable approximate their fair values due to their short-term maturities.
On an on-going basis, the Company evaluates the carrying value of the GoLite trademark, which is licensed to a third party, for events or changes in circumstances indicating that the carrying value of the asset may not be recoverable. Factors considered include the ability of the licensee to obtain necessary financing, the impact of changes in economic conditions and an assessment of the Company’s ability to recover all contractual payments when due under the licensing arrangement. During the first quarter of 2009, using Level 3 input factors noted above, the Company determined that the carrying value of the GoLite trademark was impaired and recorded a pre-tax non-cash charge of approximately $925, which reduced the carrying value of the trademark to zero at April 3, 2009. The charge is reflected in our Europe segment.

Form10-Q

Note 3. Derivatives
In the normal course of business, the financial position and results of operations of the Company are impacted by currency rate movements in foreign currency denominated assets, liabilities and cash flows as we purchase and sell goods in local currencies. We have established policies and business practices that are intended to mitigate a portion of the effect of these exposures. We use derivative financial instruments, specifically forward contracts, to manage our currency exposures. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Derivatives entered into by the Company are either designated as cash flow hedges of forecasted foreign currency transactions or are undesignated economic hedges of existing intercompany assets and liabilities, certain third party assets and liabilities and non-U.S. dollar-denominated cash balances.
Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through April 2010. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Cash Flow Hedges
The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations on certain of its forecasted foreign currency denominated sales transactions. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, inter-company charges, as well as collections and payments. The risk in these exposures is the potential for losses associated with the remeasurement of non-functional currency cash flows into the functional currency. The Company has a hedging program to aid in mitigating its foreign currency exposures and to decrease the volatility in earnings. Under this hedging program, the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. A hedge is considered effective if the changes in the fair value of the derivative provide offset of at least 80 percent and not more than 125 percent of the changes in the fair value or cash flows of the hedged item attributable to the risk being hedged. The Company uses regression analysis to assess the effectiveness of a hedge relationship.
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
As of July 3, 2009, we had forward contracts maturing at various dates through April 2010 to sell the equivalent of $129,155 in foreign currencies at contracted rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract
	Amount
	(U.S.$	Maturity
Currency	Equivalent)	Date

Pounds Sterling	$15,267	2009
Pounds Sterling	5,946	2010
Euro	70,615	2009
Euro	15,370	2010
Japanese Yen	13,871	2009
Japanese Yen	8,086	2010

	$129,155

Form10-Q

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
As of July 3, 2009, we had forward contracts maturing at various dates through October 2009 to sell the equivalent of $39,219 in foreign currencies at contracted rates and to buy the equivalent of $(56,631) in foreign currencies at contracted rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract
	Amount
	(U.S.$	Maturity
Currency	Equivalent)	Date

Pounds Sterling	$(16,989)	2009
Euro	(16,043)	2009
Japanese Yen	6,782	2009
Canadian Dollar	5,995	2009
Norwegian Kroner	1,559	2009
Swedish Krona	1,284	2009

	$(17,412)

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	Balance Sheet
As of July 3, 2009	Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Derivative assets	$2,099	Derivative liabilities	$4,513
Foreign exchange forward contracts	Derivative liabilities	49	Derivative assets	—

Total derivatives designated as hedging instruments under SFAS 133		$2,148		$4,513

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Derivative assets	$185	Derivative liabilities	$101
Foreign exchange forward contracts	Derivative liabilities	—	Derivative assets	—

Total derivatives not designated as hedging instruments under SFAS 133		$185		$101

Total derivatives		$2,333		$4,614

Form10-Q

The Effect of Derivative Instruments on the Statement of Operations for the Quarters Ended July 3, 2009 and June 27, 2008

Amount of
Gain/(Loss)
			Location of	Reclassified from
	Amount of Gain/(Loss)		Gain/(Loss)	Accumulated OCI
	Recognized in OCI on		Reclassified from	Into
Derivatives in	Derivatives		Accumulated OCI into	Income
SFAS 133 Cash Flow	(Effective Portion)		Income	(Effective Portion)
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008

Foreign exchange forward contracts	$(2,247)	$(6,250)	Cost of goods sold	$343	$(1,564)

	Location of Gain/(Loss)	Amount of Gain/(Loss)
Derivatives not Designated	Recognized in	Recognized in
as Hedging Instruments	Income on	Income on Derivative
Under SFAS 133	Derivative	2009	2008

Foreign exchange forward contracts	Other income/(expense), net	$223	$1,788
During the quarter ended July 3, 2009, the Company de-designated certain cash flow hedges due to settle in the quarter that related to its Japanese yen exposure. Included in other income/(expense), net above is a net loss of approximately $14 related to these contracts.
The Effect of Derivative Instruments on the Statement of Operations for the Six Months Ended July 3, 2009 and June 27, 2008

Amount of
Gain/(Loss)
			Location of	Reclassified from
	Amount of Gain/(Loss)		Gain/(Loss)	Accumulated OCI
	Recognized in OCI on		Reclassified from	Into
Derivatives in	Derivatives		Accumulated OCI into	Income
SFAS 133 Cash Flow	(Effective Portion)		Income	(Effective Portion)
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008

Foreign exchange forward contracts	$(2,247)	$(6,250)	Cost of goods sold	$7,659	$(5,787)
The Company expects to reclassify pre-tax losses of $2,365 to the income statement in cost of goods sold within the next twelve months.

Form10-Q

Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in our unaudited condensed consolidated statement of income in other income/(expense), net. The amount of hedge ineffectiveness reported in other income/(expense), net for the quarters and six months ended July 3, 2009 and June 27, 2008, respectively, was not material.

	Location of Gain/(Loss)	Amount of Gain/(Loss)
Derivatives not Designated	Recognized in	Recognized in
as Hedging Instruments	Income on	Income on Derivative
Under SFAS 133	Derivative	2009	2008

Foreign exchange forward contracts	Other income/(expense), net	$2,647	$2,442
Note 4. Share-Based Compensation
Share-based compensation costs were as follows in the quarters and six months ended July 3, 2009 and June 27, 2008, respectively:

	For the Quarter Ended
	July 3, 2009	June 27, 2008
Cost of goods sold	$270	$424
Selling expense	956	1,434
General and administrative expense	543	821

Total share-based compensation	$1,769	$2,679

	For the Six Months Ended
	July 3, 2009	June 27, 2008
Cost of goods sold	$358	$626
Selling expense	1,424	2,293
General and administrative expense	798	1,299

Total share-based compensation	$2,580	$4,218

Performance-based Awards
On March 4, 2009, the Management Development and Compensation Committee of the Board of Directors approved the terms of The Timberland Company 2009 Executive Long Term Incentive Program (“2009 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and management team. On March 5, 2009, the Board of Directors also approved the 2009 LTIP with respect to the Company’s Chief Executive Officer. The 2009 LTIP was established under the Company’s 2007 Incentive Plan. The awards are subject to future performance, and consist of performance stock units (“PSUs”) equal in value to one share of the Company’s Class A Common Stock, and performance vested stock options (“PVSOs”) with an exercise price of $9.34 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on March 5, 2009, the date of grant). On May 21, 2009, additional awards were made under the 2009 LTIP consisting of PSUs equal in value to one share of the Company’s Class A Common Stock, and PVSOs with an exercise price of $12.93 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on May 21, 2009, the date of grant). Shares with respect to the PSUs will be granted and will vest

Form10-Q

following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The PVSOs will vest in three equal annual installments following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The payout of the performance awards will be based on the Company’s achievement of certain levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), with threshold, budget, target and maximum award levels based upon actual EBITDA of the Company during the applicable performance periods equaling or exceeding such levels. The performance period for the PSUs is the three-year period from January 1, 2009 through December 31, 2011, and the performance period for the PVSOs is the twelve-month period from January 1, 2009 through December 31, 2009. No awards shall be made or earned, as the case may be, unless the threshold goal is attained, and the maximum payout may not exceed 200% of the target award.
The maximum number of shares to be awarded with respect to PSUs under the 2009 LTIP is 890,000, which, if earned, will be settled in early 2012. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to PSUs was $1,585 as of July 3, 2009. This expense is expected to be recognized over a weighted-average period of 2.7 years.
The maximum number of shares subject to exercise with respect to PVSOs under the 2009 LTIP is 1,186,668, which, if earned, will be settled, subject to the vesting schedule noted above, in early 2010. The Company estimates the fair value of its PVSOs on the date of grant using the Black-Scholes option valuation model, which employs the following assumptions:

	For the Quarter Ended	For the Six Months
	July 3, 2009	Ended July 3, 2009
Expected volatility	43.9%	41.9%
Risk-free interest rate	1.9%	1.9%
Expected life (in years)	5.0	6.4
Expected dividends	—	—
Based on current estimates of the performance metrics, unrecognized compensation expense related to PVSOs was $1,147 as of July 3, 2009. This expense is expected to be recognized over a weighted-average period of 3.7 years.
Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model, which employs the assumptions noted in the following table, for stock option awards excluding the performance-based awards noted above, for which performance conditions have not been met:

	For the Quarter Ended		For the Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Expected volatility	43.9%	33.1%	43.2%	32.3%
Risk-free interest rate	1.9%	3.9%	2.0%	3.0%
Expected life (in years)	5.0	9.9	6.2	6.5
Expected dividends	—	—	—	—
The following summarizes transactions for the six months ended July 3, 2009, under stock option arrangements excluding the performance-based awards noted above, for which performance conditions have not been met:

			Weighted-
		Weighted-Average	Average Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2009	4,163,628	$26.03
Granted	380,779	11.17
Exercised	(102,800)	8.41
Expired or forfeited	(231,661)	27.18

Outstanding at July 3, 2009	4,209,946	$25.05	5.8	$796

Vested or expected to vest at July 3, 2009	4,031,459	$25.53	5.7	$616

Exercisable at July 3, 2009	3,403,987	$27.36	5.1	$76

Unrecognized compensation expense related to nonvested stock options was $3,023 as of July 3, 2009. This expense is expected to be recognized over a weighted-average period of 1.8 years.

Form10-Q

Nonvested Shares
Changes in the Company’s nonvested shares that are not performance-based for the six months ended July 3, 2009 are as follows:

		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Stock Awards	Value	Stock Units	Value
Nonvested at January 1, 2009	278,553	$25.39	182,600	$14.45
Awarded	62,399	9.34	165,171	12.93
Vested	(11,904)	14.70	(48,730)	14.76
Forfeited	—	—	(10,098)	13.34

Nonvested at July 3, 2009	329,048	$22.73	288,943	$13.57

Unrecognized compensation expense related to nonvested restricted stock awards was $477 as of July 3, 2009. The expense is expected to be recognized over a weighted-average period of 0.4 years. As of July 3, 2009, 329,048 nonvested stock awards, with a weighted-average grant date fair value of $22.73, are expected to vest. Unrecognized compensation expense related to nonvested restricted stock units was $3,065 as of July 3, 2009. The expense is expected to be recognized over a weighted-average period of 1.9 years. As of July 3, 2009, 236,819 nonvested stock units, with a weighted-average grant date fair value of $13.55 are expected to vest in the future.
Note 5. Loss Per Share
Basic loss per share excludes common stock equivalents and is computed by dividing net loss by the weighted-average number of common shares outstanding for the periods presented. Net loss for the quarters ended July 3, 2009 and June 27, 2008 were $(19,244) and $(18,929), respectively, and weighted-average shares outstanding for the quarters ended July 3, 2009 and June 27, 2008 were 56,273 and 58,932, respectively, resulting in a basic and diluted loss per share of $(.34) and $(.32) for the quarters ended July 3, 2009 and June 27, 2008, respectively. Net loss for the six months ended July 3, 2009 and June 27, 2008 were $(3,367) and $(890), respectively, and weighted-average shares outstanding for the six months ended July 3, 2009 and June 27, 2008 were 56,695 and 59,269, respectively, resulting in a basic and diluted loss per share of $(.06) and $(.02) for the six months ended July 3, 2009 and June 27, 2008, respectively. Diluted earnings/(loss) per share reflects the potential dilution that would occur if potentially dilutive securities such as stock options were exercised and nonvested shares vested, to the extent such securities would not be anti-dilutive. Due to net losses for all periods presented, the assumed exercise of stock options and vesting of nonvested shares had an anti-dilutive effect and, therefore, were excluded from the computation of diluted loss per share.
The following securities (in thousands) were outstanding as of July 3, 2009 and June 27, 2008, but were not included in the computation of diluted loss per share as their inclusion would be anti-dilutive:

	For the Quarter Ended		For the Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Anti-dilutive securities	4,683	4,958	4,694	4,947

Form10-Q

Note 6. Comprehensive Income/(Loss)
Comprehensive income/(loss) for the quarters and six months ended July 3, 2009 and June 27, 2008 is as follows:

	For the Quarter Ended		For the Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Net loss	$(19,244)	$(18,929)	$(3,367)	$(890)
Change in cumulative translation adjustment	7,152	(2,536)	3,382	7,356
Change in fair value of cash flow hedges, net of taxes	(5,699)	2,565	(6,837)	(2,625)

Comprehensive income/(loss)	$(17,791)	$(18,900)	$(6,822)	$3,841

The components of accumulated other comprehensive income/(loss) as of July 3, 2009, December 31, 2008 and June 27, 2008 were:

	July 3, 2009	December 31, 2008	June 27, 2008
Cumulative translation adjustment	$11,158	$7,776	$31,087
Fair value of cash flow hedges, net of taxes of $(118) at July 3, 2009, $244 at December 31, 2008 and $(344) at June 27, 2008	(2,208)	4,629	(6,250)
Other adjustments, net of taxes of $7 at July 3, 2009 and December 31, 2008	138	138	—

Total	$9,088	$12,543	$24,837

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

Form10-Q

For the Quarter Ended July 3, 2009 and June 27, 2008

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2009
Revenue	$86,314	$65,681	$27,707	$—	$179,702
Operating income/(loss)	5,087	(9,916)	(599)	(30,970)	(36,398)
Income/(loss) before income taxes	5,087	(9,916)	(599)	(29,122)	(34,550)
Total assets	225,085	292,668	42,697	182,214	742,664
Goodwill	36,876	6,994	—	—	43,870

2008
Revenue	$99,556	$78,760	$31,600	$—	$209,916
Operating income/(loss)	9,534	(8,205)	(1,405)	(29,897)	(29,973)
Income/(loss) before income taxes	9,534	(8,205)	(1,405)	(29,500)	(29,576)
Total assets	244,031	272,410	76,070	175,331	767,842
Goodwill	37,846	6,994	—	—	44,840
For the Six Months Ended July 3, 2009 and June 27, 2008

	North America	Europe	Asia	Unallocated Corporate	Consolidated
2009
Revenue	$206,172	$205,669	$64,509	$—	$476,350
Operating income/(loss)	20,133	20,197	1,231	(59,776)	(18,215)
Income/(loss) before income taxes	20,133	20,197	1,231	(58,272)	(16,711)

2008
Revenue	$237,286	$243,511	$69,521	$—	$550,318
Operating income/(loss)	30,886	24,916	(709)	(61,824)	(6,731)
Income/(loss) before income taxes	30,886	24,916	(709)	(55,097)	(4)
The following summarizes our revenue by product for the quarters and six months ended July 3, 2009 and June 27, 2008:

	For the Quarter Ended		For the Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Footwear	$126,954	$142,935	$338,595	$379,551
Apparel and accessories	47,241	62,635	125,905	160,558
Royalty and other	5,507	4,346	11,850	10,209

	$179,702	$209,916	$476,350	$550,318

Form10-Q

Note 8. Inventory, net
Inventory, net consists of the following:

	July 3, 2009	December 31, 2008	June 27, 2008
Materials	$8,368	$7,708	$8,457
Work-in-process	920	825	989
Finished goods	171,104	171,155	185,569

Total	$180,392	$179,688	$195,015

Note 9. Acquisition
On March 16, 2009, we acquired 100% of the stock of Glaudio Fashion B.V. (“Glaudio”) for approximately $1,500, net of cash acquired. Glaudio operates nine Timberland retail stores in the Netherlands and Belgium which sell Timberland footwear, apparel and accessories for men, women and kids. The acquisition was effective March 1, 2009, and its results have been included in our Europe segment from the effective date of the acquisition. The acquisition of Glaudio was not material to the results of operations, financial position or cash flows of the Company.
Note 10. Income Taxes
In February 2009, the Company received notification that our U.S. federal tax examinations for 2006 and 2007 had been completed. Accordingly, in the first quarter of 2009, we reversed approximately $6,400 of accruals related to uncertain tax positions. During the second quarter of 2009, we recorded a net benefit of approximately $140 in our tax provision related to the settlement of certain foreign tax audits.
Note 11. Share Repurchase
On March 10, 2008, our Board of Directors approved the repurchase of up to 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 716,920 and 1,617,429 for the quarter and six months ended July 3, 2009, respectively. As of July 3, 2009, 2,951,473 shares remained available for repurchase under this authorization.
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
Included herein are discussions and reconciliations of total Company, Europe and Asia revenue changes to constant dollar revenue changes. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, are not Generally Accepted Accounting Principle (“GAAP”) performance measures. The difference between changes in reported

Form10-Q

revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency exchange rate fluctuations. We provide constant dollar revenue changes for total Company, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates. The limitation of this measure is that it excludes items that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with the GAAP numbers.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in, or that result from, applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
A summary of our second quarter of 2009 financial performance, compared to the second quarter of 2008, follows:
•	Second quarter revenue decreased 14.4%, or 9.1% on a constant dollar basis, to $179.7 million.

•	Gross margin decreased from 43.9% to 42.0%.

•	Operating expenses were $111.9 million, down 8.4% from $122.2 million in the prior year period.

•	We recorded an operating loss of $36.4 million in the second quarter of 2009, compared to an operating loss of $30.0 million in the prior year period.

•	Net loss was $19.2 million in the second quarter of 2009, compared to $18.9 million in the second quarter of 2008.

•	Loss per share increased from $(.32) in the second quarter of 2008 to $(.34) in the second quarter of 2009.

•	Cash at the end of the quarter was $183.9 million with no debt outstanding.

Form10-Q

The Company anticipates that the back half of 2009 will continue to be challenging due to the low levels of consumer confidence and the financial health of the global economy. Given the continued volatile nature of current economic conditions, the Company continues to believe there is not sufficient visibility to set expectations for the remainder of 2009.
Results of Operations for the Quarter Ended July 3, 2009 as Compared to the Quarter Ended June 27, 2008
Revenue
Consolidated revenue of $179.7 million decreased $30.2 million, or 14.4%, compared to the second quarter of 2008, driven by declines in Timberland® apparel and casual footwear worldwide and continued strengthening of the U.S. dollar against the British Pound and the Euro. On a constant dollar basis, consolidated revenues were down 9.1%. North America revenue totaled $86.3 million, a 13.3% decline from 2008. Europe revenues were $65.7 million, a 16.6% decrease over 2008, and down 2.5% on a constant dollar basis. Asia revenues decreased 12.3%, to $27.7 million, but declined 13.3% on a constant dollar basis.
Segments Review
We have three reportable business segments (see Note 7 to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report): North America, Europe and Asia.
North America revenues decreased 13.3% to $86.3 million, driven by declines in our wholesale men’s footwear business, where declines in casual footwear and boots were partially offset by increases in performance footwear. Our North America retail business had revenue declines of 1.3%, driven by an 8.2% decrease in comparable store sales partially offset by 2 additional stores in 2009 and strong growth in our e-commerce businesses.
Europe recorded revenues of $65.7 million, a 16.6% decrease compared with the second quarter of 2008. The strengthening of the U.S. dollar against the British Pound and the Euro reduced Europe’s revenues by 14.1%. Growth in France and the Benelux regions, partially due to 11 new stores, was offset by weakness across the U.K. and Italy. Declines in wholesale sales of Timberland® apparel and performance and casual footwear were partially offset by continued improvement in boots, as well as SmartWool apparel and accessories. Continued softness in the wholesale business was partially offset by strong growth in retail, which combined growth from new stores with comparable store revenue growth of 7.3%.
In Asia, revenue decreased 12.3%, or 13.3% in constant dollars, to $27.7 million, driven primarily by softness in both our retail and wholesale businesses in Hong Kong and Japan. Retail sales in Asia were down 13.9%, reflecting a 5.3% decline in comparable store sales and the closure of underperforming stores.
Products
Worldwide footwear revenue was $127.0 million in the second quarter of 2009, down $16.0 million, or 11.2%, from the second quarter of 2008. Declines in men’s casual footwear and men’s boots in North America were partially offset by continued growth in the boots business in Europe and Asia. Worldwide apparel and accessories revenue fell 24.6% to $47.2 million, driven by a global decline in Timberland® apparel. Royalty and other revenue was $5.5 million in the second quarter of 2009, compared to $4.3 million in the prior year quarter, primarily as a result of our wholesale apparel licensing arrangement in North America.
Channels
Wholesale revenue was $108.4 million, a 20.3% decrease compared to the prior year quarter. Retail revenues decreased 3.5% to $71.3 million as a result of unfavorable movements in the British Pound and the Euro relative to the U.S. dollar and a decline in comparable store sales. Overall, comparable store sales were down 2.5% on a global basis, with declines in North America and Asia partially offset by increases in Europe. We had 217 stores, shops and outlets worldwide at the end of the second quarter of 2009, compared to 216 at the end of the second quarter of 2008.

Form10-Q

Gross Profit
Gross profit as a percentage of sales, or gross margin, was 42.0% for the second quarter of 2009, 190 basis points lower than in the second quarter of 2008. The effects of higher product costs, the strengthening of the U.S. dollar relative to the British Pound and Euro, lower margins in our off-price business in certain regions and higher provisions for inventory were partially offset by favorable changes in channel mix.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $11.7 million and $16.5 million for the second quarter of 2009 and 2008, respectively. The decrease was primarily driven by lower costs associated with our wholesale apparel business as a result of our transition to a licensing arrangement in North America, as well as lower footwear sourcing and logistics costs.
Operating Expense
Operating expense for the second quarter of 2009 was $111.9 million, a decrease of $10.3 million, or 8.4%, over the second quarter of 2008. The decrease was driven by a $10.3 million decrease in selling expense. Overall, changes in foreign exchange rates reduced operating expense by approximately $7.7 million in the second quarter of 2009. We continue to execute cost containment strategies throughout our businesses and make selective investments behind strategic priorities.
Selling expense was $85.0 million in the second quarter of 2009, a decrease of $10.3 million, or 10.8%, over the same period in 2008. The decrease in selling expense was a result of reduced sales, marketing and distribution costs in our wholesale businesses as a result of lower volume due to softness in the markets, lower compensation and occupancy costs in Asia due to the closure of underperforming stores and a reduced cost base due to the exiting of certain specialty brands in 2008. The benefit from changes in foreign exchange rates was partially offset by increases in European compensation and occupancy costs associated with 11 new stores compared to 2008, as well as spring media spending and share-based and incentive compensation.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $8.0 million and $8.7 million in the second quarter of 2009 and 2008, respectively.
In the second quarters of 2009 and 2008, we recorded $0.3 million and $0.4 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $1.5 million and $3.3 million for the quarters ended July 3, 2009 and June 27, 2008, respectively.
Advertising expense, which is included in selling expense, was $5.6 million and $6.0 million in the second quarter of 2009 and 2008, respectively. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and internet campaigns, production costs including agency fees, and catalog costs. The decrease in advertising expense reflects lower levels of co-op advertising partially offset by our continued investment in consumer-facing marketing programs, primarily branding and media initiatives. These investments demonstrate our commitment to strengthen our premium brand position despite adverse economic conditions. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of July 3, 2009 and June 27, 2008 was $2.3 million and $3.4 million, respectively.
General and administrative expense for the second quarter of 2009 was $26.9 million, relatively flat compared to the second quarter of 2008. The slight increase was driven primarily by higher compensation and related costs.
We recorded net restructuring charges of $0.3 million during the second quarter of 2008 to reflect costs associated with our decision to close certain retail locations.
Operating Income/(Loss)
We recorded an operating loss of $36.4 million in the second quarter of 2009, compared to an operating loss of $30.0 million in the prior year period. Operating loss in the second quarter of 2008 included restructuring charges of $0.3 million as described above.
Operating income for our North America segment was $5.1 million, a decline of 46.6% from the second quarter of 2008. The decrease was driven by a revenue decline of 13.3%, combined with a 175 basis point decline in gross margin, as higher product costs and inventory provisions offset favorable changes in mix. Operating expenses declined 7.6% primarily as a result of lower selling, marketing and distribution expenses on lower volume.

Form10-Q

Timberland’s European segment recorded an operating loss of $9.9 million in the second quarter of 2009, compared to an operating loss of $8.2 million in the second quarter of 2008. An 18.7% decline in gross profit was driven by foreign exchange rate movements, cost increases and higher markdowns, which offset favorable shifts in product and channel mix. The decline was partially offset by an 11.6% decrease in operating expense, driven primarily by lower distribution costs and the movement in foreign exchange rates.
We had an operating loss in our Asia segment of $0.6 million for the second quarter of 2009, compared to an operating loss of $1.4 million for the second quarter of 2008. The improvement over the prior year was driven by a 14.4% decrease in operating expenses, primarily related to lower compensation and occupancy costs in our retail business resulting from store closures. Gross profit was lower as a result of volume declines and mix, but benefited from foreign exchange rate movements.
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, increased 3.6% to $31.0 million. Favorable purchase price and other manufacturing variances in 2008 were not achieved in 2009, as a result of lower volume and outsourcing. Such costs are not allocated to the Company’s reportable segments.
Other Income/(Expense) and Taxes
Interest income was $0.3 million and $0.7 million in the second quarters of 2009 and 2008, respectively, reflecting lower interest rates.
Other income/(expense), net, included foreign exchange gains of $0.7 million in the second quarter of 2009 and $0.1 million in the second quarter of 2008, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the timing of settlement of our local currency denominated receivables and payables. These gains were driven by the volatility of exchange rates within the second quarters of 2009 and 2008 and should not be considered indicative of expected future results.
The effective income tax rate for the second quarter of 2009 was 44.3%. Based on our full year estimate of global income and the geographical mix of our profits, as well as provisions for certain tax reserves and discrete items related to the completion of audits, we currently expect our full year tax rate to be in the range of 33.0%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions. The effective income tax rate for the second quarter of 2008 was 36.0%.
Results of Operations for the Six Months Ended July 3, 2009 as Compared to the Six Months Ended June 27, 2008
Revenue
Consolidated revenue for the first six months of 2009 was $476.4 million, a decrease of $74.0 million, or 13.4%, compared to the first six months of 2008. These results were driven primarily by declines in Timberland® apparel and casual footwear worldwide and the strengthening of the U.S. dollar against the British Pound and the Euro. On a constant dollar basis, consolidated revenues were down 7.5%. North America revenue totaled $206.2 million, a 13.1% decline from 2008. Europe revenues were $205.7 million for the first six months of 2009, a decrease of 15.5% from the same period in 2008, and a decline of 2.0% on a constant dollar basis. Asia revenues were $64.5 million for the first six months of 2009, a decrease of 7.2% from the same period in 2008, and a decline of 9.5% on a constant dollar basis.
Segments Review
The Company’s North America revenues decreased 13.1% to $206.2 million, driven by declines in boots, as well as Timberland® apparel, due in part to anticipated declines from the decision in 2008 to transition our North America wholesale apparel business to a licensing arrangement, and declines in casual footwear. The continued weakness in these areas was partially offset by growth in performance footwear and SmartWool apparel. Within North America, our retail business had revenue declines of 5.2%, driven by a 9.0% decrease in comparable store sales.
Our Europe revenues decreased to $205.7 million from the $243.5 million reported in the first six months of 2008, largely due to foreign exchange rate impacts. Europe revenues declined 2.0% on a constant dollar basis. Softness in wholesale sales

Form10-Q

was partially offset by strong comparable store revenue growth in our retail business. A difficult wholesale market across the U.K., Italy, and Spain was partially offset by growth in our distributor business as well as in Central Europe.
Asia revenues for the first six months of 2009 were $64.5 million, compared to $69.5 million for the first six months of 2008, a decline of 9.5% in constant dollars, due primarily to softness in our retail apparel business. Lower revenues in Hong Kong and Singapore, as well as weakness in the distributor businesses, were the primary drivers of this decline.
Products
Worldwide footwear revenue was $338.6 million for the first six months of 2009, down $41.0 million, or 10.8%, from the same period in 2008, driven by global declines in casual footwear and our boot business in North America. Outside North America, we continue to see encouraging signs that our boot business is strengthening. Worldwide apparel and accessories revenue fell 21.6% to $125.9 million, as growth from SmartWool was offset by a decline in Timberland® brand apparel, reflecting the strengthening of the U.S. dollar relative to the British Pound and the Euro, softness in international markets, and the impact of transitioning our North America wholesale apparel business to a licensing arrangement. The Company ceased sales of in-house Timberland® brand apparel in North America through the wholesale channel during the second quarter of 2008. Royalty and other revenue was $11.9 million in the first six months of 2009, compared to $10.2 million in the prior year period, reflecting increased sales of apparel in North America under our licensing agreement established in 2008, partially offset by lower sales of kids’ apparel in Europe.
Channels
Wholesale revenue was $327.0 million, a 16.5% decrease compared to the first six months of 2008. Softness in certain of our key wholesale markets, such as the U.K., Italy, Japan and Hong Kong, was the primary driver of sales declines, along with the strengthening of the U.S. dollar in Europe and, to a lesser degree, the transition of the North America wholesale apparel business to a licensing arrangement.
Retail revenues fell 5.9% to $149.3 million, driven by unfavorable foreign exchange rate impacts and a worldwide retail market that continues to be difficult, especially with respect to apparel. Overall, comparable store sales were down 2.1% on a global basis compared to the first half of 2008, with favorable comparable store results in Europe being offset by declines in our North America stores.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 44.5% for the first half of 2009, or 90 basis points lower than the prior year period, as the impact of higher product costs, lower margins in our off-price business in certain regions and higher provisions for inventory were partially offset by favorable changes in channel mix.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $25.6 million and $36.0 million in the first half of 2009 and 2008, respectively. The decrease was driven by lower costs associated with our wholesale apparel business as a result of our transition to a licensing arrangement in North America, as well as lower footwear sourcing and logistics costs.
Operating Expense
Operating expense for the first six months of 2009 was $230.4 million, 10.2%, or $26.1 million lower than the first six months of 2008. The change is attributable to a $26.1 million decrease in selling, general and administrative expenses and a decrease in restructuring charges of $1.0 million. These decreases were partially offset by an intangible asset impairment charge of $0.9 million. Overall, changes in foreign exchange rates reduced operating expense in the first six months of 2009 by approximately $16.3 million.
Selling expense for the first six months of 2009 was $177.3 million, a decrease of $24.1 million, or 12.0%, over the same period in 2008. The strengthening of the U.S. dollar relative to the British Pound and the Euro benefited operating expenses along with decreases due primarily to reduced sales, marketing and distribution costs in our wholesale business on lower volume reflecting continued softness in this market, lower compensation and occupancy costs in our retail business due to store closures, and the exiting of certain specialty brands in 2008.

Form10-Q

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $17.4 million and $18.6 million in the first half of 2009 and 2008, respectively.
In the first six months of 2009 and 2008, we recorded $0.9 million and $1.2 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $6.3 million and $8.4 million for the six months ended July 3, 2009 and June 27, 2008, respectively.
Advertising expense, which is included in selling expense, was $10.2 million and $11.1 million in the first half of 2009 and 2008, respectively. We maintained our commitment to strengthening our premium brand position despite adverse economic conditions during the first six months of 2009 and increased our consumer-facing marketing spending, primarily media production. This increase was offset by lower levels of co-op advertising.
General and administrative expense for the first six months of 2009 was $52.3 million, a decrease of 3.5% as compared to the $54.2 million reported in the first six months of 2008. The benefit from changes in foreign exchange rates offset increases in compensation and related costs.
Total operating expense in the first six months of 2009 also included a charge of $0.9 million to reflect the impairment of a trademark, as discussed in Note 2 to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this report, and restructuring credits of $0.1 million. We recorded net restructuring charges of $0.9 million in the first six months of 2008.
Operating Income/(Loss)
Operating loss for the first half of 2009 was $18.2 million, compared to an operating loss of $6.7 million in the prior year period. Operating loss included an impairment charge of $0.9 million and restructuring (credits)/charges of $(0.1) million in the first six months of 2009, compared to restructuring charges of $0.9 million in the first six months of 2008.
Operating income for our North America segment decreased 34.8% to $20.1 million in the first half of 2009. The decrease was driven by a 265 basis point decline in gross margin, reflecting increased product costs, higher provisions for inventory and higher than anticipated sales returns and allowances, partially offset by a more favorable channel mix. The deterioration in gross margin was partially offset by an 11.2% decrease in operating expenses, principally selling, marketing and distribution expenses. Savings associated with the exiting of certain specialty brands in 2008 were partially offset by fixed asset write-offs related to our retail business.
Europe’s operating income was $20.2 million for the first half of 2009, compared to $24.9 million in the prior year period, reflecting a 15.8% decrease in gross profit, in line with a 15.5% decrease in revenue. This decrease was partially offset by a 15.0% decrease in operating expenses, driven by reduced agency, marketing and distribution costs in light of lower sales volume and the impact of foreign exchange rate movements, partially offset by an intangible asset impairment charge.
Asia’s operating income was $1.2 million in the first six months of 2009, compared to an operating loss of $0.7 million in the first six months of 2008, largely driven by a 10.5% reduction in operating expense, due principally to reduced compensation and occupancy costs in our retail business.
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, decreased 3.3% to $59.8 million. The lower expenses were driven by the benefit from the revaluation of the Company’s existing inventory to new standard prices that is not allocated to the Company’s reportable segments.
Other Income/(Expense) and Taxes
Interest income was $0.7 million and $1.6 million in the first six months of 2009 and 2008, respectively, reflecting lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $0.2 million in each of the first six months of 2009 and 2008, respectively.
Other income/(expense), net included foreign exchange gains of $0.4 million and $5.2 million in the first six months of 2009 and 2008, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges and the timing of settlement of our local currency denominated receivables and payables.

Form10-Q

These gains were driven by the volatility of exchange rates within the first half of 2009 and 2008 and should not be considered indicative of expected future results.
The effective income tax rate for the first half of 2009 was 79.9%. The rate was impacted by a benefit of approximately $6.5 million due to the closure of certain audits in the first six months of 2009. Based on our full year estimate of global income and the geographical mix of our profits as well as provisions for certain tax reserves, we currently expect our full year tax rate to be in the range of 33.0%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions.
Reconciliation of Total Company, Europe and Asia Revenue Increases/(Decreases) To Constant Dollar Revenue Increases/(Decreases)
Total Company Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended July 3, 2009		Ended July 3, 2009
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue decrease (GAAP)	$(30.2)	-14.4%	$(74.0)	-13.4%
Decrease due to foreign exchange rate changes	(11.2)	-5.3%	(32.8)	-5.9%

Revenue decrease in constant dollars	$(19.0)	-9.1%	$(41.2)	-7.5%
Europe Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended July 3, 2009		Ended July 3, 2009
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue decrease (GAAP)	$(13.1)	-16.6%	$(37.8)	-15.5%
Decrease due to foreign exchange rate changes	(11.1)	-14.1%	(33.0)	-13.5%

Revenue decrease in constant dollars	$(2.0)	-2.5%	$(4.8)	-2.0%
Asia Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended July 3, 2009		Ended July 3, 2009
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue decrease (GAAP)	$(3.9)	-12.3%	$(5.0)	-7.2%
Increase due to foreign exchange rate changes	0.3	1.0%	1.6	2.3%

Revenue decrease in constant dollars	$(4.2)	-13.3%	$(6.6)	-9.5%
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

Form10-Q

Accounts Receivable and Inventory
Accounts receivable were $100.1 million as of July 3, 2009, compared with $168.7 million as of December 31, 2008 and $121.5 million at June 27, 2008. Days sales outstanding were 50 days as of July 3, 2009, compared with 39 days as of December 31, 2008 and 52 days as of June 27, 2008. Wholesale days sales outstanding were 66 days for the second quarters of 2009 and 2008, respectively and 48 days at December 31, 2008. The decrease in accounts receivable was driven by reduced revenue and a shift in the mix of our business towards retail as compared to the same period in 2008. We continued to maintain our collection discipline despite a reduction in sales and the macro-economic environment.
Inventory was $180.4 million as of July 3, 2009, compared with $179.7 million at December 31, 2008 and $195.0 million as of June 27, 2008. The decrease in inventory was driven by disciplined inventory management as our revenues have declined. Our inventory remains clean as we have seen a reduction in our excess and obsolete inventory as a percentage of our overall inventory.
Liquidity and Capital Resources
Net cash used by operations for the first half of 2009 was $6.6 million, compared with cash provided of $39.9 million for the first half of 2008. The decrease in cash generation was due primarily to increased usage of cash for accounts payable, associated with the timing of inventory payments, the timing of tax payments, and to a lesser extent, the reduction in our profitability.
Net cash used for investing activities was $9.7 million in the first half of 2009, compared with $7.4 million in the first half of 2008. The increase is due primarily to the acquisition of Glaudio for approximately $1.5 million.
Net cash used by financing activities was $18.1 million in the first half of 2009, compared with $24.0 million in the first half of 2008. Cash flows used for financing activities reflect share repurchases of $19.4 million in the first six months of 2009, compared with $25.0 million in the first six months of 2008. We received cash inflows of $1.4 million in the first half of 2009 from the exercise of employee stock options, compared with $0.8 million from such exercises in the first half of 2008.
We are exposed to the credit risk of those parties with which we do business, including counterparties on our derivative contracts and our customers. Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through April 2010. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Additionally, consumer spending is being affected by the current macro-economic environment, particularly the disruption of the credit and stock markets and increased unemployment. Continued deterioration in the markets and economic conditions generally could adversely impact our customers and their ability to access credit.
We may utilize our committed and uncommitted lines of credit to fund our seasonal working capital needs. We have not experienced any restrictions on the availability of these lines to date and the adverse capital and credit market conditions are not expected to significantly affect our ability to meet our liquidity needs.
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Any letters of credit outstanding under the Agreement ($1.9 million at July 3, 2009) reduce the amount available for borrowing under the Agreement. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 0.7% at July 3, 2009), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of July 3, 2009, the applicable margin under the facility was 47.5 basis points. We pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of July 3, 2009, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed-charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis, and were in compliance for the quarter ended July 3, 2009.

Form10-Q

We have uncommitted lines of credit available from certain banks which totaled $30 million at July 3, 2009. Any borrowings under these lines would be at prevailing money market rates. Further, we have an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.
As of July 3, 2009 and June 27, 2008, we had no borrowings outstanding under any of our credit facilities. The amount of peak borrowing under our facilities in 2008 was approximately $20.0 million, and occurred during the fourth quarter of 2008 to fund our seasonal working capital requirements. In 2009, we expect to utilize our facilities in a similar fashion to 2008, primarily to fund seasonal working capital requirements in the latter half of the year.
Management believes that our operating costs, capital requirements and funding for our share repurchase program for the balance of 2009 will be funded through our current cash balances, our existing credit facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and cash from operations, without the need for additional financing. However, as discussed in the sections entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 (our “Annual Report on Form 10-K”), and “Forward Looking Information” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, several risks and uncertainties could require that the Company raise additional capital through equity and/or debt financing. From time to time, the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities. The continued volatility in the credit markets could result in significant increases in borrowing costs for any new debt we may require.
Off-Balance Sheet Arrangements
Letters of Credit
As of July 3, 2009, December 31, 2008 and June 27, 2008, we had letters of credit and guarantees outstanding of $17.2 million, $16.1 million and $27.8 million, respectively. These letters of credit and guarantees were issued principally in support of retail commitments.
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
We utilize cash from operations and U.S. dollar denominated borrowings to fund our working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, and long-term debt, if required, is generally used to finance long-term investments. In addition, we use derivative instruments to manage the impact of foreign currency fluctuations on a portion of our foreign currency transactions. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Cash balances are invested in high-grade securities with terms of less than three months.

Form10-Q

We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lender’s cost of funds, plus an applicable spread, or prevailing money market rates. As of July 3, 2009 and June 27, 2008, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to mitigate the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decreasing the volatility of our earnings. The foreign currency forward contracts under this program will expire in 10 months or less. Based upon a sensitivity analysis as of July 3, 2009, a 10% change in foreign exchange rates would cause the fair value of our derivative instruments to increase/decrease by approximately $11.4 million, compared to an increase/decrease of $15.1 million at December 31, 2008 and an increase/decrease of $11.8 million at June 27, 2008.
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
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended July 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II OTHER INFORMATION
Item 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the sections entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and “Forward-looking Information” on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 (our “Annual Report on Form 10-K”) and in the section entitled “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The first paragraph of the risk factor entitled “We conduct business outside the United States, which exposes us to foreign currency, import restrictions, taxes, duties and other risks” in Part I, Item 1A of our Annual Report on Form 10-K is hereby amended by adding the following language at the end thereof.
Recently, the Obama Administration has proposed legislation that would fundamentally change how U.S. multinational corporations are taxed on their global income. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase our U.S. income tax liability and adversely affect our profitability.

Form10-Q

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)

	For the Three Fiscal Months Ended July 3, 2009
			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	that May Yet
	Total Number		of Publicly	Be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs

April 4 — May 1	—	$—	—	3,668,393
May 2 — May 29	313,030	13.49	313,030	3,355,363
May 30 — July 3	403,890	13.92	403,890	2,951,473

Total	716,920	$13.73	716,920
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date
Program 1	03/10/2008	6,000,000	None

*	Fiscal month

**	Based on trade date — not settlement date

Form10-Q

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	We held our Annual Meeting of Stockholders on May 21, 2009 (the “Annual Meeting”).

(b)	At the Annual Meeting, proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all nominees for director were elected as indicated by the following schedule of votes cast for each director.
The holders of Class A Common Stock elected the following directors:

	Total Votes for	Total Votes Withheld from Each
Nominee	Each Director	Director
Ian W. Diery	38,125,661	4,662,508
Irene M. Esteves (1)	36,512,749	6,275,420
John A. Fitzsimmons	36,502,723	6,285,446

(1)	Effective June 18, 2009, Ms. Esteves resigned from the Board of Directors. The resignation was not due to any form of disagreement with the Company.
The holders of Class A Common Stock and the holders of Class B Common Stock, voting together as a single class, elected the following directors:

	Total Votes for	Total Votes Withheld from Each
Nominee	Each Director	Director
Sidney W. Swartz	153,250,468	4,829,301
Jeffrey B. Swartz	153,436,750	4,643,019
Virginia H. Kent	153,397,189	4,682,580
Kenneth T. Lombard	151,083,516	6,996,253
Edward W. Moneypenny	151,804,400	6,275,369
Peter R. Moore	151,809,888	6,269,881
Bill Shore	153,345,413	4,734,356
Terdema L. Ussery, II	153,445,325	4,634,444
Carden N. Welsh	157,609,051	470,718
There were no abstentions or broker non-votes with respect to the election of the director nominees.
The holders of Class A Common Stock and the holders of Class B Common Stock, voting together as a single class, ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm. A total of 157,895,745 votes were cast in favor, 162,573 votes were cast against, 21,451 votes were abstentions, and there were no broker non-votes.
The holders of Class A Common Stock and the holders of Class B Common Stock, voting together as a single class, voted to approve amendments to the Company’s 1991 Employee Stock Purchase Plan, as amended (the “ESPP”) to increase the number of shares reserved for issuance under the ESPP from 300,000 to 500,000 and to remove the requirements that employees complete six months of continuous service and customarily work more than twenty hours per week in order to participate in the ESPP. A total of 154,631,007 votes were cast in favor of these amendments, 196,011 votes were cast against, 29,339 votes were abstentions, and 3,223,412 shares resulted in broker non-votes.

Form10-Q

Item 6. EXHIBITS

Exhibits.

Exhibit 10.1 —	Form of Director Restricted Stock Unit Agreement under The Timberland Company 2007 Incentive Plan, filed herewith.

Exhibit 31.1 —	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 —	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 —	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2 —	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Form10-Q

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: August 6, 2009	By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
Chief Executive Officer

Date: August 6, 2009	By:	/s/ JOHN D. CRIMMINS, III
John D. Crimmins, III
Chief Financial Officer

Form10-Q

EXHIBIT INDEX

Exhibit	Description

Exhibit 10.1	Form of Director Restricted Stock Unit Agreement under The Timberland Company 2007 Incentive Plan, filed herewith.

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.