Form 10-Q
period 2009-10-02
TIMBERLAND CO
filed 2009-11-05
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2009
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
☐ Yes  ☑ No
On October 30, 2009, 44,007,671 shares of the registrant’s Class A Common Stock were outstanding and 11,339,160 shares of the registrant’s Class B Common Stock were outstanding.

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

Form 10-Q

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 2,	December 31,	September 26,
	2009	2008	2008
Assets
Current assets
Cash and equivalents	$112,851	$217,189	$62,686
Accounts receivable, net of allowance for doubtful accounts of $13,578 at October 2, 2009, $14,482 at December 31, 2008 and $14,585 at September 26, 2008	270,272	168,666	267,246
Inventory, net	201,733	179,688	218,884
Prepaid expense	32,919	37,139	41,465
Prepaid income taxes	18,287	16,687	21,190
Deferred income taxes	23,512	23,425	21,826
Derivative assets	839	7,109	4,365

Total current assets	660,413	649,903	637,662

Property, plant and equipment, net	70,664	78,526	80,225
Deferred income taxes	13,825	18,528	20,132
Goodwill	44,353	43,870	43,870
Intangible assets, net	45,948	47,996	51,958
Other assets, net	15,161	10,576	11,670

Total assets	$850,364	$849,399	$845,517

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$89,681	$96,901	$94,834
Accrued expense
Payroll and related	30,478	32,587	30,166
Other	88,256	79,503	81,839
Income taxes payable	18,224	20,697	23,529
Derivative liabilities	3,994	2,386	1,724

Total current liabilities	230,633	232,074	232,092

Other long-term liabilities	36,146	40,787	41,774
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 74,265,471 shares issued at October 2, 2009, 73,806,026 shares issued at December 31, 2008 and 73,757,691 shares issued at September 26, 2008	743	738	738
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,339,160 shares issued and outstanding at October 2, 2009, and 11,529,160 shares issued and outstanding at December 31, 2008 and September 26, 2008	113	115	115
Additional paid-in capital	264,484	260,267	257,715
Retained earnings	952,429	918,039	904,901
Accumulated other comprehensive income	12,195	12,543	23,346
Treasury Stock at cost; 30,257,800 Class A shares at October 2, 2009, and 27,766,651 Class A shares at December 31, 2008 and September 26, 2008	(646,379)	(615,164)	(615,164)

Total stockholders’ equity	583,585	576,538	571,651

Total liabilities and stockholders’ equity	$850,364	$849,399	$845,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Quarter Ended		For the Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Revenue	$421,766	$423,606	$898,116	$973,924
Cost of goods sold	227,254	226,595	491,407	527,109

Gross profit	194,512	197,011	406,709	446,815

Operating expense
Selling	107,314	114,100	284,609	315,539
General and administrative	28,805	29,486	81,118	83,713
Impairment of intangible asset	—	—	925	—
Restructuring and related (credits)/costs	(88)	185	(209)	1,054

Total operating expense	136,031	143,771	366,443	400,306

Operating income	58,481	53,240	40,266	46,509

Other income/(expense)
Interest income	106	457	845	2,034
Interest expense	(117)	(121)	(355)	(354)
Other income/(expense), net	2,626	(2,454)	3,629	2,929

Total other income/(expense), net	2,615	(2,118)	4,119	4,609

Income before provision for income taxes	61,096	51,122	44,385	51,118

Provision for income taxes	23,339	20,464	9,995	21,350

Net income	$37,757	$30,658	$34,390	$29,768

Earnings per share
Basic	$.68	$.53	$.61	$.51
Diluted	$.68	$.52	$.61	$.50
Weighted-average shares outstanding
Basic	55,744	58,078	56,385	58,868
Diluted	55,908	58,471	56,692	59,271
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months Ended
	October 2,	September 26,
	2009	2008
Cash flows from operating activities:
Net income	$34,390	$29,768
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	5,041	2,420
Share-based compensation	4,163	6,225
Depreciation and other amortization	21,582	24,239
Provision for losses on accounts receivable	4,180	4,517
Provision for intangible assets impairment	925	—
Tax expense from share-based compensation, net of excess benefit	(1,804)	(1,161)
Unrealized (gain)/loss on derivatives	554	(268)
Other non-cash charges, net	930	964
Increase/(decrease) in cash from changes in working capital:
Accounts receivable	(103,264)	(82,671)
Inventory	(18,891)	(17,063)
Prepaid expense and other assets	1,265	401
Accounts payable	(8,099)	9,009
Accrued expense	5,263	756
Prepaid income taxes	(1,600)	(3,829)
Income taxes payable	(7,208)	8,413
Other liabilities	(175)	(3,239)

Net cash used by operating activities	(62,748)	(21,519)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(1,554)	—
Additions to property, plant and equipment	(11,078)	(15,313)
Other	(601)	3,627

Net cash used by investing activities	(13,233)	(11,686)

Cash flows from financing activities:
Common stock repurchases	(29,285)	(45,081)
Issuance of common stock	1,373	1,407
Excess tax benefit from share-based compensation	136	179
Other	(1,248)	—

Net cash used by financing activities	(29,024)	(43,495)

Effect of exchange rate changes on cash and equivalents	667	(3,888)

Net decrease in cash and equivalents	(104,338)	(80,588)
Cash and equivalents at beginning of period	217,189	143,274

Cash and equivalents at end of period	$112,851	$62,686

Supplemental disclosures of cash flow information:
Interest paid	$309	$260
Income taxes paid	$15,460	$15,697
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
The financial statements included in this Quarterly Report on Form 10-Q are unaudited, but in the opinion of management, such financial statements include the adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and changes in cash flows for the interim periods presented. The Company has evaluated subsequent events through November 5, 2009, the date on which the financial statements were issued. The results reported in these financial statements are not necessarily indicative of the results that may be expected for the full year due, in part, to seasonal factors. Historically, our revenue has been more heavily weighted to the second half of the year.
The Company’s fiscal quarters end on the Friday closest to the day on which the calendar quarter ends, except that the fourth quarter and fiscal year end on December 31. The third quarter and first nine months of our fiscal year in 2009 and 2008 ended on October 2, 2009 and September 26, 2008, respectively.
New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”), establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards effective for financial statements issued for annual and interim periods ending after September 15, 2009, and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. ASC 105 is not intended to change or alter existing US GAAP. The Codification changes the references of financial standards in effect for the Company. Beginning with the third quarter of 2009, all references made to U.S. GAAP use the new Codification numbering system prescribed by the FASB. ASC 105 did not have any impact on the Company’s financial position, results of operations and cash flows.
ASC 805, Business Combinations (“ASC 805”), was revised to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for business combinations made by the Company on or after January 1, 2009.
ASC 815, Derivatives and Hedging (“ASC 815”), sets forth the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under ASC 815; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the disclosures required by ASC 815-10-50 effective with the interim financial statements for the quarter ending April 3, 2009.
ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The Company adopted the interim disclosure provisions of ASC 820-10-50 as of July 3, 2009. Although the adoption did not impact the Company’s financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 2.

Form 10-Q

ASC 855, Subsequent Events (“ASC 855”), defines the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. The Company adopted the disclosure provisions of ASC 855 effective with the interim financial statements for the quarter ending July 3, 2009. Although the adoption did not materially impact its unaudited condensed consolidated financial statements, the Company is now required to provide additional disclosures, which are included under Basis of Presentation above.
The FASB recently issued Accounting Standards Update No. 2009-05 (“ASU No. 2009-05”), Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value, (ASC 820-10). The guidance in ASU No. 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, ASU No. 2009-05 specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. The guidance also states that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU No. 2009-05 is effective for the Company beginning with the quarter ending December 31, 2009, and its adoption is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.
Note 2. Fair Value Measurements
The provisions of ASC 820 relating to the Company’s nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis became effective on January 1, 2009. The implementation of this standard to our nonfinancial assets and liabilities remeasured on a non-recurring basis impacts the manner in which we measure fair value primarily in our goodwill, indefinite-lived and long-lived asset impairment tests, as well as initial fair value measurements for new asset retirement obligations. The implementation of this standard did not have a material impact on the unaudited condensed consolidated financial statements of the Company.
ASC 820 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of October 2, 2009:

Description	Level 1	Level 2	Level 3	Impact of Netting	October 2, 2009

Assets:
Cash equivalents	$63,116	$—	$—	$—	$63,116

Derivative contracts:
Derivative assets	$—	$1,126	$—	$(178)	$948

Cash surrender value of life insurance	$—	$7,740	$—	$—	$7,740

Liabilities:
Derivative contracts:
Derivative liabilities	$—	$4,402	$—	$(178)	$4,224
Cash equivalents include money market funds and time deposits, placed with a variety of high credit quality financial institutions, for which cost approximates fair market value.
The fair value of the derivative contracts in the table above is reported on a gross basis by level based on the fair value hierarchy with a corresponding adjustment for netting for financial statement presentation purposes, where appropriate. The

Form 10-Q

derivative contracts above include $109 of assets included in other assets, net on our unaudited condensed consolidated balance sheet and $230 of liabilities included in other long-term liabilities on our unaudited condensed consolidated balance sheet. The Company often enters into derivative contracts with a single counterparty, and certain of these contracts are covered under a master netting agreement. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates.
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
During the first quarter of 2009, the Company evaluated the carrying value of the GoLite trademark, which is licensed to a third party, for events or changes in circumstances indicating that the carrying value of the asset may not be recoverable. Considering such factors as the ability of the licensee to obtain necessary financing, the impact of changes in economic conditions and an assessment of the Company’s ability to recover all contractual payments when due under the licensing arrangement, the Company determined that the carrying value of the GoLite trademark was impaired and recorded a pre-tax non-cash charge of approximately $925, which reduced the carrying value of the trademark to zero. The charge is reflected in our Europe segment.
During the third quarter of 2009, the Company evaluated the carrying value of certain long-lived fixed assets, specifically certain footwear molds used in our production process. Based on an evaluation that included Level 3 input factors such as actual and planned production levels and style changes, the Company determined that the carrying value of the molds was impaired and we recorded a pre-tax non-cash charge of approximately $740, which reduced the carrying value of the molds to zero. The charge is reflected in Unallocated Corporate in our segment reporting.
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
Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2011. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Cash Flow Hedges
The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations on certain of its forecasted foreign currency denominated sales transactions. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, inter-company charges, as well as collections and payments. The risk in these exposures is the potential for losses associated with the remeasurement of non-functional currency cash flows into the functional currency. The Company has a hedging program to aid in mitigating its foreign currency exposures and to decrease the volatility in earnings. Under this hedging program, the Company performs a monthly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. A hedge is considered effective if the changes in the

Form 10-Q

fair value of the derivative provide offset of at least 80 percent and not more than 125 percent of the changes in the fair value or cash flows of the hedged item attributable to the risk being hedged. The Company uses regression analysis to assess the effectiveness of a hedge relationship.
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
As of October 2, 2009, we had forward contracts maturing at various dates through January 2011 to sell the equivalent of $109,044 in foreign currencies at contracted rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount	Maturity
Currency	(U.S. $ Equivalent)	Date
Pounds Sterling	$5,804	2009
Pounds Sterling	14,131	2010
Pounds Sterling	811	2011
Euro	13,701	2009
Euro	50,552	2010
Euro	733	2011
Japanese Yen	7,426	2009
Japanese Yen	14,803	2010
Japanese Yen	1,083	2011

	$109,044

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
As of October 2, 2009, we had forward contracts maturing at various dates through January 2010 to sell the equivalent of $59,312 in foreign currencies at contracted rates and to buy the equivalent of $(15,901) in foreign currencies at contracted rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount	Maturity
Currency	(U.S. $ Equivalent)	Date
Pounds Sterling	$(15,901)	2010
Euro	25,577	2010
Japanese Yen	14,493	2010
Canadian Dollar	10,403	2010
Norwegian Kroner	5,145	2010
Swedish Krona	3,694	2010

	$43,411

Form 10-Q

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
As of October 2, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange forward contracts	Derivative assets	$831	Derivative liabilities	$3,998
Foreign exchange forward contracts	Derivative liabilities	154	Derivative assets	—
Foreign exchange forward contracts	Other assets	127	Other long-term liabilities	236
Foreign exchange forward contracts	Other long-term liabilities	6	Other assets	18

Total derivatives designated as hedging instruments		$1,118		$4,252

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Derivative assets	$8	Derivative liabilities	$150

Total derivatives not designated as hedging instruments		$8		$150

Total derivatives		$1,126		$4,402

The Effect of Derivative Instruments on the Statement of Operations for the Quarters Ended October 2, 2009 and September 26, 2008

				Amount of Gain/(Loss)
	Amount of Gain/(Loss)		Location of Gain/(Loss)	Reclassified from
	Recognized in OCI on		Reclassified from	Accumulated OCI into
	Derivatives		Accumulated OCI into	Income
Derivatives in Cash Flow	(Effective Portion)		Income	(Effective Portion)
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008

Foreign exchange forward contracts	$(2,939)	$2,563	Cost of goods sold	$(3,794)	$(1,320)

	Location of Gain/(Loss)	Amount of Gain/(Loss)
	Recognized in	Recognized in
Derivatives not Designated	Income on	Income on Derivatives
as Hedging Instruments	Derivatives	2009	2008

Foreign exchange forward contracts	Other income/(expense), net	$(1,651)	$(1,642)

Form 10-Q

The Effect of Derivative Instruments on the Statement of Operations for the Nine Months Ended October 2, 2009 and September 26, 2008

				Amount of Gain/(Loss)
	Amount of Gain/(Loss)		Location of Gain/(Loss)	Reclassified from
	Recognized in OCI on		Reclassified from	Accumulated OCI into
	Derivatives		Accumulated OCI into	Income
Derivatives in Cash Flow	(Effective Portion)		Income	(Effective Portion)
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008

Foreign exchange forward contracts	$(2,939)	$2,563	Cost of goods sold	$3,865	$(7,107)
The Company expects to reclassify pre-tax losses of $3,050 to the statement of operations in cost of goods sold within the next twelve months.

	Location of Gain/(Loss)	Amount of Gain/(Loss)
	Recognized in	Recognized in
Derivatives not Designated	Income on	Income on Derivatives
as Hedging Instruments	Derivatives	2009	2008

Foreign exchange forward contracts	Other income/(expense), net	$996	$799
Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in our unaudited condensed consolidated statement of operations in other income/(expense), net. The amount of hedge ineffectiveness reported in other income/(expense), net for the quarters and nine months ended October 2, 2009 and September 26, 2008, respectively, was not material.
During the quarter ended July 3, 2009, the Company de-designated certain cash flow hedges due to settle in the quarter that related to its Japanese Yen exposure. Included in other income/(expense), net above for the nine months ended October 2, 2009 is a net loss of approximately $14 related to these contracts.
Note 4. Share-Based Compensation
Share-based compensation costs were as follows in the quarters and nine months ended October 2, 2009 and September 26, 2008, respectively:

	For the Quarter Ended
	October 2, 2009	September 26, 2008
Cost of goods sold	$252	$361
Selling expense	846	1,038
General and administrative expense	485	608

Total share-based compensation	$1,583	$2,007

	For the Nine Months Ended
	October 2, 2009	September 26, 2008
Cost of goods sold	$611	$987
Selling expense	2,270	3,331
General and administrative expense	1,282	1,907

Total share-based compensation	$4,163	$6,225

Form 10-Q

Performance-based Awards
On March 4, 2009, the Management Development and Compensation Committee of the Board of Directors approved the terms of The Timberland Company 2009 Executive Long Term Incentive Program (“2009 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and management team. On March 5, 2009, the Board of Directors also approved the 2009 LTIP with respect to the Company’s Chief Executive Officer. The 2009 LTIP was established under the Company’s 2007 Incentive Plan. The awards are subject to future performance, and consist of performance stock units (“PSUs”) equal in value to one share of the Company’s Class A Common Stock, and performance vested stock options (“PVSOs”) with an exercise price of $9.34 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on March 5, 2009, the date of grant). On May 21, 2009, additional awards were made under the 2009 LTIP consisting of PSUs equal in value to one share of the Company’s Class A Common Stock, and PVSOs with an exercise price of $12.93 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on May 21, 2009, the date of grant). Shares with respect to the PSUs will be granted and will vest following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The PVSOs will vest in three equal annual installments following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The payout of the performance awards will be based on the Company’s achievement of certain levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), with threshold, budget, target and maximum award levels based upon actual EBITDA of the Company during the applicable performance periods equaling or exceeding such levels. The performance period for the PSUs is the three-year period from January 1, 2009 through December 31, 2011, and the performance period for the PVSOs is the twelve-month period from January 1, 2009 through December 31, 2009. No awards will be made or earned, as the case may be, unless the threshold goal is attained, and the maximum payout may not exceed 200% of the target award.
The maximum number of shares to be awarded with respect to PSUs under the 2009 LTIP is 815,000, which, if earned, will be settled in early 2012. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to PSUs was $1,960 as of October 2, 2009. This expense is expected to be recognized over a weighted-average period of 2.4 years.
The maximum number of shares subject to exercise with respect to PVSOs under the 2009 LTIP is 1,086,668, which, if earned, will be settled, subject to the vesting schedule noted above, in early 2010. The Company estimates the fair value of its PVSOs on the date of grant using the Black-Scholes option valuation model, which employs the assumptions in the table below for the nine months ended October 2, 2009. No awards were made under the 2009 LTIP for the quarter ended October 2, 2009.

For the Nine
Months Ended
October 2, 2009
Expected volatility	41.9%
Risk-free interest rate	1.9%
Expected life (in years)	6.4
Expected dividends	—
Based on current estimates of the performance metrics, unrecognized compensation expense related to PVSOs was $1,508 as of October 2, 2009. This expense is expected to be recognized over a weighted-average period of 3.4 years.

Form 10-Q

Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model, which employs the assumptions noted in the following table, for stock option awards excluding the performance-based awards noted above, for which performance conditions have not been met:

	For the Quarter Ended		For the Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Expected volatility	45.9%	33.7%	43.3%	32.3%
Risk-free interest rate	2.5%	3.1%	2.0%	3.1%
Expected life (in years)	5.0	5.0	6.2	6.4
Expected dividends	—	—	—	—
The following summarizes transactions for the nine months ended October 2, 2009, under stock option arrangements excluding the performance-based awards noted above, for which performance conditions have not been met:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2009	4,163,628	$26.03
Granted	395,179	11.27
Exercised	(102,800)	8.41
Expired or forfeited	(385,059)	24.13

Outstanding at October 2, 2009	4,070,948	$25.22	5.6	$799

Vested or expected to vest at October 2, 2009	4,014,165	$25.39	5.5	$753

Exercisable at October 2, 2009	3,379,496	$27.27	4.9	$92

Unrecognized compensation expense related to nonvested stock options was $2,279 as of October 2, 2009. This expense is expected to be recognized over a weighted-average period of 1.4 years.
Nonvested Shares
Changes in the Company’s nonvested shares that are not performance-based for the nine months ended October 2, 2009 are as follows:

		Weighted-		Weighted-
		Average		Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Units	Fair Value
Nonvested at January 1, 2009	278,553	$25.39	182,600	$14.45
Awarded	62,399	9.34	179,671	13.01
Vested	(239,644)	25.52	(53,099)	14.83
Forfeited	(15,206)	10.99	(12,085)	13.57

Nonvested at October 2, 2009	86,102	$15.59	297,087	$13.54

Unrecognized compensation expense related to nonvested restricted stock awards was $303 as of October 2, 2009. The expense is expected to be recognized over a weighted-average period of 1.0 years. As of October 2, 2009, 86,102 nonvested stock awards, with a weighted-average grant date fair value of $15.59, are expected to vest. Unrecognized compensation expense related to nonvested restricted stock units was $2,757 as of October 2, 2009. The expense is expected to be recognized over a weighted-average period of 1.3 years. As of October 2, 2009, 269,740 nonvested stock units, with a weighted-average grant date fair value of $13.57, are expected to vest in the future.
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

Form 10-Q

In June 2008, the FASB issued ASC 260-10-45-60 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC 260-10-45-60”) which became effective for the Company beginning January 1, 2009. ASC 260-10-45-60 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting, regardless of whether paid or unpaid, should be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. The adoption of ASC 260-10-45-60 did not have a material impact on the Company’s consolidated financial statements.
The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the quarter and nine months ended October 2, 2009 and September 26, 2008:

	For the Quarter Ended
	October 2, 2009			September 26, 2008
		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$37,757	55,744	$.68	$30,658	58,078	$.53
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	—	26	—	—	45	—
Nonvested shares	—	138	—	—	348	(.01)

Diluted EPS	$37,757	55,908	$.68	$30,658	58,471	$.52

	For the Nine Months Ended
	October 2, 2009			September 26, 2008
		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$34,390	56,385	$.61	$29,768	58,868	$.51
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	—	23	—	—	50	—
Nonvested shares	—	284	—	—	353	(.01)

Diluted EPS	$34,390	56,692	$.61	$29,768	59,271	$.50

The following stock options and nonvested shares (in thousands) were outstanding as of October 2, 2009 and September 26, 2008, but were not included in the computation of diluted EPS as their inclusion would be anti-dilutive:

	For the Quarter Ended		For the Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Anti-dilutive securities	3,994	4,235	4,056	4,324

Form 10-Q

Note 6. Comprehensive Income
Comprehensive income for the quarters and nine months ended October 2, 2009 and September 26, 2008 is as follows:

	For the Quarter Ended		For the Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Net income	$37,757	$30,658	$34,390	$29,768

Change in cumulative translation adjustment	3,838	(10,304)	7,220	(2,948)
Change in fair value of cash flow hedges, net of taxes	(731)	8,813	(7,568)	6,188

Comprehensive income	$40,864	$29,167	$34,042	$33,008

The components of accumulated other comprehensive income as of October 2, 2009, December 31, 2008 and September 26, 2008 were:

	October 2, 2009	December 31, 2008	September 26, 2008
Cumulative translation adjustment	$14,996	$7,776	$20,783
Fair value of cash flow hedges, net of taxes of $(155) at October 2, 2009, $244 at December 31, 2008 and $132 at September 26, 2008	(2,939)	4,629	2,563
Other adjustments, net of taxes of $7 at October 2, 2009 and December 31, 2008	138	138	—

Total	$12,195	$12,543	$23,346

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
Unallocated Corporate consists primarily of corporate finance, information services, legal and administrative expenses, share-based compensation costs, U.S. distribution expenses, global marketing support expenses, worldwide product development costs and other costs incurred in support of Company-wide activities. Additionally, Unallocated Corporate includes total other income/(expense), net, which is comprised of interest income, interest expense, and other income/(expense), net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives not designated as hedges, currency gains and losses incurred on the settlement of local currency denominated assets and liabilities, and other miscellaneous non-operating income/(expense). Such income/(expense) is not allocated among the reportable business segments.
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

Form 10-Q

For the Quarter Ended October 2, 2009 and September 26, 2008

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2009
Revenue	$188,247	$195,244	$38,275	$—	$421,766
Operating income/(loss)	47,286	42,013	4,119	(34,937)	58,481
Income/(loss) before income taxes	47,286	42,013	4,119	(32,322)	61,096
Total assets	320,014	341,065	60,675	128,610	850,364
Goodwill	36,876	7,477	—	—	44,353

2008
Revenue	$184,516	$199,933	$39,157	$—	$423,606
Operating income/(loss)	44,073	51,467	(760)	(41,540)	53,240
Income/(loss) before income taxes	44,073	51,467	(760)	(43,658)	51,122
Total assets	330,260	308,751	79,616	126,890	845,517
Goodwill	36,876	6,994	—	—	43,870
For the Nine Months Ended October 2, 2009 and September 26, 2008

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2009
Revenue	$394,419	$400,913	$102,784	$—	$898,116
Operating income/(loss)	67,404	62,210	5,351	(94,699)	40,266
Income/(loss) before income taxes	67,404	62,210	5,351	(90,580)	44,385

2008
Revenue	$421,807	$443,406	$108,711	$—	$973,924
Operating income/(loss)	74,935	76,364	(1,399)	(103,391)	46,509
Income/(loss) before income taxes	74,935	76,364	(1,399)	(98,782)	51,118
The following summarizes our revenue by product for the quarters and nine months ended October 2, 2009 and September 26, 2008:

	For the Quarter Ended		For the Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Footwear	$319,145	$313,544	$657,739	$693,094
Apparel and accessories	95,824	102,678	221,729	263,244
Royalty and other	6,797	7,384	18,648	17,586

	$421,766	$423,606	$898,116	$973,924

Form 10-Q

Note 8. Inventory, net
Inventory, net consists of the following:

	October 2, 2009	December 31, 2008	September 26, 2008
Materials	$8,824	$7,708	$9,137
Work-in-process	935	825	1,138
Finished goods	191,974	171,155	208,609

Total	$201,733	$179,688	$218,884

Note 9. Acquisition
On March 16, 2009, we acquired 100% of the stock of Glaudio Fashion B.V. (“Glaudio”) for approximately $1,500, net of cash acquired. Glaudio operates nine Timberland® retail stores in the Netherlands and Belgium which sell Timberland® footwear, apparel and accessories for men, women and kids. The acquisition was effective March 1, 2009, and its results have been included in our Europe segment from the effective date of the acquisition. The acquisition of Glaudio was not material to the results of operations, financial position or cash flows of the Company.
Note 10. Income Taxes
In February 2009, the Company received notification that our U.S. federal tax examinations for 2006 and 2007 had been completed. Accordingly, in the first quarter of 2009, we reversed approximately $6,400 of accruals related to uncertain tax positions. During the second quarter of 2009, we recorded a net benefit of approximately $140 in our tax provision related to the settlement of certain foreign tax audits. During the third quarter of 2009, we recorded a net benefit of approximately $800 in our tax provision related to the lapse of certain statutes of limitation.
Note 11. Share Repurchase
On March 10, 2008, our Board of Directors approved the repurchase of up to 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 755,410 and 2,372,839 for the quarter and nine months ended October 2, 2009, respectively. As of October 2, 2009, 2,196,063 shares remained available for repurchase under this authorization.
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
Included herein are discussions and reconciliations of total Company, Europe and Asia revenue changes to constant dollar revenue changes. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, are not

Form 10-Q

Generally Accepted Accounting Principle (“GAAP’’) performance measures. The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency exchange rate fluctuations. We provide constant dollar revenue changes for total Company, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates. The limitation of this measure is that it excludes items that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with the GAAP numbers.
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
A summary of our third quarter of 2009 financial performance, compared to the third quarter of 2008, follows:
•	Revenue decreased slightly to $421.8 million, but rose 1.7% on a constant dollar basis.

•	Gross margin decreased 40 basis points to 46.1%.

•	Operating expenses were down 5.4% to $136.0 million.

•	Operating income increased 9.8% to $58.5 million.

•	Net income increased from $30.7 million to $37.8 million.

•	Diluted earnings per share increased from $.52 to $.68.

•	Cash at the end of the quarter was $112.9 million with no debt outstanding.

Form 10-Q

Results of Operations for the Quarter Ended October 2, 2009 as Compared to the Quarter Ended September 26, 2008
Revenue
Consolidated revenue was $421.8 million, relatively flat compared to the third quarter of 2008 and up 1.7% on a constant dollar basis. Strong growth in boots, SmartWool® products, and performance footwear were offset by declines in Timberland® apparel, casual footwear and the strengthening of the U.S. dollar relative to the British Pound and the Euro versus the prior year period. North America revenue totaled $188.3 million, a 2.0% increase from 2008. Europe revenues were $195.2 million, a 2.3% decrease over 2008, but rose 3.3% on a constant dollar basis. Asia revenues decreased 2.3%, to $38.3 million, and declined 9.1% on a constant dollar basis.
Products
Worldwide footwear revenue grew $5.6 million, or 1.8%, to $319.2 million in the third quarter of 2009, compared to $313.5 million in the third quarter of 2008. Growth in boots and performance footwear offset continued declines in casual footwear. The launch of Timberland® Mountain Athletics® collection favorably impacted global performance footwear revenues for the quarter. Worldwide apparel and accessories revenue fell 6.7% to $95.8 million, driven by a global decline in Timberland® apparel which was partially offset by strong growth in SmartWool® products. Royalty and other revenue was $6.8 million in the third quarter of 2009, compared to $7.4 million in the prior year quarter, reflecting a decrease in sales of licensed children’s apparel internationally.
Channels
Wholesale revenue was $342.3 million, relatively flat compared to the prior year quarter. Growth in North America, driven by demand for kids’ boots and SmartWool® products, was offset by lower revenues in Europe due to unfavorable foreign currency impacts, and declines in Asia, where growth in Japan was offset by declines in Hong Kong and the Asian distributor business.
Retail revenues decreased 4.2% to $79.5 million as a result of unfavorable foreign exchange rate movements and challenges in the North America outlet and Asia specialty markets. Overall, comparable store sales were down 6.6% on a global basis, with declines in North America and Asia partially offset by growth in Europe. We had 213 Company-owned stores, shops and outlets worldwide at the end of the third quarter of 2009 compared to 210 at the end of the third quarter of 2008. We continued investment in our retail infrastructure in North America and Europe, but closed underperforming stores in Asia.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 46.1% for the third quarter of 2009, 40 basis points lower than in the third quarter of 2008. The effects of higher product costs, the strengthening of the U.S. dollar relative to the British Pound and Euro and lower margins in our off-price business in certain regions were partially offset by faster relative growth in high margin regions and products, sourcing cost initiatives, and lower provisions for inventory and returns.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $18.0 million and $20.5 million for the third quarter of 2009 and 2008, respectively. The decrease was primarily driven by lower costs associated with our transition to an outsourcing arrangement for our international apparel sourcing and, to a lesser extent, our transition to a licensing arrangement in our North America wholesale apparel business.
Operating Expense
Operating expense for the third quarter of 2009 was $136.0 million, a decrease of $7.7 million, or 5.4%, over the third quarter of 2008. The decrease was driven by a $6.8 million decrease in selling expense and a $0.7 million decrease in general and administrative expenses. Overall, changes in foreign exchange rates reduced operating expense by approximately $3.5 million in the third quarter of 2009. We continue to execute cost containment strategies throughout our businesses and make selective investments behind strategic priorities.

Form 10-Q

Selling expense was $107.3 million in the third quarter of 2009, a decrease of $6.8 million, or 5.9%, over the same period in 2008. The year over year improvement reflects the benefit from a strong U.S. dollar, a decline in advertising expenses and other discretionary spending from our cost containment initiatives and lower volume-driven costs in our wholesale business. These benefits were partially offset by increases in incentive compensation and provisions for doubtful accounts receivable related to certain franchisees.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $10.2 million and $11.3 million in the third quarter of 2009 and 2008, respectively.
In the third quarters of 2009 and 2008, we recorded $0.7 million and $0.9 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $5.2 million and $5.8 million for the quarters ended October 2, 2009 and September 26, 2008, respectively.
Advertising expense, which is included in selling expense, was $8.8 million and $11.1 million in the third quarter of 2009 and 2008, respectively. Advertising expense includes co-op advertising costs, consumer-facing advertising such as print, television and internet campaigns, production costs including agency fees, and catalogs. Increased investment in consumer-facing marketing programs such as radio and internet initiatives was offset by lower levels of television and co-op advertising. Television advertising in the third quarter of 2008 included a global campaign which coincided with the Olympics. Our commitment to strengthen our premium brand position through consumer-facing advertising initiatives remains key to driving our strategy forward. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of October 2, 2009 and September 26, 2008 was $2.4 million and $4.7 million, respectively.
General and administrative expense for the third quarter of 2009 was $28.8 million, a decrease of 2.3% compared to the third quarter of 2008. The decrease was driven primarily by favorable foreign exchange rate movements and a reduction in discretionary spending, partially offset by increases in incentive compensation.
We recorded net restructuring charges of $0.2 million during the third quarter of 2008 to reflect costs associated with our decision to close certain retail locations, compared to a credit of $0.1 million in the third quarter of 2009.
Operating Income/(Loss)
We recorded operating income of $58.5 million in the third quarter of 2009, compared to operating income of $53.2 million in the prior year period. Operating income as a percentage of revenue improved 130 basis points to 13.9% compared to the same period in 2008. The year over year improvement was driven by reduced operating expenses.
Other Income/(Expense) and Taxes
Interest income was $0.1 million and $0.4 million in the third quarters of 2009 and 2008, respectively, reflecting lower interest rates.
Other income/(expense), net, included foreign exchange gains/(losses) of $1.5 million in the third quarter of 2009 and $(1.9) million in the third quarter of 2008, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the timing of settlement of our local currency denominated receivables and payables. These gains were driven by the volatility of exchange rates within the third quarters of 2009 and 2008 and should not be considered indicative of expected future results.
The effective income tax rate for the third quarter of 2009 was 38.2%. The rate was impacted by the release of approximately $0.8 million in tax accruals as a result of the lapse of certain statutes of limitation in the third quarter of 2009. The effective income tax rate for the third quarter of 2008 was 40.0%. Based on our full year estimate of global income and the geographical mix of our profits, as well as provisions for certain tax reserves and discrete items related to the completion of certain tax audits, we currently expect our full year tax rate to be in the range of 28.5%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions.

Form 10-Q

Segments Review
We have three reportable business segments (see Note 7 to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report): North America, Europe and Asia.
Revenue by segment for the quarter ended October 2, 2009 compared to the quarter ended September 26, 2008 is as follows (dollars in millions):

	For the Quarter Ended
	October 2,	September 26,	%
	2009	2008	Change

North America	$188.3	$184.5	2.0%
Europe	195.2	199.9	(2.3)
Asia	38.3	39.2	(2.3)

	$421.8	$423.6	(0.4)

Operating income/(loss) by segment and as a percentage of segment revenue for the quarter ended October 2, 2009 and the quarter ended September 26, 2008 are included in the table below (dollars in millions). Segment operating income is presented as a percentage of its respective segment revenue. Unallocated corporate expenses are presented as a percentage of total revenue.

	For the Quarter Ended
	October 2,		September 26,
	2009		2008
North America	$47.3	25.1%	$44.1	23.9%
Europe	42.0	21.5	51.5	25.7
Asia	4.1	10.8	(0.8)	(1.9)
Unallocated corporate	(34.9)	(8.3)	(41.6)	(9.8)

	$58.5	13.9	$53.2	12.6

North America
North America revenues increased 2.0% to $188.3 million, driven by strong growth in our wholesale business from increased sales of kids’ and men’s boots, SmartWool® accessories and men’s performance footwear which offset declines in casual footwear and Timberland® apparel. Our North America retail business had revenue declines of 8.1%, driven by a 14.6% decrease in comparable store sales partially offset by strong growth from 2 additional store openings and our e-commerce businesses.
Operating income for our North America segment was $47.3 million, an increase of 7.3% from the third quarter of 2008. The increase was driven by a decline in operating expenses of 12.2%, primarily as a result of a decrease in sales and distribution expenses, lower marketing expenses due, in part, to the timing of advertising campaigns, and a reduction in discretionary spending. This was partially offset by a 160 basis point decline in gross margin, as higher product costs offset favorable changes in mix, strategic price increases in certain product lines and a reduction in provisions for inventory and returns.
Europe
Europe revenues decreased 2.3% to $195.2 million compared with the third quarter of 2008, but increased 3.3% on a constant dollar basis. Growth in Italy, the Benelux region and France was partially offset by declines in our distributor businesses, primarily in Eastern Europe, the Middle East and the Mediterranean. Both wholesale and retail channels showed strong growth in boots offset by declines in casual footwear and Timberland® apparel. Retail growth was driven by the net addition of 9 new stores and comparable store sales growth of 2.9%.
Timberland’s European segment recorded operating income of $42.0 million in the third quarter of 2009, compared to operating income of $51.5 million in the third quarter of 2008. Gross profit decreased 470 basis points as foreign exchange rate movements, cost increases and higher markdowns were partially offset by favorable shifts in product mix. The decline

Form 10-Q

was partially offset by a 4.1% decrease in operating expense, as the benefit from a stronger U.S. dollar offset government taxes on certain foreign investments, higher rent and occupancy costs associated with additional stores, and increases in the provision for doubtful accounts for certain franchisees.
Asia
In Asia, revenue decreased 2.3%, or 9.1% in constant dollars, to $38.3 million, as growth in Japan was offset by declines across the rest of Asia, including our distributor business. Retail sales in Asia were down 4.1%, driven by a 2.3% decline in comparable store sales, primarily related to the specialty retail market, and the closure of certain underperforming stores. We have opened 9 stores and closed 17 stores in Asia since the end of the third quarter of 2008, leaving us with 85 stores at the end of the third quarter of 2009 compared to 93 stores at the end of the prior year period.
We had operating income in our Asia segment of $4.1 million for the third quarter of 2009, compared to an operating loss of $0.8 million for the third quarter of 2008. The year over year improvement was driven by a 17.0% decrease in operating expenses, reflecting a reduction in employee compensation and related costs, lower occupancy costs resulting from store closures, and decreased marketing expenses. Gross profit benefited from foreign exchange rate movements and mix impacts, which offset volume declines.
Corporate Unallocated
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, decreased 15.9% to $34.9 million. The main driver of the decrease was a positive impact from certain costs/credits that are not allocated to the Company’s reportable segments, such as provisions for sourced inventory and manufacturing variances. Corporate operating expenses increased 7.9% due to increased incentive compensation costs.
Results of Operations for the Nine Months Ended October 2, 2009 as Compared to the Nine Months Ended September 26, 2008
Revenue
Consolidated revenue for the first nine months of 2009 was $898.1 million, a decrease of $75.8 million, or 7.8%, compared to the first nine months of 2008. These results were driven primarily by the strengthening of the U.S. dollar against the British Pound and the Euro versus the prior year period and declines in casual footwear and Timberland® apparel, partially offset by strong growth in boots internationally as well as SmartWool® products. On a constant dollar basis, consolidated revenues were down 3.5%. North America revenue totaled $394.4 million, a 6.5% decline from 2008. Europe revenues were $400.9 million for the first nine months of 2009, a decrease of 9.6% from the same period in 2008, but essentially flat on a constant dollar basis. Asia revenues were $102.8 million for the first nine months of 2009, a decrease of 5.5% from the same period in 2008, and a decline of 9.4% on a constant dollar basis.
Products
Worldwide footwear revenue was $657.7 million for the first nine months of 2009, down $35.4 million, or 5.1%, from the same period in 2008, driven by global declines in casual footwear and our men’s boot business in North America. Outside North America, we continue to see signs that our boot business is strengthening. Worldwide apparel and accessories revenue fell 15.8% to $221.7 million, as growth from SmartWool was offset by a decline in Timberland® brand apparel, reflecting softness in international markets, the strengthening of the U.S. dollar relative to the British Pound and the Euro, and the impact of transitioning our North America wholesale apparel business to a licensing arrangement. The Company ceased sales of in-house Timberland® brand apparel in North America through the wholesale channel during the second quarter of 2008. Royalty and other revenue was $18.7 million in the first nine months of 2009, compared to $17.6 million in the prior year period, reflecting increased sales of apparel in North America under our licensing agreement established in 2008, partially offset by lower kids’ apparel sales in Europe.
Channels
Wholesale revenue was $669.3 million, an 8.6% decrease compared to the first nine months of 2008. Softness in certain of our key wholesale markets, such as the U.K. and Hong Kong, along with the strengthening of the U.S. dollar in Europe and, to a lesser degree, the transition of the North America wholesale apparel business to a licensing arrangement drove the year over year wholesale decline.

Form 10-Q

Retail revenues fell 5.3% to $228.8 million, driven by unfavorable foreign exchange rate impacts and a retail market that continues to be difficult, especially with respect to apparel. Overall, comparable store sales were down 3.6% on a global basis compared to the first nine months of 2008, with favorable comparable store results in Europe being offset by declines in our North America stores.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 45.3% for the first nine months of 2009, or 60 basis points lower than the prior year period, as the impact of higher product costs, lower margins in our off-price business in certain regions and higher provisions for inventory were partially offset by favorable changes in channel mix.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $43.7 million and $56.3 million in the first nine months of 2009 and 2008, respectively. The decrease was driven by lower costs associated with our wholesale apparel business as a result of our transition to an outsourcing arrangement for our international apparel sourcing and our transition to a licensing arrangement in North America, as well as lower footwear sourcing and logistics costs.
Operating Expense
Operating expense for the first nine months of 2009 was $366.4 million, 8.5%, or $33.9 million lower than operating expense for the first nine months of 2008. The change is primarily attributable to a $33.5 million decrease in selling and general and administrative expenses, and a $1.3 million decrease in restructuring charges. These decreases were partially offset by an intangible asset impairment charge of $0.9 million. Overall, changes in foreign exchange rates reduced operating expense in the first nine months of 2009 by approximately $20.0 million.
Selling expense for the first nine months of 2009 was $284.6 million, a decrease of $30.9 million, or 9.8%, over the same period in 2008. The strengthening of the U.S. dollar relative to the British Pound and the Euro benefited operating expenses along with decreases due primarily to reduced sales, marketing and distribution costs in our wholesale business on lower volume and the exiting of certain specialty brands in 2008. These benefits were partially offset by increases in incentive compensation costs.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $27.4 million and $30.8 million in the first nine months of 2009 and 2008, respectively.
In the first nine months of 2009 and 2008, we recorded $1.6 million and $2.1 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $11.5 million and $14.1 million for the nine months ended October 2, 2009 and September 26, 2008, respectively.
Advertising expense, which is included in selling expense, was $19.0 million and $22.2 million in the first nine months of 2009 and 2008, respectively. We maintained our commitment to strengthening our premium brand position despite adverse economic conditions during the first nine months of 2009, and the decrease was primarily the result of lower levels of co-op advertising, as well as a shift in the timing of print and television advertising campaigns.
General and administrative expense for the first nine months of 2009 was $81.1 million, a decrease of 3.1% as compared to the $83.7 million reported in the first nine months of 2008. The benefit from changes in foreign exchange rates offset increases in compensation and related costs.
Total operating expense in the first nine months of 2009 also included a charge of $0.9 million to reflect the impairment of a trademark and restructuring credits of $0.2 million. We recorded net restructuring charges of $1.1 million in the first nine months of 2008.
Operating Income/(Loss)
Operating income for the first nine months of 2009 was $40.3 million, compared to operating income of $46.5 million in the

Form 10-Q

prior year period. The decrease in operating income was driven by lower gross profit, primarily due to lower sales volume, partially offset by an 8.5% decline in operating expenses. Operating income included an impairment charge of $0.9 million and restructuring credits of $0.2 million in the first nine months of 2009, compared to restructuring charges of $1.1 million in the first nine months of 2008.
Other Income/(Expense) and Taxes
Interest income was $0.8 million and $2.0 million in the first nine months of 2009 and 2008, respectively, reflecting lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $0.4 million in each of the first nine months of 2009 and 2008, respectively.
Other income/(expense), net included foreign exchange gains of $1.9 million and $3.3 million in the first nine months of 2009 and 2008, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges and the timing of settlement of our local currency denominated receivables and payables. These gains were driven by the volatility of exchange rates within the first nine months of 2009 and 2008 and should not be considered indicative of expected future results.
The effective income tax rate for the first nine months of 2009 was 22.5%, compared to an effective rate of 41.8% for the comparable period in 2008. The 2009 rate was impacted by a benefit of approximately $7.3 million due to the closure or lapsing of certain audits in the first nine months of 2009. Based on our full year estimate of global income and the geographical mix of our profits, as well as provisions for certain tax reserves and discrete items related to the completion of audits, we currently expect our full year tax rate to be in the range of 28.5%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions.
Segments Review
We have three reportable business segments (see Note 7 to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report): North America, Europe and Asia.
Revenue by segment for the nine months ended October 2, 2009 compared to the nine months ended September 26, 2008 is as follows (dollars in millions):

	For the Nine Months Ended
	October 2,	September 26,	%
	2009	2008	Change

North America	$394.4	$421.8	(6.5)%
Europe	400.9	443.4	(9.6)
Asia	102.8	108.7	(5.5)

	$898.1	$973.9	(7.8)

Operating income/(loss) by segment and as a percentage of segment revenue for the nine months ended October 2, 2009 and the nine months ended September 26, 2008 are included in the table below (dollars in millions). Segment operating income is presented as a percentage of its respective segment revenue. Unallocated corporate expenses are presented as a percentage of total revenue.

	For the Nine Months Ended
	October 2,		September 26,
	2009		2008
North America	$67.4	17.1%	$74.9	17.8%
Europe	62.2	15.5	76.4	17.2
Asia	5.4	5.2	(1.4)	(1.3)
Unallocated corporate	(94.7)	(10.5)	(103.4)	(10.6)

	$40.3	4.5	$46.5	4.8

North America
The Company’s North America revenues decreased 6.5% to $394.4 million, driven by declines in men’s boots and casual

Form 10-Q

footwear, as well as Timberland® apparel, due in part to anticipated declines from the decision in 2008 to transition our North America wholesale apparel business to a licensing arrangement. The decline in these areas was partially offset by growth in performance footwear and SmartWool® accessories. Within North America, our retail business had revenue declines of 6.3%, driven by an 11.1% decrease in comparable store sales, principally related to our outlet stores.
Operating income for our North America segment decreased 10.0% to $67.4 million in the first nine months of 2009. The decrease was driven by a 200 basis point decline in gross margin, reflecting increased product costs and higher provisions for inventory, partially offset by a more favorable channel mix. The deterioration in gross margin was partially offset by an 11.6% decrease in operating expenses, principally selling, marketing and distribution expenses driven by lower volume related costs in our wholesale business. Savings associated with the exiting of certain specialty brands in 2008 were partially offset by fixed asset write-offs related to our retail business.
Europe
Our Europe revenues decreased to $400.9 million from the $443.4 million reported in the first nine months of 2008 due to foreign exchange rate impacts. Europe revenues increased slightly on a constant dollar basis. Softness in wholesale sales, primarily in the UK, Spain and our distributor markets was offset by strong growth in our retail business, where we experienced comparable store sales growth of 4.7%, as well as the net addition of 9 stores.
Europe’s operating income was $62.2 million for the first nine months of 2009, compared to $76.4 million in the prior year period, reflecting a 230 basis point decline in gross margin, which was driven by higher product costs, the impact of foreign exchange rate fluctuations and reduced margin on close-outs, partially offset by channel mix. This decrease was partially offset by an 11.1% decrease in operating expenses, driven by the impact of foreign exchange rate movements, which were partially offset by increased rent, occupancy and compensation costs associated with additional stores, government taxes on certain foreign investments and an intangible asset impairment charge.
Asia
Asia revenues for the first nine months of 2009 were $102.8 million, compared to $108.7 million for the first nine months of 2008, a decline of 5.5%, or 9.4% in constant dollars, due to both softness in our retail apparel business and a decline in wholesale revenue in Hong Kong and the distributor businesses.
Asia’s operating income was $5.4 million in the first nine months of 2009, compared to an operating loss of $1.4 million in the first nine months of 2008, largely driven by a 12.8% reduction in operating expense, due principally to reduced employee and compensation related costs and lower occupancy costs in our retail business resulting from the closure of underperforming stores.
Corporate Unallocated
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, decreased 8.4% to $94.7 million. The lower expenses were driven by the benefit from the revaluation of the Company’s existing inventory to new standard prices and a reduced level of certain costs, such as provisions for sourced inventory and purchase price and other manufacturing variances. These items are not allocated to the Company’s reportable segments. Corporate operating expenses increased 2.5% due to higher incentive compensation costs and an increase in global marketing expenses.
Reconciliation of Total Company, Europe and Asia Revenue Increases/(Decreases) To Constant Dollar Revenue Increases/(Decreases)
Total Company Revenue Reconciliation:

	For the Quarter		For the Nine Months
	Ended October 2, 2009		Ended October 2, 2009
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue decrease (GAAP)	$(1.8)	-0.4%	$(75.8)	-7.8%
Decrease due to foreign exchange rate changes	(9.0)	-2.1%	(41.8)	-4.3%

Revenue increase/(decrease) in constant dollars	$7.2	1.7%	$(34.0)	-3.5%

Form 10-Q

Europe Revenue Reconciliation:

	For the Quarter		For the Nine Months
	Ended October 2, 2009		Ended October 2, 2009
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue decrease (GAAP)	$(4.7)	-2.3%	$(42.5)	-9.6%
Decrease due to foreign exchange rate changes	(11.3)	-5.6%	(44.3)	-10.0%

Revenue increase in constant dollars	$6.6	3.3%	$1.8	0.4%
Asia Revenue Reconciliation:

	For the Quarter		For the Nine Months
	Ended October 2, 2009		Ended October 2, 2009
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue decrease (GAAP)	$(0.9)	-2.3%	$(5.9)	-5.5%
Increase due to foreign exchange rate changes	2.6	6.8%	4.3	3.9%

Revenue decrease in constant dollars	$(3.5)	-9.1%	$(10.2)	-9.4%
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
Accounts Receivable and Inventory
Accounts receivable were $270.3 on October 2, 2009 compared with $168.7 million as of December 31, 2008 and $267.2 million at September 26, 2008. Days sales outstanding were 58 days as of October 2, 2009, compared with 39 days as of December 31, 2008 and 57 days as of September 26, 2008. Wholesale days sales outstanding were 63 days for the third quarter of 2009, 48 days at December 31, 2008 and 62 days for the third quarter of 2008. The increase in accounts receivable and days sales outstanding are principally due to a shift in the timing of revenue generation to later in the quarter.
Inventory was $201.7 million as of October 2, 2009, compared with $179.7 million at December 31, 2008 and $218.9 million as of September 26, 2008. The year over year decrease in inventory was driven by disciplined inventory management as our revenues have declined. Our inventory remains clean as we have seen a reduction in our excess and obsolete inventory as a percentage of our overall inventory.
Liquidity and Capital Resources
Net cash used by operations for the first nine months of 2009 was $62.7 million, compared with net cash used of $21.5 million for the first nine months of 2008. The decrease in cash generation was due primarily to reduced working capital investment as of December 31, 2008 compared with December 31, 2007.
Net cash used by investing activities was $13.2 million in the first nine months of 2009, compared with $11.7 million in the first nine months of 2008. The increase is due primarily to the acquisition of Glaudio for approximately $1.5 million.
Net cash used by financing activities was $29.0 million in the first nine months of 2009, compared with $43.5 million in the first nine months of 2008. Cash flows used for financing activities reflect share repurchases of $29.3 million in the first nine months of 2009, compared with $45.1 million in the first nine months of 2008. We received cash inflows of $1.4 million from the issuance of common stock related to the exercise of employee stock options and employee stock purchases in each of the first nine months of 2009 and 2008.
We are exposed to the credit risk of those parties with which we do business, including counterparties on our derivative contracts and our customers. Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial

Form 10-Q

institutions and have varying maturities through January 2011. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Additionally, consumer spending is being affected by the current macro-economic environment, particularly the disruption of the credit and stock markets and increased unemployment. Continued deterioration, or lack of improvement, in the markets and economic conditions generally could adversely impact our customers and their ability to access credit.
We may utilize our committed and uncommitted lines of credit to fund our seasonal working capital needs. We have not experienced any restrictions on the availability of these lines to date and the adverse capital and credit market conditions are not expected to significantly affect our ability to meet our liquidity needs.
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Any letters of credit outstanding under the Agreement ($1.9 million at October 2, 2009) reduce the amount available for borrowing under the Agreement. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 0.4% at October 2, 2009), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of October 2, 2009, the applicable margin under the facility was 47.5 basis points. We pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of October 2, 2009, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed-charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis, and were in compliance for the quarter ended October 2, 2009.
We have uncommitted lines of credit available from certain banks which totaled $30 million at October 2, 2009. Any borrowings under these lines would be at prevailing money market rates. Further, we have an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.
As of October 2, 2009, December 31, 2008 and September 26, 2008, we had no borrowings outstanding under any of our credit facilities. The amount of peak borrowing under our facilities in 2008 was approximately $20.0 million, and occurred during the fourth quarter of 2008 to fund our seasonal working capital requirements. In 2009, we may utilize our facilities in a similar fashion to 2008, primarily to fund seasonal working capital requirements in the latter half of the year.
Management believes that our operating costs, capital requirements and funding for our share repurchase program for the balance of 2009 will be funded through our current cash balances, our existing credit facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and cash from operations, without the need for additional financing. However, as discussed in the sections entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and “Forward Looking Information” on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 (our “Annual Report on Form 10-K”), and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, several risks and uncertainties could require that the Company raise additional capital through equity and/or debt financing. From time to time, the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities. The continued volatility in the credit markets could result in significant increases in borrowing costs for any new debt we may require.

Form 10-Q

Off-Balance Sheet Arrangements
Letters of Credit
As of October 2, 2009, December 31, 2008 and September 26, 2008, we had letters of credit and guarantees outstanding of $16.9 million, $16.1 million and $19.3 million, respectively. These letters of credit and guarantees were issued principally in support of retail commitments.
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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lender’s cost of funds, plus an applicable spread, or prevailing money market rates. As of October 2, 2009, December 31, 2008 and September 26, 2008, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to mitigate the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decreasing the volatility of our earnings. The foreign currency forward contracts under this program will expire in 15 months or less. Based upon a sensitivity analysis as of October 2, 2009, a 10% change in foreign exchange rates would cause the fair value of our derivative instruments to increase/decrease by approximately $15.6 million, compared to an increase/decrease of $15.1 million at December 31, 2008 and an increase/decrease of $19.4 million at September 26, 2008.

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
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report. During the third quarter of 2009, the Company successfully implemented SAP at certain North American operations as part of its ongoing effort to migrate multiple legacy systems and users to a common global information platform. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. In connection with the SAP implementation and resulting business process changes,

Form 10-Q

management reviewed the controls affected and made the necessary internal control changes. There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended October 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II OTHER INFORMATION
Item 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the sections entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and “Forward-looking Information” on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 (our “Annual Report on Form 10-K”), in the section entitled “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-K, and in the section entitled “Risk Factors,” in Part II, Item 1A of any Quarterly Report on Form 10-Q filed subsequent to our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K, and in any Quarterly Report on Form 10-Q filed subsequent to our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the Three Fiscal Months Ended October 2, 2009

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	that May Yet
	Total Number		of Publicly	Be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs
July 4 — July 31	16,500	$13.61	16,500	2,934,973
August 1 — August 28	337,630	13.29	337,630	2,597,343
August 29 — October 2	401,280	13.43	401,280	2,196,063

Total	755,410	$13.37	755,410
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	03/10/2008	6,000,000	None

*	Fiscal month

**	Based on trade date — not settlement date

Form 10-Q

Item 6. EXHIBITS
Exhibits.

Exhibit 10.1 —	The Timberland Company 1991 Employee Stock Purchase Plan, as amended, filed herewith.

Exhibit 31.1 —	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 —	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 —	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2 —	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: November 5, 2009	By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
Chief Executive Officer

Date: November 5, 2009	By:	/s/ CARRIE W. TEFFNER
Carrie W. Teffner
Chief Financial Officer

Form 10-Q

EXHIBIT INDEX

Exhibit	Description
Exhibit 10.1	The Timberland Company 1991 Employee Stock Purchase Plan, as amended, filed herewith.

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.