Form 10-K
period 2009-12-31
TIMBERLAND CO
filed 2010-02-26
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes     ☑  No

The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was $558,020,796 on July 3, 2009, which was the last business day of the Company’s second fiscal quarter in 2009. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the Company. See Item 12 of this Annual Report on Form 10-K.

On February 19, 2010, 43,208,234 shares of the Company’s Class A Common Stock and 11,089,160 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS FOR PURPOSES
OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Timberland Company (the “Company”) wishes to take advantage of The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, which provide a “safe harbor” for certain written and oral forward-looking statements to encourage companies to provide prospective information. Prospective information is based on management’s then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions used in making such expectations or forecasts, may become inaccurate. The discussion in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K identifies important factors that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. The risks included in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking Information

As discussed above and in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us. Statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target” and variations thereof, and other statements contained in this Annual Report regarding matters that are not historical facts are forward-looking statements. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to:

•	Our ability to successfully market and sell our products in a highly competitive industry and in view of changing consumer trends and preferences, consumer acceptance of products, and other factors affecting retail market conditions, including the current global economic environment and global political uncertainties resulting from the continuing war on terrorism;

•	Our ability to execute key strategic initiatives;

•	Our ability to adapt to potential changes in duty structures in countries of import and export, including anti-dumping measures imposed by the European Union with respect to leather footwear imported from China and Vietnam;

•	Our ability to manage our foreign exchange rate risks, and taxes, duties, import restrictions and other risks related to doing business internationally;

•	Our ability to locate and retain independent manufacturers to produce lower cost, high-quality products with rapid turnaround times;

•	Our reliance on a limited number of key suppliers and a global supply chain;

•	Our ability to obtain adequate materials at competitive prices;

•	Our reliance on the financial health of, and the appeal of our products to, our customers;

•	Our reliance on the financial stability of third parties with which we do business, including customers, suppliers and distributors;

•	Our ability to successfully invest in our infrastructure and products based upon advance sales forecasts;

•	Our ability to recover our investment in, and expenditures of, our retail organization through adequate sales at such retail locations; and

•	Our ability to respond to actions of our competitors, some of whom have substantially greater resources than we have.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

The Timberland Company was incorporated in Delaware on December 20, 1978. We are the successor to the Abington Shoe Company, which was incorporated in Massachusetts in 1933. We refer to The Timberland Company, together with its subsidiaries, as “we”, “our”, “us”, “its”, “Timberland” or the “Company.”

We design, develop and market premium quality footwear, apparel and accessories products for men, women and children under the Timberland®, Timberland PRO®, Timberland Boot Company®, SmartWool®, howies® and IPATH® brands. We sell our products to retail accounts through our wholesale channel, through Timberland-owned retail including stores and Internet sales, and through a mix of independent distributors, franchisees and licensees worldwide.

Our principal strategic goal is to become the authentic outdoor brand of choice globally by offering an integrated product selection that equips consumers to enjoy the experience of being in the outdoors. Our ongoing efforts to achieve this goal include (i) enhancing our leadership position in our core Timberland® footwear business through an increased focus on technological innovation and “big idea” initiatives like Earthkeeperstm, (ii) expanding our global apparel and accessories business by leveraging the brand’s equity and initiatives through a combination of in-house development and licensing arrangements with trusted partners, (iii) expanding our brands geographically, (iv) driving operational and financial excellence, (v) setting the standard for social and environmental responsibility and (vi) striving to be an employer of choice.

Products

Our products fall into two primary categories: (1) footwear and (2) apparel and accessories. We also derive royalty revenue from third party licensees and distributors that produce and/or sell our products under license. The following summarizes the percentage of our revenues derived from each of these categories for the past three years:

Category	2009	2008	2007

Footwear	72.4%	71.4%	70.0%
Apparel and Accessories	25.6%	26.9%	28.6%
Royalty and Other	2.0%	1.7%	1.4%

Footwear

In 1973, we produced our first pair of waterproof leather boots under the Timberland® brand. We now offer a broad variety of footwear products for men, women and children, featuring premium materials and state-of-the-art design and construction. Our Timberland® men’s footwear products harness the power of the outdoors, emphasizing durability, comfort, rugged performance and craftsmanship. Our Timberland® women’s footwear line is rooted in creating stylish outdoor products that combine beautiful styling, performance and eco-conscious materials. Our Timberland® kids’ footwear products are designed and engineered specifically for kids with the same high-quality standards and materials as our adult footwear products, combining the rugged heritage of premium leathers and craftsmanship with a primary focus on fit, functionality and convenience.

Timberland® brand footwear offerings within each of our men’s, women’s and kids’ lines fall into three distinct categories: boots, casual and outdoor performance. The Timberland PRO® series for skilled tradespeople and working professionals is an additional footwear category we developed to address a consumer group’s distinct needs. IPATH, which we acquired in 2007, designs, develops and markets skateboarding-inspired casual footwear, apparel and accessories.

Boots

Our key boots line includes the 6” basic, premium and chukka boots, including roll-tops. Another important line is our sport boots, which include our Field Boot, Euro Hiker, and Euro Sprint Hiker. Some of the principal features of our classic boot products include premium waterproof leather, direct-attach and seam-

sealed waterproof construction, rubber lug outsoles for superior traction and abrasion resistance, shock diffusion plates, durable laces, padded collars for comfortable fit, enhanced insulation, rustproof hardware for durability and moisture-wicking components for comfort and breathability.

Casual

Our Timberland® casual footwear series is rooted in craftsmanship and innovation, which results in products made from superior materials and characterized by enhanced comfort. Featured footwear products include authentic rugged handsewn oxfords, boat shoes and casual bucks for commuting, at home or the outdoors. Our Timberland Boot Company® and Abington collections are premium-priced “elite” collections within our casual footwear category which we distribute via very selective “boutique” channels in major markets.

Outdoor Performance

Our Timberland® Outdoor Performance footwear continues to address the needs of outdoor recreationalists and enthusiasts of all levels, offering technical, end-use driven products for outdoor adventures from summit to sea and everywhere in between.

Footwear Initiatives

Rooted in each of the key Timberland® brand footwear categories are important strategic initiatives that demonstrate our highest level of shoemaking and story telling. Our “big ideas” highlight the best of Timberland® product and are intended to complement our core Timberland® footwear business and strengthen our position as a leading global brand.

Launched in 2007, the Earthkeeperstm collection, which falls within our boots and casual categories, was broadly expanded in 2008 and 2009. It is available for men, women and children and now represents one of our fastest growing product collections. The Earthkeeperstm collection incorporates organic, renewable and recycled materials combining the rugged heritage of Timberland with the most environmentally conscious materials, processes and technologies, including exclusive Green Rubbertm outsoles made from 42% recycled rubber. In fall 2009, we also introduced our first recyclable Earthkeeperstm boot, designed to be returned and disassembled so that most of its parts can be recycled after use.

Our classic styles, which cross all our footwear categories, represent Timberland’s enduring brand essence led by our iconic yellow boot and handsewn boat shoes and feature products that are rugged, handsome and outdoor proven, wrapped in a New England aesthetic. Over the past few years, we have reintroduced consumers to the heritage of the Timberland® brand through reinterpretations of classic styles that signify the next generation of iconic Timberland® products. In 2008, we introduced the scuff-proof collection of iconic products that features leather that is resistant to scuffing, abrasion and heat. We collaborated with key premium accounts in 2009 like Saks 5th Avenue in New York, Collette in Paris, and White Mountaineering in Tokyo to create exclusive collections of classic product for their stores.

In 2009, we re-launched the Timberland® Mountain Athletics® series, which is a decidedly more progressive approach to outdoor performance footwear targeting a younger consumer. Mountain Athletics® products are built for speed and are considerably lighter and more flexible with a much more vibrant and progressive aesthetic. They also feature recycled materials, including outsoles containing Green Rubbertm compound, which is a material made from at least 85% recycled rubber. All products are tested against competitive shoes using a battery of tests that make up our “functional performance index.”

Timberland PRO® Series

The Timberland PRO® series targets working professionals whose jobs demand footwear that stands up to the harshest working conditions. Timberland PRO continues to expand from Industrial to Occupational, complementing the offering of safety boots for tradesmen to include products for other consumers who have workplace footwear requirements. New product lines include the Renovatm series, a line of footwear designed for those employed in the healthcare industry that addresses the need for comfort during extended wear. This system incorporates Anti-Fatigue Technology, a unique technology that increases standing tolerance for those who work on their feet for long hours, via enhanced shock absorption and high energy return. The core

Industrial business also continues to build on the marketplace success of Anti-Fatigue Technology, by expanding it across additional styles in the Timberland PRO® Endurance line of products. Timberland PRO serves customers in Canada with a line of occupational products built specifically for the Canadian market, and continues to expand its occupational offering internationally, with a licensing agreement with Sperian Protection for Europe, as well as parts of the Middle East and Africa.

IPATH

IPATH designs, develops and markets skateboarding-inspired casual footwear, apparel and accessories. The IPATH® brand mantra is “Follow Your Path” and represents a confluence of youth lifestyles, drawing strong influence from music, art and culture. IPATH bridges the gap between skate and lifestyle, offering consumers product with performance features and the styling to meet their needs. Natural materials are used in many of the styles, affording the brand a unique position in the market. Distribution for IPATH is worldwide, and focuses on core skate and surf shops, online retailers, and national youth fashion chains. IPATH continues to have success with classic styles, including the Cat and the Grasshopper that have been in existence since the company’s inception, and infuses new trend-right styling into the line each season.

Footwear Technology

Our advanced concepts footwear team focuses on developing the next innovations in our footwear technologies, including materials, constructions and processes. A few of our most frequently used technological innovations are the Smart Comfort® system which incorporates a multi-density footbed and allows footwear to expand and contract with the changing shape of the foot during the walking motion while preserving the essential style of the footwear, the Timberland® Agile IQ system which delivers improved stability, shock absorption and fit in our Outdoor Adventure line, and the Anti-Fatigue platform, first developed for Timberland PRO consumers who spend many hours on their feet every day. In addition, we have recently introduced Green Rubbertm compound, which is made of at least 85% recycled rubber, into the outsoles of shoes in our Earthkeeperstm and Mountain Athletics® lines, and the “Design for Disassembly” technology, which is a strategy for making products that can be taken apart for the purpose of recycling. We maintain numerous patented and other technologies for use in our footwear, apparel and accessories.

Apparel and Accessories

Timberland® and Timberland PRO® Series

Timberland’s apparel for men, women and kids continues to offer outdoor adventure and outdoor leisure products that combine performance benefits and versatile styling. We believe that continuing to develop and expand our apparel business is important to our global brand aspirations, and that experienced licensing partners will help us maximize our brand potential in apparel. We have licensing arrangements with Phillips-Van Heusen Corporation for men’s apparel in North America and Mediterranea S.r.l. for women’s apparel in Europe and Asia. Fall 2008 marked the first season that Phillips-Van Heusen offered Timberland® men’s apparel in North America. Mediterranea launched its Timberland® women’s offering in Spring 2009. Our kids’ apparel in Europe and Asia continues to be made, marketed and distributed by our longstanding licensing partner, Children’s Worldwide Fashion S.A.S. In North America, our kids’ apparel is made, marketed and distributed by a division of LF USA Inc. In late 2009, LF USA Inc. acquired the assets of our former licensing partner, Wear Me Apparel LLC (which did business under the name Kids Headquarters). We design and market Timberland® men’s apparel for our European and Asian operations through our London-based International Design Center, which enables us to remain close to our target consumers. In 2008, we engaged Li & Fung (Trading) Limited as our buying agent to source this apparel for us. We offer Timberland PRO® apparel in Europe pursuant to a licensing arrangement that has been in effect since 2004.

A key driver of our men’s and women’s apparel lines is our Earthkeeperstm initiative, launched in Fall 2008 and expanded in Fall 2009, that reflects the intersection of product design and environmental stewardship. Organic cotton, recycled yarns, and lower impact materials have all been introduced into the lines to further our ongoing commitment to minimize our environmental impact and appeal to an environmentally-aware consumer.

SmartWool

SmartWool extends our enterprise’s reach by offering apparel and accessories to the active outdoor consumer. SmartWool is a leading provider of premium performance merino wool-based socks, apparel and accessories for men, women and children. SmartWool’s key product categories are performance socks, lifestyle socks and Next-to-Skin Baselayers. SmartWool® performance socks range from core basic outdoor styles to the premium, technical, industry-leading PhD® line that includes Outdoor, Run, Cycle and Ski for the outdoor and snow-sports consumer.

SmartWool has also expanded its apparel line to include technical cycling jerseys and shorts, as well as a complete line of performance and lifestyle sweaters. Additionally, SmartWool has a growing line of performance and lifestyle accessories including hats, scarves, technical ski gloves and infant socks and booties. SmartWool’s Merino wool fiber is superior at moisture management, temperature control and is naturally odor free. SmartWool® products are sold through outdoor and ski specialty retailers, outdoor chains, better department stores and online at www.smartwool.com.

howies Limited

howies Limited is an active sports apparel brand founded on the idea of designing and manufacturing clothing for the socially engaged and environmentally conscious action sports and outdoor consumer. howies uses high quality materials and pursues lower impact building processes and sourcing strategies, all of which help howies make innovative product while minimizing its impact on the environment. We sell howies® products through seasonal catalogs, howies-owned retail, including stores and the Internet, and through a mix of independent retailers. howies’ main office is located in Cardigan Bay, Wales, U.K.

Third-party Licensing

Third-party licensing enables us to expand our brand reach to appropriate and well-defined categories and to benefit from the expertise of the licensees in a manner that reduces the risks to us associated with pursuing these opportunities. We receive a royalty on sales of our licensed products. We continue to focus on closely aligning our licensed products and distribution to our strategic brand initiatives and long range strategies and to build better integration across these products to present a seamless brand worldwide. Our licensed Timberland® products for men, women and children include apparel and accessories. We license rights to children’s apparel worldwide, men’s apparel in North America, and women’s apparel in Europe. The accessories products include packs and travel gear, women’s handbags, belts, wallets, socks, headwear, gloves, watches, sunglasses, eyewear and ophthalmic frames and various other small leather goods, and are designed, manufactured and distributed pursuant to licensing agreements with third parties. We also offer Timberland PRO® footwear and apparel in Europe under a license agreement.

Product Sales: Business Segments and Operations by Geographic Area

Our products are sold by us as well as our distributor partners in the United States and internationally primarily through independent outdoor retailers, independent footwear retailers, better-grade department stores, athletic stores and other national retailers, which reinforce the high level of quality, performance and service associated with the Timberland® brand and business. In addition, our products are sold by us as well as our distributor and franchise partners in Timberland® specialty stores, Timberland® factory outlet stores and Timberland® footwear plus stores dedicated exclusively to selling Timberland® products and Timberland® sub-branded products. We also sell our products in the United States online at www.timberland.com, www.smartwool.com and www.ipath.com, and in the United Kingdom online at www.timberlandonline.co.uk and www.howies.co.uk.

We operate in an industry that includes the designing, engineering, marketing and distribution of footwear, apparel and accessories products for men, women and children. We manage our business in the following three reportable segments, each segment sharing similar product, distribution and marketing: North America, Europe and Asia.

The North America segment is comprised of the sale of products to wholesale customers in the United States and Canada, as well as the Company-operated specialty, factory outlet and footwear plus stores in the United States and our U.S. e-commerce businesses. This segment also includes royalties from licensed products sold worldwide, the management costs and expenses associated with our worldwide licensing efforts and certain marketing expenses and value added services. The Europe and Asia segments consist of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of North America. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels, including e-commerce in the United Kingdom, to sell footwear, apparel and accessories), independent distributors, franchisees and licensees.

The following table presents the percentage of our total revenue generated by each of these reportable segments for the past three years:

	2009	2008	2007

North America	47.4%	47.8%	50.7%
Europe	41.2%	40.5%	38.5%
Asia	11.4%	11.7%	10.8%

More detailed information regarding these reportable segments, and each of the geographic areas in which we operate, is set forth in Note 15 to our consolidated financial statements, entitled “Business Segments and Geographic Information”, in Part II, Item 8 of this Annual Report on Form 10-K.

North America

Our wholesale customer accounts within North America include independent outdoor retailers, independent footwear retailers, better-grade department stores, national athletic accounts, general sporting goods retailers and other national accounts. Many of these wholesale accounts merchandise our products in selling areas dedicated exclusively to our products. These “concept shops” display the breadth of our product line and brand image to consumers, and are serviced through a combination of field and corporate-based sales teams responsible for these distribution channels. We also service our wholesale accounts through our principal showroom in New York City and regional showrooms in Atlanta, Georgia, Dallas, Texas and Miami, Florida. We have continued our efforts to expand the brand geographically by penetrating markets in areas beyond our traditional strength in the Northeast U.S.

SmartWool® products are sold in the United States through sales agents and in Canada through distributors. SmartWool® products are also available in Company-owned Timberland® specialty stores in the United States, as well as online at www.smartwool.com.

At December 31, 2009, in the United States we operated 6 specialty stores, which carry current season, first quality merchandise, including footwear, apparel and accessories; 59 factory outlet stores, which serve as a primary channel for the sale of excess, damaged or discontinued products from our specialty stores and also sell products specifically made for them; and 4 footwear plus stores, which are smaller, 1,200 to 1,500 square foot, stores that primarily sell our most popular footwear products along with a smaller assortment of our apparel products. We also sell products online through our Internet store at www.timberland.com. Our online store allows U.S. consumers to purchase current season, first quality merchandise over the Internet. This Internet site also provides information about Timberland, including the reports we file with or furnish to the Securities and Exchange Commission, investor relations, corporate governance, community involvement initiatives and employment opportunity information. Additionally, the site serves to reinforce our marketing efforts. We also sell products online through our Internet stores at www.smartwool.com and www.ipath.com.

Europe

We sell our products in Europe through our sales subsidiaries in the United Kingdom, Italy, France, Germany, Switzerland, Austria, Belgium, the Netherlands and Spain. All of these sales subsidiaries provide support for the sale of our products to wholesale customers and/or operate Timberland® stores in their respective countries. At December 31, 2009, we operated 44 company-owned specialty stores and shops and 16 factory outlet stores in Europe. In 2007, we opened our first international online store in the United Kingdom, www.timberlandonline.co.uk. Timberland® products are also sold in Europe, the Middle East, Africa, Central America and South America by distributors, franchisees and commissioned agents, some of which may also operate Timberland® stores located in their respective countries.

SmartWool® products are sold in Europe, the Middle East and Africa through a combination of agents and distributors, and are also available in Company-owned Timberland stores, as well as online at www.timberlandonline.co.uk.

Located in the United Kingdom, howies Limited develops and markets active sports apparel and sells its products through 3 howies-owned retail stores, catalogs, online at www.howies.co.uk, and through independent retailers.

Asia

We sell our products in Asia through our sales subsidiaries in Japan, Hong Kong, Singapore, Taiwan, China and Malaysia. Most of these sales subsidiaries provide support for the sale of our products to wholesale customers and operate Timberland® stores in their respective countries. One such wholesale customer accounted for approximately 19% of the segment’s revenue during the year ended December 31, 2009. At December 31, 2009, we operated 67 company-owned specialty stores and shops and 19 factory outlet stores in Asia.

Timberland® products are sold elsewhere in Asia and Australasia by distributors, franchisees and commissioned agents, some of which may also operate Timberland® stores located in their respective countries. We continued our expansion of the Timberland® brand in China and India during 2009 and, in early 2010, we opened our first Company-owned retail store in China. We intend to continue expanding the Timberland® brand into new markets and consumer segments to strengthen our position as a leading global brand. SmartWool® products are sold in Asia through distributors and are also available in Company-owned Timberland stores.

Distribution

We distribute our products through three Company-managed distribution facilities, which are located in Danville, Kentucky; Ontario, California and Enschede, Netherlands and through third-party managed distribution facilities, which are located in Canada and Asia.

Advertising and Marketing

The Company’s overall marketing strategy is to develop category and consumer-specific plans and advertising, and related promotional materials for U.S. and international markets to foster a differentiated approach with a consistent image for each of the Company’s big product ideas. Marketing campaigns and strategies vary by product idea and may target accounts and/or end users as they strive to increase overall brand awareness and purchase intent. The Company’s advertisements typically emphasize outdoor performance, environmental features, quality, durability and other performance and lifestyle aspects of the Company’s products. Components of the category and consumer-specific plans vary and may include online, print, radio and television advertising, events, public relations, in-store point of purchase displays, promotional materials, and sales and technical assistance.

Seasonality

In 2009, our revenue was higher in the last two quarters of the year than in the first two quarters, which is consistent with our historical experience. Accordingly, the amount of fixed costs related to our operations represented a larger percentage of revenue in the first two quarters of 2009 than in the last two quarters of 2009. We expect this seasonality to continue in 2010.

Backlog

At December 31, 2009, our backlog of orders from our customers was $277 million compared to $282 million at December 31, 2008 and $324 million at December 31, 2007. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2010. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year because backlog relates to only wholesale orders for the next season, is affected by the timing of customers’ orders, and excludes potential sales at Timberland-owned retail during the year. Backlog was essentially flat in 2009 compared to 2008. Backlog declined globally from 2007 to 2008 in a weakened economic environment, where the timing of orders was impacted as demonstrated by a higher percentage of “at once” orders.

Manufacturing

We operate a manufacturing facility in the Dominican Republic where we manufacture four different construction footwear types for both Timberland® boots and shoes as well as our Timberland PRO® series footwear. We believe we benefit from our internal manufacturing capability which provides us with sourcing for our core assortment, planning efficiencies and lead time reduction, refined production techniques and favorable duty rates and tax benefits. We manufactured approximately 10% of our footwear unit volume in the Dominican Republic during 2009, compared to approximately 11% in each of 2008 and 2007. The remainder of our footwear products and all of our apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, Africa, the Middle East, and North, South and Central America. Approximately 90% of the Company’s 2009 footwear unit volume was produced by independent manufacturers in China, Vietnam, Thailand and India. Three of these manufacturing partners together produced approximately 60% of the Company’s 2009 footwear volume. The Company continually evaluates footwear production sources in other countries to maximize cost efficiencies and to keep pace with advanced production techniques.

We maintain a product quality management group, which develops, reviews and updates our quality and production standards. To help ensure such standards are met, the group also conducts product quality audits at our factories and distribution centers and our independent manufacturers’ factories and distribution centers. We have offices in Bangkok, Thailand; Zhu Hai, China; Ho Chi Minh City, Vietnam; and Chennai, India to supervise our footwear sourcing activities conducted in the Asia-Pacific region. Li & Fung (Trading) Limited, our apparel buying agent in Asia, also performs such functions in certain locations.

Materials

In 2009, ten suppliers provided, in the aggregate, approximately 90% of our leather purchases. Three of these suppliers together provided approximately 50% of our leather purchases in 2009. We historically have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations. However, our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant, unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. We attempt to manage this risk, as we do with all other footwear and non-footwear materials, on an ongoing basis by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. We cannot assure you that such factors will protect us from future changes in the prices for such materials.

In addition, we have established a central network of suppliers through which our footwear manufacturing facilities and independent footwear manufacturers can purchase materials. We seek sources of materials local to manufacturers in an effort to reduce lead times while maintaining our high quality standards. We believe that key strategic alliances with leading materials vendors help reduce the cost and provide greater consistency of materials procured to produce Timberland® products and improve compliance with our production standards. We continue to work to offset cost increases with cost savings by reducing complexity, utilizing new lower cost suppliers and consolidating existing suppliers. In 2009, we maintained contracts with global vendors for leather, thread for hand-sewn styles, leather laces, waterproof membrane gasket material, waterproof seam-seal adhesives, topline reinforcement tape, packaging, laces, box toes and counters, cellulose and nonwoven insole board, Ströbel® construction insole materials and thread, synthetic suede lining materials, soling components and compounds, and packaging labels.

Trademarks and Trade Names; Patents; Research & Development

Our principal trade name is The Timberland Company and our principal trademarks are Timberland and our tree design logo, which have been registered in the United States and many foreign countries. In addition, we own many other trademarks that we utilize in marketing our products. Some of the more frequently used marks include: the PRO design, Timberland PRO, Timberland Boot Company, Earthkeepers, Green Index, Mountain Athletics, SmartWool, howies and Ipath.

We regard our trade name and trademarks as valuable assets and believe that they are important factors in marketing our products. We seek to protect and vigorously defend our trade name and trademarks against infringement under the laws of the United States and other countries. In addition, we seek to protect and vigorously defend our patents, designs, copyrights and all other proprietary rights covering components and features used in various footwear, apparel and accessories under applicable laws.

We conduct research, design and development efforts for our products on a continual basis, including field testing of a number of our products to evaluate and improve product performance. In addition, we engage in research and development related to new production techniques and to improving the function, performance, reliability and quality of our footwear. We have also dedicated resources to an international design and development team based in Europe. Our expenses relating to research, design and development have not represented a material expenditure relative to our other expenses.

Competition

Our footwear, apparel and accessories products are marketed in highly competitive environments that are subject to changes in consumer preference. Product quality, performance, design, styling and pricing, as well as consumer awareness, are all important elements of competition in the footwear, apparel and accessories markets served by us. Although the footwear industry is fragmented to a great degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, we face competition from retailers that have established products under private labels and from direct mail companies in the United States. The competition from some of these competitors is particularly strong where such competitor’s business is focused on one or a few product categories or geographic regions in which we also compete. However, we do not believe that any of our principal competitors offers a complete line of products that provides the same quality and performance as the complete line of Timberland®, Timberland PRO®, SmartWool®, Timberland Boot Company®, howies®, and IPATH® footwear, apparel and accessories products.

Environmental Matters

Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on our capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

Employees

We had approximately 5,700 full and part-time employees worldwide at December 31, 2009. Our management considers our employee relations to be good. None of our employees are represented by a labor union, and we have never suffered a material interruption of business caused by labor disputes involving our own employees.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, exhibits and amendments to those reports that are filed with or furnished to the Securities and Exchange Commission are made available free of charge through our website, www.timberland.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. The charters for the Audit Committee, Governance and Nominating Committee, Management Development and Compensation Committee, and Corporate Social Responsibility Committee, as well as our Corporate Governance Principles and Code of Ethics and other corporate information are available free of charge through our website, www.timberland.com. You may request a copy of any of the above documents by writing to the Company’s Secretary at The Timberland Company, 200 Domain Drive, Stratham, New Hampshire 03885.

We submitted to the New York Stock Exchange in 2009 the certification required by Section 303A.12 of the New York Stock Exchange Listed Company Manual.

Executive Officers of the Registrant

The following table lists the names, ages and principal occupations during the past five years of our executive officers. All executive officers serve at the discretion of our Company’s Board of Directors. Except as otherwise noted below, all positions listed for a particular officer are positions with The Timberland Company or one of its subsidiaries.

Name	Age	Principal Occupation During the Past Five Years

Sidney W. Swartz	73	Chairman of the Board since June 1986; Chief Executive Officer and President, June 1986 — June 1998.
Jeffrey B. Swartz	49	President and Chief Executive Officer since June 1998. Jeffrey Swartz is the son of Sidney Swartz.
Carden N. Welsh	56	Senior Vice President and Chief Administrative Officer since September 2007; Treasurer of a New Hampshire U.S. Congressional Campaign, 2007; Advisory Board, The Trust for Public Land-New Hampshire, a conservation organization devoted to conserving land as parks, gardens and other natural places, 2006-2007; Masters studies at University of New Hampshire, 2003-2006; Senior Vice President, International, 1998-2003.
Michael J. Harrison	49	Chief Brand Officer since July 2009; Co-President, Timberland® brand since December 2007; President — Casual Gear, February 2007 — December 2007; Senior Vice President - Worldwide Sales and Marketing, February 2006 — February 2007; Senior Vice President and General Manager - International, November 2003 - February 2006.
Carrie W. Teffner	43	Vice President and Chief Financial Officer since September 2009; Senior Vice President and Chief Financial Officer, Sara Lee International Household and Body Care, 2008-2009; Senior Vice President and Chief Financial Officer, Sara Lee Foodservice, 2007-2008; Senior Vice President, Financial Planning & Analysis and Treasurer, Sara Lee Corporation, 2005-2007; Assistant Treasurer and Executive Director, Sara Lee Corporation, 2003-2004. Sara Lee Corporation is a global manufacturer and marketer of high quality, brand name consumer products.
John J. Fitzgerald, Jr.	47	Vice President, Corporate Controller and Chief Accounting Officer since December 2008; Vice President, Finance for Worldwide Sales and Marketing, January 2006-December 2008; Vice President, U.S. and Global Support, November 2001 — January 2006.
John P. Pazzani	46	Chief Culture Officer since June 2007; Vice President, U.S. Retail and Ecommerce, 2001 — June 2007.
Danette Wineberg	63	Vice President and General Counsel since October 1997 and Secretary since July 2001.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We operate in a highly competitive industry.

We market our products in highly competitive environments. Many of our competitors are larger and have substantially greater resources for marketing, research and development and other purposes. These competitors include athletic and other footwear companies, branded apparel companies and private labels established by retailers. Furthermore, efforts by our competitors to dispose of their excess inventory could put downward pressure on retail prices and could cause our wholesale customers to redirect some of their purchases away from our products.

We may have difficulty matching our products and inventory levels to consumer preferences and demand.

As we continue to market established products and develop new products, our success depends in large part on our ability to anticipate, understand and react to changing consumer demands. We believe that our more fashion-focused boots, men’s apparel and women’s footwear products are more susceptible to changing fashion trends and consumer preferences than our other products. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The success of our products and marketing strategy will also depend on a favorable reception by our wholesale customers. We cannot ensure that any existing products or brands will continue to be favorably received by consumers or our wholesale customers, nor can we ensure that any new products or brands that we introduce will be favorably received by consumers or our wholesale customers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business. At the same time, our focus on the management of inventory may result, from time to time, in not having an adequate supply of products to meet consumer demand and cause us to lose sales.

We may be unable to execute key strategic initiatives.

We continue to take actions to restructure our business operations to maximize operating effectiveness and efficiency and to reduce costs. Achievement of the targeted benefits depends in part on our ability to appropriately identify, develop and effectively execute strategies and initiatives. We cannot assure you that we will achieve the targeted benefits under these programs within a targeted timeframe or within targeted costs or that the benefits, even if achieved, will be adequate.

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

On October 7, 2006, the European Commission imposed definitive duties on leather upper footwear originating from China and Vietnam and imported into European Member States. These duties were effective for a two year period with a final 16.5% rate for China sourced footwear and a 10% rate for Vietnam sourced footwear. On October 3, 2008, the European Commission initiated an expiry review of the duties to determine whether they should be extended for a period beyond the original expiration date. In December 2009, upon the conclusion of the expiry review, the European Commission extended the duties at the same definitive rates for an additional period of fifteen months beginning on January 1, 2010.

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

We engage in hedging activities to mitigate the impact of foreign currencies on our financial results (see Note 3 to our consolidated financial statements, entitled “Derivatives,” in Part II, Item 8 of this Annual Report on Form 10-K). Our hedging activities are designed to reduce, but cannot and will not eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Because the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

We depend on independent manufacturers to produce the majority of our products, and our business could suffer if we need to replace manufacturers or suppliers or find additional capacity.

During 2009, we manufactured approximately 10% of our footwear unit volume. Independent manufacturers and licensees in Asia, Europe, Mexico, Africa and South and Central America produced the remainder of our footwear products and all of our apparel and accessories products. Independent manufacturers in China, Vietnam, Thailand and India produced approximately 90% of our 2009 footwear unit volume. Three of these manufacturing partners together produced approximately 60% of our 2009 footwear volume. If we experience a significant increase in demand or a manufacturer is unable to ship orders of our products in a timely manner or to meet our quality standards, then we could miss customer delivery date requirements for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. We compete with other companies for the production capacity of our manufacturers and import quota capacity. Any long-term economic downturn could cause our suppliers to fail to make and ship orders placed by us. We cannot assure you that we will be able to maintain current relationships with our current manufacturers or locate additional manufacturers that can meet our requirements or manufacture on terms that are acceptable to us.

Further, these independent manufacturers agree to comply with a code of conduct and other environmental, health and safety standards for the benefit of workers. However, from time to time, such manufacturers may fail to comply with such standards or applicable local law. Significant or continuing noncompliance with such standards and laws by one or more of such manufacturers could harm our reputation and, as a result, have an adverse effect on our business and financial condition.

The loss of one or more of our major suppliers for materials may interrupt our supplies.

We depend on a limited number of key sources for leather, our principal material, and other proprietary materials used in our products. In 2009, ten suppliers provided, in the aggregate, approximately 90% of our leather purchases. Three of these suppliers provided approximately 50% of our leather purchases in 2009. While historically we have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations, there have been significant changes in the prices for these materials. Our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. Increasing oil-related product costs, such as manufacturing and transportation costs, could also adversely impact gross margins.

Our business could be adversely impacted by any disruption to our supply chain.

Independent manufacturers manufacture a majority of our products outside of our principal sales markets, which requires us to transport our products via third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages or other factors could adversely impact our financial performance.

In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in manufacturing and transportation costs, so increases in the price of oil-related products could adversely affect our profit margins.

Additionally, if contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing to purchase raw materials or to finance general working capital needs due to volatility or disruption in the capital and credit markets, it may result in delays or non-delivery of shipments of our products.

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

Our products are sold in many international markets through independent licensees, franchisees, and distributors. Failure by such parties to meet planned annual sales goals could have an adverse effect on our business, results of operations and financial condition, and it may be difficult and costly to locate an acceptable substitute. If a change in licensees, franchisees or distributors becomes necessary, we may experience increased costs, as well as substantial disruption and a resulting loss of sales and brand equity in that market.

In addition, changes in the channels of distribution, such as the growth of Internet commerce and the trend toward the sale of private label products by major retailers, could have an adverse effect on our business, results of operations and financial condition.

Our business could be impacted by global capital and credit market conditions and resulting declines in consumer confidence and spending.

Volatility and disruption in the global capital and credit markets have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the United States and internationally. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, the following factors could have a material adverse effect on our business, operating results and financial condition: slower consumer spending may result in reduced demand for our products, reduced orders from customers for our products, order cancellations, lower revenues, increased inventories and lower gross margins; we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so; continued volatility in the markets and prices for commodities and raw materials we use in our products and in our supply chain could have a material adverse effect on our costs, gross margins and profitability; if customers experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts, and increased bad debt expense; and if customers experience severe financial difficulty, some may become insolvent and cease business operations, which could reduce the availability of our products to consumers.

Our business could be adversely impacted by the financial instability of third parties with which we do business.

Distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. Continued market deterioration could jeopardize our ability to rely on and benefit from certain counterparty obligations, including those of financial institutions party to our credit agreements and derivative contracts and those of other parties with which we do business. The failure of any of these counterparties to honor their obligations to us, or the continued deterioration of the global economy, could have a material adverse effect on our financial condition and results of operations. In addition, our ability to replace such credit agreements on the same or similar terms may be limited if market and general economic conditions continue to deteriorate.

We depend on sales forecasts which may not be accurate and may result in higher than necessary infrastructure and product investments.

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

We have entered into several licensing agreements which enable us to expand our brand to product categories and geographic territories in which we have not had an appreciable presence. We have licensed our men’s North American Timberland® apparel product line to Phillips-Van Heusen Corporation as we believe they have the capabilities to help us maximize our brand potential through an improved apparel offering and strengthened distribution. The risks associated with our own products also apply to our licensed products. There are also any number of possible risks specific to a licensing partner’s business, including, for example, risks associated with a particular licensing partner’s ability to obtain capital, manage its labor relations, maintain relationships with its suppliers, manage its credit risk effectively, control quality and maintain relationships with its customers. Although our license agreements prohibit licensing partners from entering into licensing arrangements with certain of our competitors, generally our licensing partners are not precluded from offering, under other brands, the types of products covered by their license agreements with us. A substantial portion of sales of the licensed products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses.

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

We are heavily dependent on information technology systems, including for design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution. Our ability to manage and maintain our inventory effectively and to ship and sell products to customers on a timely basis depends significantly on the reliability of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem, and may have an adverse effect on our results of operations and financial condition.

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

We lease our worldwide headquarters located in Stratham, New Hampshire. The lease for this property expires in December 2020. We consider our headquarters facilities adequate and suitable for our current needs.

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

We are involved in various legal matters, including litigation, which have arisen in the ordinary course of business. We believe that the ultimate resolution of any existing matter will not have a material adverse effect on our business or our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2009, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

	2009		2008
	High	Low	High	Low

First Quarter	$14.05	$8.84	$17.49	$13.12
Second Quarter	16.24	12.28	19.05	13.22
Third Quarter	15.00	12.42	18.80	14.34
Fourth Quarter	18.37	13.31	17.37	7.92

As of February 19, 2010, the number of record holders of our Class A Common Stock was 728 and the number of record holders of our Class B Common Stock was 7. The closing sales price of our Class A Common Stock on February 19, 2010 was $18.21 per share.

We have never declared a dividend on either the Company’s Class A or Class B Common Stock. Our ability to pay cash dividends is limited pursuant to loan agreements (see Note 10 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). The Company has no plans to declare or pay any dividends at this time.

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

	2004(1)	2005	2006	2007	2008	2009
Timberland	100.00	103.88	100.78	57.70	36.86	57.22
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
Weighted Average of S&P 500 Footwear Index and S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	101.19	122.43	137.28	107.89	148.51

(1) Indexed to December 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

	For the Three Fiscal Months Ended December 31, 2009
			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	that May Yet
	Total Number		of Publicly	Be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs

October 3 — October 30	—	$—	—	2,196,063
October 31 — November 27	401,600	16.91	401,600	1,794,463
November 28 — December 31	470,204	17.50	470,204	7,324,259

Q4 Total	871,804	$17.23	871,804

Footnote(1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	03/10/2008	6,000,000	None
Program 2	12/09/2009	6,000,000	None

*	Fiscal month

**	Based on trade date — not settlement date

All shares purchased in 2009 were purchased under Program 1. The maximum number of shares available for repurchase at December 31, 2009 includes shares available under Programs 1 and 2. No existing programs expired or were terminated during the reporting period. See Note 12 to our consolidated financial statements, entitled “Stockholders’ Equity”, in Item 8 of this Annual Report on Form 10-K for additional information.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, included in Part II, Item 8 of this Annual Report on Form 10-K.

Selected Statement of Income Data

Years Ended December 31,	2009	2008	2007	2006(1)	2005
	(Dollars in thousands, except per share data)

Revenue	$1,285,876	$1,364,550	$1,436,451	$1,567,619	$1,565,681
Net income	56,644	42,906	39,999	101,205	180,216
Earnings per share
Basic	$1.01	$0.73	$0.65	$1.62	$2.72
Diluted	$1.01	$0.73	$0.65	$1.59	$2.66

(1)	Effective January 1, 2006, the Company adopted the provisions of Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

Selected Consolidated Balance Sheet Data

December 31,	2009	2008	2007	2006	2005
	(Dollars in thousands)

Cash and equivalents	$289,839	$217,189	$143,274	$181,698	$213,163
Working capital	442,530	417,829	399,122	363,143	369,176
Total assets	859,907	849,399	836,345	860,377	790,699
Total long-term obligations	—	—	—	—	—
Stockholders’ equity	595,617	576,538	577,160	561,685	527,921

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “its”, “Timberland” or the “Company”), as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K. Included herein with respect to 2009 versus 2008 and 2008 versus 2007 comparisons are discussions and reconciliations of (i) Total Company, Europe and Asia revenue changes to constant dollar revenue changes; and, with respect to 2008 versus 2007, (ii) net income and diluted earnings per share (“EPS”) to net income excluding restructuring and related costs and diluted EPS excluding restructuring and related costs, respectively. We did not provide comparisons or discussions of net income and diluted EPS excluding restructuring and related costs for 2009 versus 2008 as the amounts of restructuring and related costs in both periods were not material.

Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, and net income and diluted EPS, each excluding restructuring and related costs are not performance measures recognized under generally accepted accounting principles in the United States (“GAAP”). The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of movement in foreign currencies. We calculate constant dollar revenue changes by recalculating current year revenue using the prior year’s exchange rates and comparing it to prior year revenue reported on a GAAP basis. We provide constant dollar revenue changes for Total Company, Europe and Asia results because we use the measure to understand the underlying changes in our growth of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates. The limitation of this measure is that it excludes items that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with the GAAP numbers. We provide net income and diluted EPS excluding restructuring and related costs because we use these measures to analyze the earnings of the Company. Management believes these measures are a reasonable reflection of the underlying earnings levels and trends from core business activities, as well as more indicative of future results. The difference between net income and diluted EPS excluding restructuring and related costs and their most comparable GAAP measures (net income and diluted EPS) is the impact of restructuring and related charges that may mask our underlying operating results and/or business trends. The limitation of these measures is that they exclude items that would otherwise decrease the Company’s net income and diluted EPS. These limitations are best addressed by using such measures in combination with the most comparable GAAP measures in order to better understand the amounts, character and impact, if any, of any increase or decrease on reported results.

Overview

Our principal strategic goal is to become the authentic outdoor brand of choice globally by offering an integrated product selection that equips consumers to enjoy the experience of being in the outdoors. We sell our products to consumers who embrace an outdoor-inspired lifestyle through high-quality distribution channels, including our own retail stores, which reinforce the premium positioning of the Timberland® brand.

Our ongoing efforts to achieve this goal include (i) enhancing our leadership position in our core Timberland® footwear business through an increased focus on technological innovation and “big idea” initiatives like Earthkeepers, (ii) expanding our global apparel and accessories business by leveraging the brand’s equity and initiatives through a combination of in-house development and licensing arrangements with trusted partners, (iii) expanding our brands geographically, (iv) driving operational and financial excellence, (v) setting the standard for social and environmental responsibility and (vi) striving to be an employer of choice.

A summary of our 2009 financial performance, compared to 2008, follows:

•	Revenue decreased 5.8%, or 3.6% on a constant dollar basis, to $1,285.9 million.

•	Gross margin increased 140 basis points to 46.9%.

•	Operating expenses were down 4.7% to $525.4 million.

•	Operating income increased 11.3% to $77.5 million, or 6.0% of revenue compared to 5.1% of revenue.

•	Net income increased from $42.9 million to $56.6 million.

•	Diluted earnings per share increased from $0.73 to $1.01.

•	Net cash provided by operating activities decreased from $147.7 million to $135.9 million.

•	Cash at the end of 2009 was $289.8 million, with no debt outstanding.

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

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our consolidated financial statements:

Sales Returns and Allowances

Our revenue consists of sales to wholesale customers (including distributors and franchisees), retail and e-commerce customers, and license fees and royalties. We record wholesale and e-commerce revenues when title passes and the risks and rewards of ownership have passed to our customer, based on the terms of sale. Title passes generally upon shipment to or upon receipt by our customer, depending on the country of sale and the agreement with our customer. Retail store revenues are recorded at the time of the sale. License fees and royalties are recognized as earned per the terms of our licensing and royalty agreements. We also sell gift cards, the revenue from which is recognized at the time of redemption.

We record reductions to revenue for estimated wholesale and retail customer returns and allowances in the same period the related sales are recorded. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received. Our total reserves for sales returns and allowances were $27.1 million and $26.5 million at December 31, 2009 and 2008, respectively. The actual amount of customer returns and allowances may differ from our estimates. If we determine that increases or decreases to sales returns and allowances are appropriate, we record either a reduction or an increase in sales in the period in which we make such a determination.

Allowance for Doubtful Accounts

We make ongoing estimates for losses relating to our allowance for uncollectible accounts receivable resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based upon our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowance for doubtful accounts totaled $12.2 million and $14.5 million at December 31, 2009 and 2008, respectively. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. If we determine that increases or decreases to the allowance for doubtful accounts are appropriate, we record either an increase or decrease to selling expense in the period in which we make such a determination.

Inventory Valuation

We value our inventory at the lower of cost (first-in, first-out) or market value. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of the inventory, we provide a reserve for the difference as a charge to cost of sales. Our reserves related to inventory valuation totaled $5.4 million and $6.2 million at December 31, 2009 and 2008, respectively. If actual market conditions are more or less favorable than our estimates, adjustments to our inventory reserves may be required. The adjustments would decrease or increase our cost of sales in the period in which they are recognized.

Derivatives

We are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and cash flows as we purchase and sell goods in foreign markets in their local currencies. We use derivative instruments, specifically forward contracts, to mitigate the impact of foreign currency fluctuations on a portion of our forecasted foreign currency exposures. These derivatives are carried at fair value on our consolidated balance sheet. Changes in fair value of derivatives not designated as hedge instruments are recorded in other income/(expense), net in our consolidated statements of income (see Notes 1 and 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). For our derivative contracts that have been designated as hedge instruments, the effective portion of gains and losses resulting from changes in the fair value of the instruments are deferred in accumulated other comprehensive income and reclassified to earnings, in cost of goods sold, in the period that the transaction that is subject to the related hedge contract is recognized in earnings. The ineffective portion of the hedge is reported in other income/(expense), net in our consolidated statements of income. We use our operating budget and forecasts to estimate future economic exposure and to determine the levels and timing of derivative transactions intended to mitigate such exposures in accordance with our risk management policies. We closely monitor our foreign currency exposure and adjust our derivative positions accordingly. Our estimates of anticipated transactions could fluctuate over time and could vary from the ultimate transactions. Future operating results could be impacted by adjustments to these estimates and changes in foreign currency forward rates.

Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liabilities, trademark rights and a variety of other matters. We record contingent liabilities when it is probable that a liability has been incurred and the amount of the loss can be estimated. We record a contingent liability when there is at least a reasonable possibility that a loss has been incurred. Estimating probable losses requires analysis and judgment about the potential actions. Therefore, actual losses in any future period are inherently uncertain. We do not believe that any pending legal proceeding or claims will have a material impact on our consolidated financial statements. However, if actual or estimated probable future losses exceed our recorded liability, we would record additional expense during the period in which the loss or change in estimate occurred.

Goodwill and Indefinite-lived Intangible Assets

The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually (at the end of our second fiscal quarter) and when events occur or circumstances change that may reduce the value of the asset below its carrying amount, using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, technological changes and loss of key personnel. Goodwill and indefinite-lived intangible assets totaled $44.4 million and $35.8 million, respectively, at December 31, 2009. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the Company’s analysis could materially affect projected cash flows and the Company’s evaluation of goodwill and indefinite-lived intangible assets for impairment. Those estimates of discounted cash flows could differ from actual cash flows due to, among other things, economic conditions, changes to business operations or technological changes. Should the fair value of the Company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary. No impairment of goodwill or indefinite-lived assets occurred in 2009, 2008 and 2007 (see Note 8 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).

Long-lived Assets

When events or circumstances indicate that the carrying value of a long-lived asset may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair market value. We estimate future undiscounted cash flows using assumptions about expected future operating performance. Those estimates of undiscounted cash flows could differ from actual cash flows due to, among other things, economic conditions, changes to business operations or technological change. In 2009, an impairment charge of $3.0 million was recorded related to the carrying value of certain fixed assets (see Note 5 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). In 2009 and 2008, an impairment of $0.9 million and $2.1 million, respectively, related to the carrying value of an intangible asset was recorded (see Note 8 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). For 2007, we recorded impairment charges of $5.8 million associated with the closure of certain of our retail stores (see Note 17 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the Company’s Global Retail Portfolio Review).

Incentive Compensation Accruals

We use incentive compensation plans to link compensation to the achievement of specific annual performance targets. We accrue for this liability during each year based on certain estimates and assumptions. The amount paid, based on actual performance, could differ from our accrual.

Share-based Compensation

The Company estimates the fair value of its stock option awards and employee stock purchase plan (the “ESPP”) rights on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model includes various assumptions, including the expected volatility for stock options and ESPP rights and the expected term of stock options. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the Company’s control. Additionally, we make certain estimates about the number of awards which will be made under performance-based incentive plans. As a result, if other assumptions or estimates had been used, share-based compensation expense could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, share-based compensation expense could be materially impacted in future periods. See Note 13 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the Company’s share-based compensation.

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

Results of Operations

Years Ended December 31,	2009		2008		2007
	(Amounts in thousands, except per share data)

Revenue	$1,285,876	100.0%	$1,364,550	100.0%	$1,436,451	100.0%
Gross profit	602,922	46.9	620,733	45.5	664,728	46.3
Operating expense	525,448	40.9	551,097	40.4	605,549	42.2
Operating income	77,474	6.0	69,636	5.1	59,179	4.1
Interest income, net	405	—	1,719	0.1	835	0.1
Other income/(expense), net	3,506	0.3	5,455	0.4	(289)	(-)
Net income	$56,644	4.4	$42,906	3.1	$39,999	2.8
Earnings per share
Basic	$1.01		$0.73		$0.65
Diluted	$1.01		$0.73		$0.65
Weighted-average shares outstanding
Basic	56,034		58,442		61,087
Diluted	56,352		58,786		61,659

2009 Compared to 2008

Revenue

Consolidated revenue for 2009 was $1,285.9 million, a decrease of $78.7 million, or 5.8%, compared to 2008. These results were driven primarily by declines in casual footwear, Timberland® apparel and the strengthening of the U.S. dollar against the British Pound and the Euro versus the prior year, partially offset by strong growth in boots internationally as well as SmartWool® products. On a constant dollar basis, consolidated revenues were down 3.6%. North America revenue totaled $610.2 million, a 6.5% decline from 2008. Europe revenues were $529.3 million for 2009, a decrease of 4.3% from 2008, but up 2.0% on a constant dollar basis. Asia revenues were $146.4 million for 2009, a decrease of 8.0% from 2008, and a decline of 12.0% on a constant dollar basis.

Products

Worldwide footwear revenue was $931.2 million for 2009, down $43.1 million, or 4.4%, from 2008, driven by global declines in casual footwear and our men’s boot business in North America. Internationally, we continue to see signs that our boot business is strengthening in Europe and Asia. Worldwide apparel and accessories revenue fell 10.5% to $328.6 million, as growth from SmartWool was offset by a decline in Timberland® brand apparel and accessories, reflecting softness in international markets, the strengthening of the U.S. dollar relative to the British Pound and the Euro, and, to a lesser extent, the impact of transitioning our North America wholesale men’s apparel business to a licensing arrangement. The Company ceased sales of in-house Timberland® brand apparel in North America through the wholesale channel during the second quarter of 2008. Royalty and other revenue increased 12.7% in 2009 to $26.1 million, reflecting increased sales of apparel in North America under our licensing agreement established in 2008.

Channels

Wholesale revenue was $918.8 million, a 7.1% decrease compared to 2008. Softness in the North America and Asia markets, the strengthening of the U.S. dollar relative to the British Pound and Euro and, to a lesser degree, the transition of our North America wholesale men’s apparel business to a licensing arrangement drove the year over year wholesale decline.

Retail revenues fell 2.1% to $367.1 million, driven by unfavorable foreign exchange rate impacts and a retail market in North America that continues to be challenging. Overall, global comparable store sales were down 2.4% compared to 2008, with favorable comparable store results in Europe offset by declines in our North America and Asia stores. We had 218 Company-owned stores, shops and outlets worldwide at the end of 2009 compared to 219 at December 31, 2008.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 46.9% in 2009 compared to 45.5% in 2008. The improvement in gross margin reflects favorable channel and pricing mix within our operating segments, as well as lower sales returns and allowances, partially offset by strengthening of the U.S. dollar relative to the British Pound and Euro and lower margins on close-out sales. On a consolidated basis, higher product costs were offset by favorable purchase price and other manufacturing variances, as well as savings from sourcing cost initiatives.

We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $60.6 million and $78.6 million in 2009 and 2008, respectively. The decrease was primarily driven by lower overhead and other apparel sourcing costs, as well as decreased freight and duty costs related to our footwear sourcing operations.

Operating Expense

Total operating expense was $525.4 million in 2009, $25.6 million, or 4.7% lower than 2008. The change is attributable to a $29.7 million decrease in selling expense and a $1.2 million decrease in restructuring charges, partially offset by an increase in general and administrative costs of $3.8 million. Operating expense in 2009 and 2008 also included an impairment charge of $0.9 million and $2.1 million, respectively, related to an intangible asset. Operating expense in 2008 was favorably impacted by a $2.6 million litigation settlement. Overall, changes in foreign exchange rates reduced operating expense by approximately $13.9 million in 2009.

Selling expense for 2009 was $408.0 million, a decrease of $29.7 million, or 6.8%, compared to the prior year. This decline was driven by a $20.7 million reduction in sales, marketing and distribution expenses, due, in part, to the strengthening of the U.S. dollar relative to the Euro and British Pound, lower distribution costs, and a decrease in provisions for bad debts. Additionally, we had an $8.8 million reduction in retail expenses primarily as a result of the closure of certain underperforming stores in Asia and the benefit of foreign exchange impacts in Europe, and a $4.3 million reduction in discretionary spending. These savings were partially offset by an increase of $3.2 million in incentive-based compensation costs due to the achievement of certain performance targets in 2009, and $1.7 million associated with the write-off of certain retail-related fixed assets.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $37.4 million and $41.3 million in 2009 and 2008, respectively.

Advertising expense, which is included in selling expense, was $40.7 million and $43.1 million in 2009 and 2008, respectively. We maintained our commitment to strengthening our premium brand position despite adverse economic conditions during 2009. Increased investment in consumer-facing marketing programs such as Internet and other digital and social media initiatives was offset by lower levels of co-op advertising as well as television and magazine advertising. Television advertising in 2008 included a global campaign which coincided with the summer Olympics. Our commitment to strengthen our premium brand position through consumer-facing advertising initiatives remains key to driving our strategy forward.

General and administrative expense was $116.8 million, an increase of 3.3% over the $113.0 million recorded in 2008. Increases in employee-related costs of $6.5 million, including higher incentive-based compensation costs, as well as employee benefit-related costs, were partially offset by a reduction of $2.5 million in discretionary spending.

Total operating expense in 2009 included a charge of $0.9 million to reflect the impairment of a trademark, compared to $2.1 million in 2008 of which $1.9 million was recorded in the fourth quarter of 2008. Operating expense in 2008 was also reduced by a $2.6 million favorable legal settlement recorded in the fourth quarter of 2008.

We recorded net restructuring credits of $0.2 million in 2009 compared to charges of $0.9 million in 2008. Credits in 2009 reflect the completion of our 2007 restructuring programs. Charges in 2008 reflect incremental costs associated with the execution of restructuring programs initiated in 2007 to close certain underperforming retail locations and streamline our global operations.

Operating Income

Operating income was $77.5 million in 2009, compared to operating income of $69.6 million in 2008. Operating income in 2009 and 2008 included an intangible asset impairment charge of $0.9 million and $2.1 million, respectively, and restructuring charges/(credits) of $(0.2) million and $0.9 million, respectively. Operating income in 2008 also included the benefit of a $2.6 million favorable legal settlement.

Other Income/(Expense) and Taxes

Interest income was $0.9 million and $2.4 million in 2009 and 2008, respectively, as an increase in average cash balances was more than offset by lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility, bank guarantees and interest paid on short-term borrowings, was $0.5 million and $0.7 million in 2009 and 2008, respectively. The reduction in expense was driven by lower borrowings throughout the year.

Other income/(expense), net, included $1.5 million and $5.8 million of foreign exchange gains for 2009 and 2008, respectively, reflecting changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of local currency denominated receivables and payables. These results were driven by the volatility of exchange rates during the respective reporting periods and should not be considered indicative of expected future results.

The effective tax rate was 30.4% in 2009, compared to 44.1% in 2008. The 2009 rate was impacted by a tax benefit of approximately $7.3 million due to the closure of audits or lapsing of certain statutes of limitation in 2009.

In December of 2009, we received a Notice of Assessment from the Internal Revenue Department of Hong Kong for approximately $17.6 million with respect to the tax years 2004 through 2008. In connection with the assessment, the Company is required to make payments to the Internal Revenue Department of Hong Kong of approximately $2.5 million and $5.9 million in the first and second quarters of 2010, respectively. We believe we have a sound defense to the proposed adjustment and will continue to firmly oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, actual resolution may differ from our current estimates, and such differences could have a material impact on our future effective tax rate and our results of operations. See Note 11 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Products

Worldwide footwear revenue was $974.3 million in 2008, down $30.5 million, or 3.0%, from 2007. Declines in casual footwear and boots were partially offset by growth from the Timberland PRO® series. Worldwide apparel and accessories revenue fell 10.8% to $367.0 million, as strong growth from SmartWool and Timberland PRO was offset by a decline in Timberland® brand apparel, driven in part by the transition of the North American men’s apparel business to a licensing arrangement, and by a generally soft retail environment. Royalty and other revenue, which consists primarily of royalties from third party licensees and distributors, increased 15.8% in 2008 to $23.2 million, primarily as a result of our apparel licensing arrangement in North America.

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

Retail revenue decreased 4.6% to $375.0 million. Comparable store sales decreased by 3.7% globally, as increases in Europe were more than offset by a decline in North America. Europe and Asia also benefited from the impact of favorable foreign exchange rate changes, which helped to offset revenue declines associated with our decision to close certain retail locations. We had 219 Company-owned stores, shops and outlets worldwide at the end of 2008 compared to 245 at December 31, 2007.

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

Selling expense for 2008 was $437.7 million, a decrease of $27.0 million, or 5.8%, compared to the prior year. This decline was driven by $22.8 million in selling, distribution and product management cost savings, a $10.0 million reduction in retail expenses primarily as a result of store closures in the United States and Asia, and $6.3 million in savings associated with the transition of our North American men’s apparel business to a licensing arrangement and the winding down of certain specialty brands. These savings were partially offset by an increase of $5.2 million in incentive compensation costs due to the achievement of certain performance targets in 2008, $4.8 million of incremental investment in our global marketing and branding initiatives, and $1.5 million in severance costs related to our ongoing initiatives to streamline our operations. Investments in our global marketing and branding initiatives, primarily through consumer-facing advertising programs, were partially offset by reduced spending in other areas of marketing as a result of our efforts to rationalize our operating expense structure. These investments demonstrate our continued commitment to strengthen our premium brand position despite adverse economic conditions.

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

We recorded net restructuring charges of $0.9 million in 2008, compared to $24.7 million in 2007. Charges in 2008 reflect incremental costs associated with programs initiated in 2007 to close certain retail locations and streamline our global operations. The 2007 charges relate to costs associated with our decision to close certain retail stores in the U.S., Europe and Asia, the decision to license our Timberland® men’s apparel business in North America, and exit costs associated with our global reorganization.

Operating Income

Operating income was $69.6 million in 2008, compared to operating income of $59.2 million in 2007. Operating income included restructuring charges of $0.9 million in 2008, compared to $24.7 million in 2007. In addition, operating income in 2008 included a favorable legal settlement of $2.6 million, as well as a $2.1 million charge for the impairment of an intangible asset.

Other Income/(Expense) and Taxes

Interest income was $2.4 million and $2.5 million in 2008 and 2007, respectively, as an increase in average cash balances was offset by lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility, bank guarantees and interest paid on short-term borrowings, was $0.7 million and $1.7 million in 2008 and 2007, respectively. The reduction in expense was driven by lower borrowings throughout the year and lower interest rates on those borrowings.

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

The effective income tax rate was 44.1% in 2008, compared to 33.0% in 2007. This increase reflects a non-deductible loss from a significant decline in the market value of certain Company-owned life insurance assets related to the Company’s deferred compensation plan and the impact of a non-cash intangible asset impairment charge. These items, which were recorded in the fourth quarter of 2008, increased tax expense by approximately $1.8 million. Additionally, the tax rate in 2007 was favorably impacted by the release of approximately $8.0 million of specific tax reserves due to the closure of certain audits in the fourth quarter of 2007. See Note 11 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Segments Review

We have three business segments (see Note 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K): North America, Europe and Asia.

Revenue by segment for each of the last three years ended December 31 is as follows (dollars in millions):

	For the Years Ended December 31,			Percentage Change
	2009	2008	2007	2009	2008

North America	$610.2	$652.4	$728.2	(6.5)%	(10.4)%
Europe	529.3	553.0	552.7	(4.3)	0.1
Asia	146.4	159.1	155.5	(8.0)	2.3

	$1,285.9	$1,364.5	$1,436.4	(5.8)	(5.0)

Operating income/(loss) by segment and as a percentage of segment revenue for each of the last three years ended December 31 are included in the table below (dollars in millions). Segment operating income is presented as a percentage of its respective segment revenue. Unallocated corporate expenses are presented as a percentage of total revenue.

	For the Years Ended December 31,
	2009		2008		2007

North America	$115.7	19.0%	$127.9	19.6%	$122.2	16.8%
Europe	76.6	14.5	84.8	15.3	84.1	15.2
Asia	10.9	7.4	3.0	1.9	7.5	4.8
Unallocated Corporate	(125.7)	(9.8)	(146.1)	(10.7)	(154.6)	(10.8)

	$77.5	6.0	$69.6	5.1	$59.2	4.1

The number of Company-owned retail stores at December 31, 2009, 2008 and 2007 by segment is as follows:

	2009	2008	2007

North America	69	71	79
Europe	63	54	54
Asia	86	94	112

Total	218	219	245

North America

The Company’s North America revenue decreased 6.5% to $610.2 million in 2009, driven by softness in our wholesale business, where we saw declines in men’s boots and casual footwear, as well as Timberland® apparel, due in part to anticipated declines from the decision in 2008 to transition our North America wholesale men’s apparel business to a licensing arrangement. The decline in these areas was partially offset by growth in performance footwear and SmartWool® accessories. Within North America, our retail business had revenue declines of 4.9%, driven by an 8.7% decrease in comparable store sales, principally related to our outlet stores, partially offset by growth in our e-commerce business.

The Company’s North America revenue decreased 10.4% to $652.4 million in 2008, primarily driven by anticipated sales declines in boots and kids’ footwear, driven in part by a reduction of sales through off-price channels in the wholesale market as compared to 2007, declines in Timberland® brand apparel, due in part to the transition of the North American men’s apparel business to a licensing arrangement, and lower sales of men’s casual and performance footwear. These declines were partially offset by strong growth in Timberland PRO® footwear and apparel, and SmartWool® apparel and accessories. Within North America, our retail revenue decreased 13.4% to $165.8 million from $191.4 million in 2007, driven primarily by decreases in Timberland® apparel and accessories and boots. The impact of our decision to close certain retail locations was compounded by a soft retail environment, which contributed to a decline of 11.1% in comparable store sales.

Operating income for our North America segment decreased 9.5% to $115.7 million in 2009, driven by an 8.5% decline in gross margin, partially offset by a 7.7% reduction in operating expenses. The decrease in gross profit was primarily driven by revenue declines of 6.5% combined with a 90 basis point decline in gross margin rate, as product cost increases and higher provisions for inventory were partially offset by favorable pricing and channel mix. The lower operating expenses were principally a result of a decrease in selling and distribution expenses of $6.6 million, driven by lower volume related costs, as well as savings from our cost reduction and efficiency initiatives, a $4.4 million decline in employee-related costs, resulting from reduced headcount and severance associated with streamlining our operations in 2008 and a $1.6 million decrease in discretionary spending. Write-offs of certain fixed assets related to our retail business offset savings associated with the exiting of certain specialty brands in 2008.

Operating income for our North America segment increased 4.7% to $127.9 million in 2008, driven by a 14.2% decrease in operating expenses. The lower operating expenses were a result of a decrease in restructuring expenses of $11.4 million over the prior year, a $9.3 million reduction in retail expenses primarily related to the closure of certain retail locations, a $7.2 million reduction in selling, distribution and product management costs, and $5.9 million in savings associated with the transition of our men’s apparel business to a licensing arrangement and the winding down of certain specialty brands. These reductions were partially offset by $1.6 million in severance costs related to our ongoing initiatives to streamline our operations, as well as investments in consumer-facing marketing. Benefits from changes in product and channel mix, and the non-recurring impact of product recall expenses incurred in 2007, offset increased product costs to result in a 180 basis point improvement in gross margin, which helped to partially offset the impact of a 10.4% revenue decline on gross profit.

Europe

Our Europe revenues decreased to $529.3 million in 2009 from the $553.0 million reported in 2008 due to foreign exchange rate impacts. Europe revenues increased 2.0% on a constant dollar basis. Strong growth in our retail business, where we experienced comparable store sales growth of 6.7% as well as the net addition of 9 stores, offset softness in wholesale sales, primarily in the UK, Spain and our distributor markets.

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

Europe’s operating income was $76.6 million in 2009, compared to $84.8 million in 2008, reflecting a 210 basis point decline in gross margin, which was driven by the impact of foreign exchange rate fluctuations, higher product costs, and reduced margin on close-outs, partially offset by favorable channel and product mix. This decrease was partially offset by a 7.5% decrease in operating expenses, which was driven by the impact of foreign exchange rate movements. A decrease in sales, marketing and distribution costs, including a decrease in provisions for bad debt, lower discretionary spending and the impact of a lower intangible asset write-off in 2009 as compared to 2008 were substantially offset by increased rent, occupancy and compensation costs associated with additional stores, government taxes on certain foreign investments and higher compensation costs.

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

Asia

Asia revenues for 2009 were $146.4 million, compared to $159.1 million for 2008, a decline of 8.0%, or 12.0% in constant dollars, due to softness in both our retail and wholesale businesses. The retail declines were due to decreases in comparable store sales of 2.2% combined with the net closure of 8 stores, while wholesale markets continued to be soft in Hong Kong and the distributor businesses.

Asia revenues for 2008 were $159.1 million, compared to $155.5 million for 2007. On a constant dollar basis, Asia revenues decreased by 5.5%. Growth in our distributor markets was offset by a slight decline in comparable store sales and the impact of store closures, particularly in Japan.

Asia’s operating income was $10.9 million in 2009, compared to $3.0 million in 2008, driven by a 12.2% reduction in operating expenses due principally to lower costs in our retail business of $6.3 million resulting from the closure of certain underperforming stores and $2.2 million in reduced distribution and marketing costs due to lower volume and the absence of a major television campaign in 2009. Our gross margin rate improved by 330 basis points due to favorable foreign exchange rate impacts as well as lower sales returns and allowances.

Asia’s operating income was $3.0 million in 2008, compared to $7.5 million in 2007, driven by a 540 basis point decrease in gross margin principally as a result of higher product costs, declining margins in retail, in part related to store closures, and expansion into China. Operating expenses decreased by 2.6% in 2008 as compared to 2007, as declines in selling, distribution and occupancy expenses were partially offset by an increase in incentive compensation costs, due to the achievement of certain performance targets in 2008, and severance costs related to our ongoing initiatives to streamline our operations.

Unallocated Corporate

Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, decreased 13.9% to $125.7 million in 2009. The lower expenses reflect favorable variances from standard costs, sourcing cost initiatives and other cost variances. These items are not allocated to the Company’s reportable segments. Corporate operating expenses increased 9.1% due to an increase in employee-related costs, including both incentive-based compensation costs of $5.3 million and certain employee-related benefits, as well as the impact of a favorable legal settlement of $2.6 million reported in 2008.

Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, decreased 5.5% in 2008 to $146.1 million. The lower expenses were driven primarily by a decrease in corporate support and administrative costs, as well as the impact from certain activities that were undertaken to achieve operating expense savings and rationalize our operating expense structure, reduced restructuring charges as the reorganizations and rationalization programs undertaken in 2007 were effectively completed, and a favorable legal settlement. These savings were partially offset by increases in incentive compensation costs, due to the achievement of certain performance targets in 2008, and investments in global branding initiatives.

Reconciliation of Total Company, Europe and Asia Revenue Changes to Constant Dollar Revenue Changes

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	$ Change		$ Change
	(in millions)	% Change	(in millions)	% Change

Total Company
Revenue decrease (GAAP)	$(78.7)	(5.8)%	$(71.9)	(5.0)%
(Decrease)/increase due to foreign exchange rate changes	(29.5)	(2.2)%	20.9	1.5%

Revenue decrease in constant dollars	$(49.2)	(3.6)%	$(92.8)	(6.5)%

Europe
Revenue (decrease)/increase (GAAP)	$(23.7)	(4.3)%	$0.3	0.1%
(Decrease)/increase due to foreign exchange rate changes	(34.7)	(6.3)%	9.3	1.7%

Revenue increase/(decrease) in constant dollars	$11.0	2.0%	$(9.0)	(1.6)%

Asia
Revenue (decrease)/increase (GAAP)	$(12.7)	(8.0)%	$3.5	2.3%
Increase due to foreign exchange rate changes	6.3	4.0%	12.1	7.8%

Revenue decrease in constant dollars	$(19.0)	(12.0)%	$(8.6)	(5.5)%

The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency. We calculate constant dollar revenue changes by recalculating current year revenue using the prior year’s exchange rates and comparing it to prior year revenue reported on a GAAP basis. We provide constant dollar revenue changes for Total Company, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates.

Reconciliation of Net Income to Net Income Excluding Restructuring and Related Costs

	For the Year Ended
	December 31,	December 31,
Dollars in Millions	2008	2007

Net income, as reported	$42.9	$40.0
Add: Restructuring and related costs included in reported net income, net of related tax effect	0.5	16.5

Net income excluding restructuring and related costs	$43.4	$56.5

Management provides net income excluding restructuring and related costs because it is used to analyze the net income of the Company. Management believes this measure is a reasonable reflection of the underlying net income levels and trends from core business activities. We did not provide a discussion or reconciliation of net income excluding restructuring and related costs for the year ended December 31, 2009 as the impact of such costs was not material.

Reconciliation of Diluted EPS to Diluted EPS Excluding Restructuring and Related Costs

	For the Year Ended
	December 31,	December 31,
	2008	2007

Diluted EPS, as reported	$0.73	$0.65
Per share impact of restructuring and related costs	0.01	0.27

Diluted EPS excluding restructuring and related costs	$0.74	$0.92

Management provides diluted EPS excluding restructuring and related costs because it is used to analyze the earnings of the Company. Management believes this measure is a reasonable reflection of the underlying earnings levels and trends from core business activities. We did not provide a discussion or reconciliation of diluted EPS excluding restructuring and related costs for the year ended December 31, 2009 as the impact of such costs was not material.

Accounts Receivable and Inventory

Accounts receivable were $149.2 million as of December 31, 2009, compared to $168.7 million as of December 31, 2008 and $188.1 million as of December 31, 2007. Days sales outstanding were 35 days as of December 31, 2009, 39 days as of December 31, 2008 and 38 days as of December 31, 2007. Wholesale days sales outstanding were 45 days, 48 days and 49 days at the end of 2009, 2008 and 2007, respectively. We maintained our strong collection discipline despite reductions in sales and the difficult macro-economic environment that began in 2008 and continued through 2009.

Inventory decreased 11.8% to $158.5 million as of December 31, 2009 from $179.7 million as of December 31, 2008 and $201.9 million as of December 31, 2007. The decreases in 2009 and 2008 were attributable to improved demand planning against lower revenue, resulting in reduced excess inventory creation.

Liquidity and Capital Resources

2009 Compared to 2008

Net cash provided by operations for 2009 was $135.9 million, compared with $147.7 million in 2008. The decrease in cash provided in 2009 compared with 2008 was primarily due to increased usage of cash for accounts payable, associated with the timing of inventory payments in 2008. This impact was partially offset by an increase in accrued expenses, primarily related to incentive compensation. We also continued our focus on balance sheet management through the collection of accounts receivable and improved inventory planning, and expect to continue to emphasize these areas in 2010. In 2009, we generated $40.1 million from operating assets and liabilities, compared to $52.1 million in 2008.

Net cash used for investing activities amounted to $20.1 million in 2009, compared with $21.2 million in 2008. Net cash used for investing activities in 2009 included approximately $1.5 million paid in connection with the acquisition of Glaudio, while 2008 included approximately $1.0 million of cash received as a purchase price adjustment related to the IPATH acquisition in 2007. Capital expenditures in 2009 were $17.7 million, compared to $22.3 million in 2008. The decrease was primarily attributable to reduced retail store investment in Europe and Asia.

Net cash used for financing activities was $43.1 million in 2009, compared with $44.2 million in 2008. Cash flows from financing activities reflected share repurchases of $43.9 million in 2009, compared with $46.3 million in 2008. We received cash inflows of $2.0 million in 2009 from the issuance of common stock related to the exercise of employee stock options and employee stock purchases, compared with $1.9 million in 2008.

2008 Compared to 2007

Net cash provided by operations for 2008 was $147.7 million, compared with $38.6 million in 2007. The increase in cash provided in 2008 compared with 2007 was primarily due to cash generated from working capital, resulting from reduced revenue which led to lower working capital requirements, as well as disciplined balance sheet management and improvements in profitability compared with 2007. We focused our balance sheet management efforts on the collection of accounts receivable and improved inventory planning. In 2008, we generated $52.1 million from operating assets and liabilities, compared to an investment of $55.9 million in 2007.

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

Additionally, consumer spending is being affected by the current macro-economic environment, particularly the disruption of the credit and stock markets. Continued deterioration, or lack of improvement, in the markets could adversely impact our customers and their ability to access credit.

We may utilize our committed and uncommitted lines of credit to fund our seasonal working capital needs. We have not experienced any restrictions on the availability of these lines and the adverse capital and credit market conditions are not expected to significantly affect our ability to meet our liquidity needs.

Credit Facilities

We have an unsecured committed revolving credit agreement with a group of banks which matures on June 2, 2011 (the “Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Any letters of credit outstanding under the Agreement ($1.8 million at December 31, 2009) reduce the amount available for borrowing under the Agreement. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 0.3% at December 31, 2009), plus an applicable margin of between 13.5 and 47.5 basis points, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2009, the applicable margin under the facility was 47.5 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2009, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis, and were in compliance for the quarter ended December 31, 2009.

We had uncommitted lines of credit available from certain banks totaling $30 million as of December 31, 2009. Any borrowings under these lines would be at prevailing money market rates. Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.

As of December 31, 2009 and 2008, we had no borrowings outstanding under any of our credit facilities. We did not utilize our borrowing capability under the facilities at any point during 2009.

Management believes that our operating costs, capital requirements and funding for our share repurchase program for 2010 will be funded through our current cash balances, our existing credit facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and cash from operations, without the need for additional financing. However, as discussed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, several risks and uncertainties could require that the Company raise additional capital through equity and/or debt financing. From time to time, the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities. The continued volatility in the credit markets could result in significant increases in borrowing costs for any new debt we may require.

Aggregate Contractual Obligations

At December 31, 2009, we have the following contractual obligations due by period:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in millions)

Operating leases(1)	$231.1	$50.9	$77.5	$45.5	$57.2
Production purchase obligations(2)	170.3	170.3	—	—	—
Non-production purchase obligations(3)	6.0	6.0	—	—	—
Deferred compensation plan(4)	6.6	0.4	0.9	0.5	4.8

Total(5)	$414.0	$227.6	$78.4	$46.0	$62.0

(1)	See Note 18 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Production purchase obligations consist of open production purchase orders for sourced footwear, apparel and accessories and materials used to manufacture footwear.

(3)	Non-production purchase obligations consist of open purchase orders for operating expense purchases relating to goods or services ordered in the normal course of business.

(4)	Our deferred compensation plan liability was $6.6 million at December 31, 2009. See Note 9 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(5)	We had $24.7 million of gross liability for uncertain tax positions recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2009. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled. See Note 11 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

Letters of Credit

As of December 31, 2009, 2008 and 2007, we had letters of credit outstanding of $16.6 million, $16.1 million and $24.5 million, respectively. These letters of credit were issued principally in support of retail commitments in 2009 and 2008. In 2007, the letters of credit included the purchase of inventory. The decrease in letters of credit outstanding in 2008 compared to 2007 was driven by reduced purchases resulting from lower sales and the elimination of letters of credit for most of our vendors.

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

Selected Quarterly Financial Data (Unaudited)

(Amounts in Thousands, Except Per Share Data)
2009 Quarter Ended	April 3	July 3	October 2	December 31

Revenue	$296,648	$179,702	$421,766	$387,760
Gross profit	136,689	75,508	194,512	196,213
Net income/(loss)	15,877	(19,244)	37,757	22,254
Basic earnings/(loss) per share	$.28	$(.34)	$.68	$.40
Diluted earnings/(loss) per share	$.27	$(.34)	$.68	$.40

2008 Quarter Ended	March 28	June 27	September 26	December 31

Revenue	$340,402	$209,916	$423,606	$390,626
Gross profit	157,604	92,200	197,011	173,918
Net income/(loss)	18,039	(18,929)	30,658	13,138
Basic earnings/(loss) per share	$.30	$(.32)	$.53	$.23
Diluted earnings/(loss) per share	$.30	$(.32)	$.52	$.23

New Accounting Pronouncements

A discussion of new accounting pronouncements, none of which had a material impact on our operations, financial condition or liquidity, is included in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We utilize cash from operations and U.S. dollar denominated borrowings to fund our working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. In addition, we use derivative instruments to mitigate the impact of foreign currency fluctuations on a portion of our foreign currency transactions. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Cash balances are invested in high-grade securities with terms less than three months.

We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lender’s cost of funds, plus an applicable spread, or prevailing money market rates. As of December 31, 2009, 2008 and 2007, we had no short-term or long-term debt outstanding.

Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to mitigate the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decrease the volatility of our earnings. We began hedging the Company’s 2008 foreign currency exposure under this new hedging program in the third quarter of 2007. The foreign currency forward contracts under this program will expire in 13 months or less. Based upon sensitivity analysis as of December 31, 2009, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $12.2 million, compared with an increase/decrease of $15.1 million as of December 31, 2008. The decrease as of December 31, 2009, compared to December 31, 2008, is primarily related to a reduction in our foreign currency denominated exposures as of December 31, 2009 compared with December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire:

We have audited the accompanying consolidated balance sheets of The Timberland Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Timberland Company and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 26, 2010

THE TIMBERLAND COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	2009	2008
	(Dollars in thousands, except per share data)

ASSETS
Current assets
Cash and equivalents	$289,839	$217,189
Accounts receivable, net of allowance for doubtful accounts
of $12,175 in 2009 and $14,482 in 2008	149,178	168,666
Inventory, net	158,541	179,688
Prepaid expenses	32,863	37,139
Prepaid income taxes	11,793	16,687
Deferred income taxes	26,769	23,425
Derivative assets	1,354	7,109

Total current assets	670,337	649,903

Property, plant and equipment, net	69,820	78,526
Deferred income taxes	14,903	18,528
Goodwill	44,353	43,870
Intangible assets, net	45,532	47,996
Other assets, net	14,962	10,576

Total assets	$859,907	$849,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$79,911	$96,901
Accrued expense
Payroll and related	43,512	32,587
Other	81,988	79,503
Income taxes payable	22,007	20,697
Derivative liabilities	389	2,386

Total current liabilities	227,807	232,074

Other long-term liabilities	36,483	40,787
Commitments and contingencies (See Note 18)
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 74,570,388 shares issued at December 31, 2009 and 73,806,026 shares issued at December 31, 2008	746	738
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 11,089,160 shares issued and outstanding at December 31, 2009 and 11,529,160 shares issued and outstanding at December 31, 2008	111	115
Additional paid-in capital	266,457	260,267
Retained earnings	974,683	918,039
Accumulated other comprehensive income	15,048	12,543
Treasury Stock at cost; 31,131,253 Class A shares at December 31, 2009 and 27,766,651 Class A shares at December 31, 2008	(661,428)	(615,164)

Total stockholders’ equity	595,617	576,538

Total liabilities and stockholders’ equity	$859,907	$849,399

The accompanying notes are an integral part of these consolidated financial statements.

THE TIMBERLAND COMPANY

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands, except per share data)

Revenue	$1,285,876	$1,364,550	$1,436,451
Cost of goods sold	682,954	743,817	771,723

Gross profit	602,922	620,733	664,728

Operating expense
Selling	407,987	437,730	464,689
General and administrative	116,772	113,011	116,201
Litigation settlement	—	(2,630)	—
Impairment of intangible asset	925	2,061	—
Restructuring and related costs/(credits)	(236)	925	24,659

Total operating expense	525,448	551,097	605,549

Operating income	77,474	69,636	59,179

Other income/(expense)
Interest income	903	2,371	2,545
Interest expense	(498)	(652)	(1,710)
Other income/(expense), net	3,506	5,455	(289)

Total other income/(expense), net	3,911	7,174	546

Income before provision for income taxes	81,385	76,810	59,725
Provision for income taxes	24,741	33,904	19,726

Net income	$56,644	$42,906	$39,999

Earnings per share
Basic	$1.01	$0.73	$0.65
Diluted	$1.01	$0.73	$0.65
Weighted-average shares outstanding
Basic	56,034	58,442	61,087
Diluted	56,352	58,786	61,659

The accompanying notes are an integral part of these consolidated financial statements.

THE TIMBERLAND COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007

					Accumulated
	Class A	Class B	Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income/(Loss)	Stock	Income	Equity
	(Dollars in thousands)

Balance, January 1, 2007	$727	$117	$224,611	$838,462	$15,330	$(517,562)		$561,685

Impact of adoption of ASC 740	—	—	—	(3,328)	—	—		(3,328)
Issuance of shares of common stock	7	—	13,096	—	—	—		13,103
Cancellation/surrender of shares of common stock	—	—	4,381	—	—	(7,371)		(2,990)
Repurchase of common stock	—	—	—	—	—	(45,060)		(45,060)
Share-based compensation expense	—	—	8,969	—	—	—		8,969
Tax benefit from share-based compensation	—	—	6	—	—	—		6
Comprehensive income:
Net income	—	—	—	39,999	—	—	$39,999	39,999
Translation adjustment	—	—	—	—	8,401	—	8,401	8,401
Change in fair value of cash flow hedges, net of taxes	—	—	—	—	(3,625)	—	(3,625)	(3,625)

Comprehensive income	—	—	—	—	—	—	$44,775	—

Balance, December 31, 2007	734	117	251,063	875,133	20,106	(569,993)		577,160

Issuance/conversion of shares of common stock	4	(2)	2,121	—	—	—		2,123
Cancellation/surrender of shares of common stock	—	—	—	—	—	(410)		(410)
Repurchase of common stock	—	—	—	—	—	(44,761)		(44,761)
Share-based compensation expense	—	—	8,166	—	—	—		8,166
Tax deficiency from share-based compensation	—	—	(1,083)	—	—	—		(1,083)
Comprehensive income:
Net income	—	—	—	42,906	—	—	$42,906	42,906
Translation adjustment	—	—	—	—	(15,955)	—	(15,955)	(15,955)
Change in fair value of cash flow hedges, net of taxes	—	—	—	—	8,254	—	8,254	8,254
Other adjustment, net of taxes	—	—	—	—	138	—	138	138

Comprehensive income	—	—	—	—	—	—	$35,343	—

Balance, December 31, 2008	738	115	260,267	918,039	12,543	(615,164)		576,538

Issuance/conversion of shares of common stock	8	(4)	1,958	—	—	—		1,962
Cancellation/surrender of shares of common stock	—	—	—	—	—	(1,284)		(1,284)
Repurchase of common stock	—	—	—	—	—	(44,980)		(44,980)
Share-based compensation expense	—	—	6,295	—	—	—		6,295
Tax deficiency from share-based compensation	—	—	(2,063)	—	—	—		(2,063)
Comprehensive income:
Net income	—	—	—	56,644	—	—	56,644	56,644
Translation adjustment	—	—	—	—	5,877	—	5,877	5,877
Change in fair value of cash flow hedges, net of taxes	—	—	—	—	(3,725)	—	(3,725)	(3,725)
Other adjustment, net of taxes	—	—	—	—	353	—	353	353

Comprehensive income	—	—	—	—	—		$59,149	—

Balance, December 31, 2009	$746	$111	$266,457	$974,683	$15,048	$(661,428)		$595,617

The accompanying notes are an integral part of these consolidated financial statements.

THE TIMBERLAND COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$56,644	$42,906	$39,999
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	450	2,784	1,007
Share-based compensation	5,942	8,518	9,051
Depreciation and amortization	28,783	32,345	31,307
Provision for losses on accounts receivable	3,224	7,575	7,406
Impairment of intangible asset	925	2,061	—
Impairment of other long-lived assets	3,023	1,154	5,817
Litigation settlement	—	(2,630)	—
Tax expense from share-based compensation, net of excess benefit	(2,214)	(1,254)	(1,095)
Unrealized (gain)/loss on derivatives	333	(131)	(2,749)
Other non-cash charges, net	(1,381)	2,274	3,798
Increase/(decrease) in cash from changes in operating assets and liabilities, net of the effect of business combinations:
Accounts receivable	18,206	3,847	17,247
Inventory	24,178	20,789	(12,010)
Prepaid expenses and other assets	1,479	4,963	154
Accounts payable	(17,762)	11,533	(26,155)
Accrued expense	11,846	3,809	(16,496)
Prepaid income taxes	4,894	674	(5,008)
Income taxes payable	(2,093)	7,270	(18,127)
Other liabilities	(626)	(767)	4,462

Net cash provided by operating activities	135,851	147,720	38,608

Cash flows from investing activities:
Acquisition of business and purchase price adjustments, net of cash acquired	(1,554)	970	(12,843)
Additions to property, plant and equipment	(17,677)	(22,316)	(30,479)
Other	(849)	141	(1,073)

Net cash used by investing activities	(20,080)	(21,205)	(44,395)

Cash flows from financing activities:
Common stock repurchases	(43,905)	(46,261)	(47,748)
Issuance of common stock	1,962	1,875	12,574
Excess tax benefit from share-based compensation	151	183	1,101
Other	(1,284)	—	—

Net cash used by financing activities	(43,076)	(44,203)	(34,073)

Effect of exchange rate changes on cash and equivalents	(45)	(8,397)	1,436

Net increase/(decrease) in cash and equivalents	72,650	73,915	(38,424)
Cash and equivalents at beginning of year	217,189	143,274	181,698

Cash and equivalents at end of year	$289,839	$217,189	$143,274

Supplemental disclosures of cash flow information:
Interest paid	$331	$486	$1,564
Income taxes paid	$23,513	$24,863	$40,453

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

Nature of Operations

We design, develop and market premium quality footwear, apparel and accessories products for men, women and children under the Timberland®, Timberland PRO®, Timberland Boot Company®, SmartWool®, howies® and IPATH® brands. We sell our products through independent retailers, better-grade department stores, athletic stores and other national retailers, through Timberland-owned retail including stores and Internet sales, and through a mix of independent distributors, franchisees and licensees worldwide.

We manage our business in three major segments, each sharing similar product, distribution and marketing: North America, Europe and Asia. See Note 15 for additional information regarding our revenues by product and geography.

We sourced approximately 90% of our footwear products from unrelated manufacturing vendors in 2009 and 89% of our footwear products from unrelated manufacturing vendors in each of 2008 and 2007. The remainder was produced in our manufacturing facilities in the Dominican Republic. All of our apparel and accessories products are sourced from unrelated manufacturing vendors.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. The significant estimates in the consolidated financial statements include sales returns and allowances, allowance for doubtful accounts receivable, realizable value of inventory, derivatives, incentive compensation accruals, share-based compensation, contingent liabilities, impairment of long-lived assets and goodwill and income taxes.

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

royalties are recognized as earned per the terms of our licensing agreements. We also sell gift cards. Revenue from gift cards, which is not material to total revenue, is recognized at the time of redemption.

Taxes collected from customers and remitted to governmental authorities, such as sales, use and value added taxes, are recorded on a net basis.

In 2009, 2008 and 2007 we recorded $2,320, $2,848 and $3,349 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs are included in selling expense and were $16,012, $18,658 and $17,847 for 2009, 2008 and 2007, respectively. Our cost of sales may not be comparable with the cost of sales of other companies as our shipping costs are not included in costs of sales.

We record reductions to revenue for estimated wholesale and retail customer returns and allowances in the same period the related sales are recorded. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received or paid. Our total reserves for sales returns and allowances were $27,139 and $26,451 at December 31, 2009 and 2008, respectively.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based on our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowance for doubtful accounts totaled $12,175 and $14,482 at December 31, 2009 and 2008, respectively.

During 2008, the Company was assigned the lease on two retail locations from a franchisee. As part of this transaction, the Company recorded a non-cash exchange of a key money asset totaling $2,700 in partial settlement of certain overdue accounts receivable balances from this franchisee.

Advertising

Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. As of December 31, 2009 and 2008, we had $958 and $3,220, respectively of prepaid advertising costs recorded on our consolidated balance sheets. Advertising expense, which is included in selling expense in our consolidated statements of income, was $40,680, $43,123 and $34,999 in 2009, 2008 and 2007, respectively. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and Internet campaigns, production costs including agency fees, and catalog costs. The decrease in advertising expense from 2008 to 2009 is primarily due to lower co-op advertising spending as well as television and magazine advertising. Television advertising in 2008 included a global campaign which coincided with the summer Olympics. The increase from 2007 to 2008 reflects an increased investment in consumer-facing marketing programs and the launch of multiple television advertising campaigns.

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Equivalents

Cash and equivalents consist of short-term, highly liquid investments that have original maturities to the Company of three months or less.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the actual market value differs from the carrying value of our inventory, we make an adjustment to reduce the value of our inventory to its net realizable value. Our reserves related to inventory valuation totaled $5,354 and $6,153 at December 31, 2009 and 2008, respectively.

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

Derivatives settling within the next twelve months are recognized at fair value and included in either current derivative assets or current derivative liabilities on our consolidated balance sheets. Changes in fair value of derivatives not designated or effective as hedges are recorded in other income/(expense), net. The Company had no derivative instruments that qualified for hedge accounting during the first two quarters of 2007.

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment at least annually (at the end of our second fiscal quarter), or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit or asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, material changes in market capitalization, economic factors, technological changes and loss of key personnel. Should the fair value of the Company’s goodwill or indefinite-lived intangible assets decline because of a decline in operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

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

On January 1, 2007, the Company adopted the provisions of Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”) which clarify the accounting for uncertainty in income tax positions. Under this accounting standard, the Company recognizes the impact of a tax position in its financial statements if that position is more likely than not to be sustained upon examination by the appropriate taxing authority, based on its technical merits. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of ASC 740, we recognized a $3,328 increase in our liability for unrecognized tax benefits, which was recorded as a reduction to the January 1, 2007 retained earnings balance.

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

In June 2008, the FASB issued ASC 260-10-45-60, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which became effective for the Company beginning January 1, 2009. This accounting standard requires share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting, regardless of whether paid or unpaid, to be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The following is a reconciliation of the number of shares (in thousands) included in the basic and diluted EPS computations for the years ended December 31, 2009, 2008 and 2007:

December 31,	2009			2008			2007
		Weighted-	Per-		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$56,644	56,034	$1.01	$42,906	58,442	$0.73	$39,999	61,087	$0.65
Dilutive securities:
Stock options and employee stock purchase plan shares	—	58	—	—	51	—	—	260	—
Nonvested shares	—	260	—	—	293	—	—	312	—

Effect of dilutive securities:	—	318	—	—	344	—	—	572	—

Diluted EPS	$56,644	56,352	$1.01	$42,906	58,786	$0.73	$39,999	61,659	$0.65

The following stock options and nonvested shares (in thousands) were outstanding as of December 31, 2009, 2008 and 2007, but were not included in the computation of diluted EPS as their inclusion would be anti-dilutive:

December 31,	2009	2008	2007

Anti-dilutive securities	3,967	4,405	3,778

Share-based Compensation

The Company measures the grant date fair value of equity awards given to employees in exchange for services and recognizes that cost over the period that such services are performed. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period, with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of, January 1, 2006, and awards granted under certain long-term incentive plans, for which expense continues to be recognized on a graded schedule over the vesting period of the award. The Company estimates the fair value of its stock option awards and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model. See Note 13 for additional information.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Comprehensive income is the combination of reported net income and other comprehensive income/(loss), which is comprised primarily of foreign currency translation adjustments and changes in the fair value of cash flow hedges.

The components of accumulated other comprehensive income/(loss) as of December 31, 2009 and 2008 were:

	2009	2008

Cumulative translation adjustment	$13,653	$7,776
Fair value of cash flow hedges, net of taxes of $47 at December 31, 2009 and $244 at December 31, 2008	904	4,629
Other adjustment, net of taxes of $147 at December 31, 2009 and $7 at December 31, 2008	491	138

Total	$15,048	$12,543

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”), establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards effective for financial statements issued for annual and interim periods ending after September 15, 2009, and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. ASC 105 is not intended to change or alter existing U.S. GAAP. The Codification changes the references of financial standards in effect for the Company. Beginning with the third quarter of 2009, all references made to U.S. GAAP use the new Codification numbering system prescribed by the FASB. This accounting standard did not have any impact on the Company’s financial position, results of operations and cash flows.

ASC 805, Business Combinations, was revised to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting standard was effective for business combinations made by the Company on or after January 1, 2009.

ASC 815, Derivatives and Hedging, sets forth the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under ASC 815; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the disclosures required by this accounting standard effective with the interim financial statements for the quarter ending April 3, 2009.

ASC 820, Fair Value Measurements and Disclosures, requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The Company adopted the interim disclosure provisions of this accounting standard as of July 3, 2009. Although the adoption did not

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact the Company’s financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 5.

ASC 855, Subsequent Events (“ASC 855”), defines the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. This accounting standard is effective for interim or annual periods ending after June 15, 2009. The adoption of this accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

The FASB recently issued Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value, (ASC 820 — 10). The guidance in this accounting standard update provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This accounting standard update was effective for the Company beginning with the quarter ending December 31, 2009, and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The FASB recently issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosures About Fair Value Measurements. This accounting standard update adds new requirements for fair value measurement disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009. The Company does not expect the adoption of this accounting standard update to have a material impact on its existing disclosures.

2.	Inventory, net

Inventory, net of valuation allowances, consists of the following:

December 31,	2009	2008

Materials	$7,944	$7,708
Work-in-process	740	825
Finished goods	149,857	171,155

Total	$158,541	$179,688

3.	Derivatives

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

Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. As a matter of policy, we enter into these derivative contracts only with

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2011.

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

The Company’s hedging strategy uses forward contracts as cash flow hedging instruments, which are recorded in our consolidated balance sheet at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income (“OCI”) and reclassified to earnings, in cost of goods sold, in the period that the transaction that is subject to the related hedge contract is recognized in earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method and the ineffective portion of the hedge is reported in our consolidated statement of income in other income/(expense), net. The amount of hedge ineffectiveness for the years ended December 31, 2009, 2008 and 2007 was not material.

As of December 31, 2009, we had forward contracts maturing at various dates through January 2011 to sell the equivalent of $101,138 in foreign currencies at contracted rates. As of December 31, 2008, we had forward contracts maturing at various dates through January 2010 to sell the equivalent of $122,367 in foreign currencies at contracted rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract				Contract
	Amount				Amount
	(U.S.$	Maturity	Fair		(U.S.$	Maturity	Fair
Currency	Equivalent)	Date	Value	Currency	Equivalent)	Date	Value

Pounds Sterling	$18,216	2010	$55	Pounds Sterling	$20,748	2009	$3,546
Pounds Sterling	2,441	2011	22	Pounds Sterling	1,934	2010	474
Euro	62,168	2010	648	Euro	75,170	2009	3,195
Euro	2,230	2011	86	Euro	1,382	2010	(7)
Japanese Yen	12,766	2010	58	Japanese Yen	20,141	2009	(2,019)
Japanese Yen	3,317	2011	73	Japanese Yen	2,992	2010	(344)

December 31, 2009	$101,138		$942	December 31, 2008	$122,367		$4,845

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2009, we had forward contracts maturing at various dates through April 2010 to sell the equivalent of $44,293 in foreign currencies at contracted rates and to buy the equivalent of $(22,572) in foreign currencies at contracted rates. As of December 31, 2008, we had forward contracts maturing at various dates through April 2009 to sell the equivalent of $59,751 in foreign currencies at contracted rates and to buy the equivalent of $(26,671) at contracted rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract				Contract
	Amount				Amount
	(U.S.$	Maturity	Fair		(U.S.$	Maturity	Fair
Currency	Equivalent)	Date	Value	Currency	Equivalent)	Date	Value

Pounds Sterling	$(12,922)	2010	$1	Pounds Sterling	$(12,834)	2009	$(10)
Euro	14,122	2010	94	Euro	9,250	2009	56
Japanese Yen	8,013	2010	59	Japanese Yen	27,726	2009	122
Canadian Dollar	8,204	2010	23	Canadian Dollar	6,534	2009	(42)
Norwegian Kroner	2,335	2010	16	Norwegian Kroner	852	2009	(6)
Swedish Krona	1,969	2010	12	Swedish Krona	1,552	2009	20

December 31, 2009	$21,721		$205	December 31, 2008	$33,080		$140

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
As of December 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$1,313	Derivative liabilities	$335
Foreign exchange forward contracts	Derivative liabilities	6	Derivative assets	224
Foreign exchange forward contracts	Other assets	184	Other long-term liabilities	2

Total derivatives designated as hedging instruments		$1,503		$561

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$265	Derivative liabilities	$60

Total derivatives not designa- ted as hedging instruments		$265		$60

Total derivatives		$1,768		$621

Certain of our derivative contracts are covered under a master netting arrangement (see Note 5).

The Effect of Derivative Instruments on the Statement of Operations for the Years Ended December 31, 2009, 2008 and 2007

	Amount of Gain/(Loss)
	Recognized in		Location of Gain/(Loss)	Amount of Gain/(Loss)
	OCI on		Reclassified from	Reclassified from
	Derivatives, Net of Taxes		Accumulated OCI into	Accumulated OCI into Income
Derivatives in Cash Flow	(Effective Portion)		Income	(Effective Portion)
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008

Foreign exchange forward contracts	$904	$4,629	Cost of goods sold	$1,398	$(3,390)

There were no reclassifications from accumulated other comprehensive income for the year ended December 31, 2007.

The Company expects to reclassify pre-tax gains of $942 to the statement of income in cost of goods sold within the next twelve months.

	Location of Gain/(Loss)		Amount of Gain/(Loss)
	Recognized in		Recognized in
Derivatives not Designated	Income on		Income on Derivatives
as Hedging Instruments	Derivatives		2009	2008	2007

Foreign exchange forward contracts	Other income/(expense	), net	$1,371	$(727)	$(9,174)

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the quarter ended July 3, 2009, the Company de-designated certain cash flow hedges due to settle in the quarter that related to its Japanese Yen exposure. Included in other income/(expense), net above is a net loss of approximately $14 related to these contracts.

4.	Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of temporary cash investments, trade receivables and derivative instruments. We place our temporary cash investments and derivative instruments with a variety of high credit quality financial institutions, thereby minimizing exposure to concentration of credit risk. As a matter of policy, we enter into derivative contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Credit risk with respect to trade receivables is limited due to the large number of customers included in our customer base.

5.	Fair Value of Financial Instruments

The provisions of ASC 820 relating to the Company’s financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually became effective January 1, 2008, and the provisions relating to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis became effective January 1, 2009. The Company’s adoption of ASC 820 did not have a material impact on the consolidated financial statements of the Company.

ASC 820 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. For the years ended December 31, 2009 and 2008, the Company did not have any financial assets or liabilities or nonfinancial assets or liabilities recognized or disclosed at fair value on a recurring basis for which significant unobservable inputs (Level 3) were used to measure fair value. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

				Impact of	2009
Description	Level 1	Level 2	Level 3	Netting	Total

Assets:
Cash equivalents	$—	$165,912	$—	$—	$165,912
Derivative contracts	$—	$1,768	$—	$(230)	$1,538
Cash surrender value of life insurance	$—	$8,036	$—	$—	$8,036
Liabilities:
Derivative contracts	$—	$621	$—	$(230)	$391

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Impact of	2008
Description	Level 1	Level 2	Level 3	Netting	Total

Assets:
Cash equivalents	$—	$131,052	$—	$—	$131,052
Derivative contracts	$—	$8,196	$—	$(613)	$7,583
Cash surrender value of life insurance	$—	$6,359	$—	$—	$6,359
Liabilities:
Derivative contracts	$—	$3,351	$—	$(613)	$2,738

Cash equivalents include money market funds and time deposits, placed with a variety of high credit quality financial institutions, for which cost approximates fair value. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short-term maturities.

The fair value of the derivative contracts in the tables above is reported on a gross basis by level based on the fair value hierarchy with a corresponding adjustment for netting for financial statement presentation purposes, where appropriate. As of December 31, 2009 and 2008, the derivative contracts above include $184 and $474, respectively, of assets included in other assets, net on our consolidated balance sheet and $2 and $352, respectively, of liabilities included in other long-term liabilities on our consolidated balance sheet. The Company often enters into derivative contracts with a single counterparty and certain of these contracts are covered under a master netting agreement. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates.

The cash surrender value of life insurance represents insurance contracts held as assets in a rabbi trust to fund the Company’s deferred compensation plan. These assets are included in other assets, net on our consolidated balance sheet. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants.

During 2009, the Company evaluated the carrying value of the GoLite® trademark, which is licensed to a third party, for events or changes in circumstances indicating that the carrying value of the asset may not be recoverable. Considering such Level 3 input factors as the ability of the licensee to obtain necessary financing, the impact of changes in economic conditions and an assessment of the Company’s ability to recover all contractual payments when due under the licensing arrangement, the Company determined that the carrying value of the GoLite® trademark was impaired and recorded a pre-tax non-cash charge of approximately $925, which reduced the carrying value of the trademark to zero. The charge is reflected in our Europe segment. See Note 8 for additional information.

During 2009, the Company evaluated the carrying value of certain long-lived fixed assets, specifically certain footwear molds used in our production process. Based on an evaluation that included Level 3 input factors such as actual and planned production levels and style changes, the Company determined that the carrying value of certain molds was impaired and we recorded a pre-tax non-cash charge of approximately $800, which reduced the carrying value of these molds to zero. The charge is reflected in cost of goods sold in our consolidated statement of income and in Unallocated Corporate in our segment reporting. We also evaluated the carrying value of certain long-lived fixed assets, primarily related to certain of our retail locations, including leasehold improvements and certain software associated with our e-commerce platform. With respect to store level assets, the Company’s evaluation of potential impairment includes Level 3 input factors such as estimates of future cash flows based on past and expected future performance, intended future use of the assets and knowledge of the market in which the store is located. Based on this evaluation we determined that the carrying value of these assets was impaired and we recorded a pre-tax non-cash charge of approximately $2,125, of which $1,800 is reflected in selling expense in our consolidated statement of income, and $325 is reflected in general and administrative expense. The charge reduced the carrying value of these

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets to zero. $1,800 of the charge is in our North America segment, $165 is in our Europe segment, and $160 is in our Asia segment.

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2009	2008

Land and improvements	$501	$501
Building and improvements	47,800	48,511
Machinery and equipment	162,515	156,246
Lasts, patterns and dies	30,090	27,611

Total cost	240,906	232,869
Less: accumulated depreciation	(171,086)	(154,343)

Net property, plant and equipment	$69,820	$78,526

Depreciation expense was $24,654, $28,005 and $28,272 for the years ended December 31, 2009, 2008 and 2007, respectively.

7.	Acquisitions

On March 16, 2009, we acquired 100% of the stock of Glaudio Fashion B.V. (“Glaudio”) for approximately $1,500, net of cash acquired. Glaudio operates 9 Timberland® retail stores in the Netherlands and Belgium which sell Timberland® footwear, apparel and accessories for men, women and kids. The acquisition was effective March 1, 2009, and the financial position and results of operations of Glaudio have been included in our Europe segment from the effective date of the acquisition. The acquisition of Glaudio was not material to the results of operations, financial position or cash flows of the Company.

On April 25, 2007, we acquired substantially all of the assets of IPATH, LLC, and put them into a newly formed subsidiary, IPATH Footwear Inc. (“IPATH”). IPATH designs, develops and markets skateboarding-inspired casual footwear, apparel and accessories. IPATH’s results are reported in our North America, Europe and Asia segments from the date of acquisition. The purchase price was $12,588, subject to adjustment, including transaction fees. The Company completed its purchase price allocation related to the fair value of IPATH’s intangible assets as of December 31, 2007, and recorded $330 for net assets acquired, and allocated $4,570 of the purchase price to the value of trademarks associated with the business, $2,600 to customer related intangible assets, and $5,088 to goodwill. Goodwill and intangible assets related to the IPATH acquisition are recorded in our North America segment. The Company expects the goodwill to be deductible for tax purposes. During 2008, we received approximately $970 from the prior owners as a purchase price adjustment, which reduced the goodwill recorded.

On December 1, 2006, we acquired 100% of the stock of howies Limited (“howies”), a private company incorporated in England and Wales. howies is based in Cardigan Bay, Wales, and was founded in 1995. howies is an active sports apparel brand founded on the idea of designing and manufacturing clothing for the socially engaged and environmentally conscious action sports and outdoor customer. howies’ results of operations are included in our Europe segment from the date of acquisition. The purchase price consisted of an initial payment of $6,351, which includes the retirement of debt at closing and transaction fees. Under the purchase agreement, additional consideration of up to $4,800, based on current exchange rates, may be due based on the achievement of certain net sales and earnings levels in each year from 2007 to 2010. No contingent consideration is due with respect to sales and earnings levels achieved in 2009, 2008 or 2007. Additionally, a selling shareholder of howies, who is also an employee, is eligible to earn additional consideration based on

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings levels for one annual period elected by the shareholder beginning with 2011, provided she is employed through 2011. We will estimate this potential payment beginning in 2011. The Company recorded $768 for net assets acquired, and allocated $5,582 of the purchase price to the value of trademarks associated with the business and $812 to customer related and other intangible assets. The excess of fair value over cost, as a result of contingent consideration issuable under the purchase agreement, is recorded in other long-term liabilities on our consolidated balance sheet.

8.	Goodwill and Other Intangible Assets

Intangible assets consist of trademarks and other intangible assets. Other intangible assets consist of customer, patent and non-competition related intangible assets.

Intangible assets consist of the following:

December 31,	2009			2008
		Accumulated	Net Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value

Trademarks (indefinite-lived)	$35,841	$—	$35,841	$35,387	$—	$35,387
Trademarks (finite-lived)	10,239	(4,149)	6,090	11,877	(4,530)	7,347
Other intangible assets (finite-lived)	10,723	(7,122)	3,601	10,790	(5,528)	5,262

Total	$56,803	$(11,271)	$45,532	$58,054	$(10,058)	$47,996

We amortize intangible assets with finite useful lives assuming no expected residual value. The weighted-average amortization period for all intangible assets subject to amortization was 8.6 years as of both December 31, 2009 and 2008. The weighted-average amortization period for trademarks subject to amortization was 11.7 years and 11.2 years as of December 31, 2009 and 2008, respectively. The weighted-average amortization period for other intangible assets was 5.7 years as of both December 31, 2009 and 2008. Amortization expense related to all intangible assets was $2,883, $3,366 and $3,101 in 2009, 2008 and 2007, respectively. We estimate future amortization expense from intangible assets held as of December 31, 2009 to be $2,537, $2,099, $1,267, $650 and $319 in 2010, 2011, 2012, 2013 and 2014, respectively.

On an on-going basis, the Company evaluated the carrying value of the GoLite® trademark, which was licensed to a third party, for events or changes in circumstances indicating that the carrying value of the asset may not be recoverable. Factors considered included the ability of the licensee to obtain necessary financing, the impact of changes in economic conditions and an assessment of the Company’s ability to recover all contractual payments when due under the licensing arrangement. During 2008, we evaluated the useful life and carrying value of the GoLite® indefinite-lived trademark in response to our decision to license the trademark to a third party. We concluded that the trademark no longer met the definition of an indefinite-lived intangible asset and began amortizing the trademark over a 10-year period, or the initial license term. We evaluated its carrying value using forecasts of undiscounted future cash flows and, during 2008, recorded $2,061 of impairment charges related to this intangible asset, which reduced its carrying value to approximately $1,000 at December 31, 2008. During 2009, using the factors noted above, the Company determined that the carrying value of the GoLite® trademark was further impaired and recorded a charge of approximately $925, which reduced the carrying value of the trademark to zero. The charges are reflected in our Europe segment.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of goodwill activity follows:

Year Ended December 31,	2009	2008

Balance at beginning of year	$43,870	$44,840
Additions from acquisitions (Note 7)	483	—
Other adjustments (Note 7)	—	(970)

Balance at end of year	$44,353	$43,870

9.	Deferred Compensation Plan

We have established an irrevocable grantor’s trust to hold assets to fund benefit obligations under the Company’s Deferred Compensation Plan (the “Plan”). Our obligations under the Plan consist of our unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, (ii) additional amounts, if any, that we may, from time to time, credit to the Plan, and (iii) notional earnings on the foregoing amounts based upon investment elections made by the participants. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. The Plan assets, which reside in other assets, net on our consolidated balance sheets, were $8,036 and $6,361 as of December 31, 2009 and 2008, respectively. The securities that comprise the Plan assets are Company-owned life insurance policies. These assets are subject to the claims of the general creditors of the Company in the event of insolvency. Our deferred compensation liability, which is included in other long-term liabilities on our consolidated balance sheet, was $6,617 and $4,967 as of December 31, 2009 and 2008, respectively.

10.	Credit Agreements

We have an unsecured committed revolving credit agreement with a group of banks which matures on June 2, 2011 (the “Agreement”). The Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Any letters of credit outstanding under the Agreement ($1.8 million at December 31, 2009) reduce the amount available for borrowing under the Agreement. Upon approval of the bank group, we may increase the committed borrowing limit by $100,000 for a total commitment of $300,000. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 0.3% as of December 31, 2009), plus an applicable margin of between 13.5 and 47.5 basis points, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2009, the applicable margin under the facility was 47.5 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100,000. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2009, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.

We had uncommitted lines of credit available from certain banks totaling $30,000 as of December 31, 2009. Any borrowings under these lines would be at prevailing money market rates. Further, we had an uncommitted letter of credit facility of $80,000 to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.

As of December 31, 2009 and 2008, we had no borrowings outstanding under any of our credit facilities.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The components of income before taxes are as follows:

December 31,	2009	2008	2007

Domestic	$51,432	$51,779	$47,680
International	29,953	25,031	12,045

Total	$81,385	$76,810	$59,725

The components of the provision for income taxes are as follows:

December 31,	2009		2008		2007
	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$13,417	$1,834	$21,434	$3,983	$9,801	$(149)
State	3,494	557	3,648	774	3,210	(74)
Foreign	7,252	(1,813)	6,115	(2,050)	5,708	1,230

Total	$24,163	$578	$31,197	$2,707	$18,719	$1,007

The provision for income taxes differs from the amount computed using the statutory federal income tax rate of 35.0% due to the following:

December 31,	2009		2008		2007

Federal income tax at statutory rate	$28,485	35.0%	$26,884	35.0%	$20,904	35.0%
State taxes, net of applicable federal benefit	2,633	3.2	2,874	3.7	2,038	3.4
Foreign	(5,556)	(6.8)	(3,932)	(5.1)	2,775	4.6
Tax examination settlements	(6,417)	(7.9)	—	—	(8,970)	(15.0)
Uncertain tax positions	4,677	5.8	5,974	7.8	6,142	10.3
Other, net	919	1.1	2,104	2.7	(3,163)	(5.3)

Total	$24,741	30.4%	$33,904	44.1%	$19,726	33.0%

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following:

December 31,	2009		2008
	Assets	Liabilities	Assets	Liabilities

Current:
Inventory	$2,193	$—	$1,161	$—
Receivable allowances	8,570	—	9,045	—
Employee benefits accruals	4,643	—	2,094	—
Interest	4,783	—	3,897	—
Other	6,514	—	7,127	—

Total current	$26,703	$—	$23,324	$—

Non-current:
Accelerated depreciation and amortization	$—	$(4,774)	$—	$(2,758)
Tax credits on undistributed foreign earnings	2,088	—	1,571	—
Deferred compensation	3,075	—	4,105	—
Share-based compensation	7,339	—	7,110	—
Other	1,386	—	1,931	—
Net operating loss carry-forwards	4,990	—	5,375	—
Less valuation allowance	(4,990)	—	(4,430)	—

Total non-current	$13,888	$(4,774)	$15,662	$(2,758)

The valuation allowance relates to foreign net operating loss carry-forwards that may not be realized. The valuation allowance at December 31, 2009 of $4,990 includes $805 provided for during 2009 relating primarily to net operating loss carry-forwards in Luxembourg. The valuation allowance at December 31, 2008 of $4,430 includes approximately $900 provided for during 2008 relating primarily to net operating loss carry-forwards in Luxembourg.

Losses before income taxes from foreign operations were $(3,659), $(4,045) and $(10,807) for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, the Company had $22,360 of foreign operating loss carry-forwards available to offset future foreign taxable income. Of these operating loss carry-forwards, $426 will expire in various years from 2012 through 2014, and $21,934 relates to operating loss carry-forwards that may be carried forward indefinitely.

As of December 31, 2009, the Company has indefinitely reinvested approximately $140,526 of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxes if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $27,495.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the total amount recorded for unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Unrecognized tax benefits at January 1	$23,751	$19,046	$22,384
Gross increases — tax positions in prior period	207	824	1,832
Gross decreases — tax positions in prior period	(7,062)	(4)	(7,151)
Gross increases — current-period tax positions	3,888	4,317	3,465
Settlements	(295)	—	(1,157)
Lapse in statute of limitations	(782)	(432)	(327)

Unrecognized tax benefits at December 31	$19,707	$23,751	$19,046

We had a $24,748 and $28,305 gross liability for uncertain tax positions and accrued interest and penalties included in other long-term liabilities on our balance sheet as of December 31, 2009 and 2008, respectively. We had a $48 and $443 gross liability for uncertain tax positions and accrued interest and penalties included in accrued income taxes payable on our balance sheet as of December 31, 2009 and 2008, respectively. Of the total gross liability at the end of 2009, $19,018 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

We recognize interest expense on the amount of taxes associated with our tax positions beginning in the first period in which interest starts accruing under the tax law, and continuing until the tax positions are settled. We classify interest associated with underpayments of taxes as income tax expense in our consolidated statement of income and in other long-term liabilities and in accrued income taxes payable on the consolidated balance sheet. The gross amount of interest expense included in our income tax provision was $1,276 $1,714 and $1,650 for the years ended December 31, 2009, 2008 and 2007, respectively. The total amount of accrued interest included in other long-term liabilities as of December 31, 2009 and 2008 was $4,868 and $4,620, respectively. The total amount of interest included in accrued income taxes payable as of December 31, 2009 and 2008 is $48 and $258, respectively.

If a tax position taken does not meet the minimum statutory threshold to avoid the payment of a penalty, an accrual for the amount of the penalty that may be imposed under the tax law is recorded. Penalties are classified as income tax expense in our consolidated statement of income and in other long-term liabilities on our consolidated balance sheet. There were penalties of $53 and $120 included in our income tax provision for the years ended December 31, 2009 and 2008, respectively. There were no penalties included in our income tax provision for the year ended December 31, 2007. The total amount of penalties included in other long-term liabilities as of December 31, 2009 and 2008 is $173 and $120, respectively.

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

In 2009, we concluded audits internationally which resulted in settlements of $295 and decreases in prior year tax positions of $7,062. In 2008, we did not conclude any audits. In 2007, we concluded audits in the United States and internationally which resulted in settlements of $1,157 and decreases in prior year tax positions of $6,697. It is reasonably possible that unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $10,000 by December 31, 2010 if audits are completed or tax years close during 2010.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December of 2009, we received a Notice of Assessment from the Internal Revenue Department of Hong Kong for approximately $17,600 with respect to the tax years 2004 through 2008. In connection with the assessment, the Company is required to make payments to the Internal Revenue Department of Hong Kong of approximately $2,500 and $5,900 in the first and second quarters of 2010, respectively. We believe we have a sound defense to the proposed adjustment and will continue to firmly oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, actual resolution may differ from our current estimates, and such differences could have a material impact on our future effective tax rate and our results of operations.

12.	Stockholders’ Equity

Our Class A Common Stock and Class B Common Stock are identical in virtually all respects, except that shares of Class A Common Stock carry one vote per share, while shares of Class B Common Stock carry ten votes per share. In addition, holders of Class A Common Stock have the right, voting separately as a class, to elect 25% of the directors of the Company, and vote together with the holders of Class B Common Stock for the remaining directors. Class B Common Stock may be converted to Class A Common Stock on a one-for-one basis. In 2009, 440,000 shares of Class B Common Stock were converted to Class A Common Stock. In 2008, 214,500 shares of Class B Common Stock were converted to Class A Common Stock.

On February 7, 2006, our Board of Directors approved a repurchase of 6,000,000 shares of our Class A Common Stock. During 2008 and 2007, we repurchased 1,281,602 and 2,264,383 shares under this authorization, respectively. No shares remain under this authorization.

On March 10, 2008, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 3,244,643 and 1,431,098 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, 1,324,259 shares remained under this authorization.

On December 3, 2009, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock, all of which remained available for repurchase as of December 31, 2009.

From time to time, we use plans adopted under Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, to facilitate share repurchases.

During 2009 and 2008, certain employees surrendered restricted shares, valued at approximately $1,284 and $410, respectively, to the Company to satisfy tax withholding obligations.

13.	Share-based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Stock Compensation (“ASC 718”), which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period, with the exception of certain stock options for officers, directors and key employees granted prior to, but not yet vested as of, adoption of ASC 718, and awards granted under certain long-term incentive plans, for which expense continues to be recognized on a graded schedule over the vesting period of the award. Under the provisions of this accounting standard, the Company is required to estimate the number of all share-based awards that will be forfeited. The Company uses historical data to estimate forfeitures.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation costs were recorded in cost of good sold, selling expense, general and administrative expense, and restructuring and related costs as follows for the years ended December 31, 2009, 2008 and 2007:

December 31,	2009	2008	2007

Cost of goods sold	$700	$1,385	$1,531
Selling expense	2,837	4,529	4,756
General and administrative expense	2,405	2,604	3,212
Restructuring and related costs	—	—	(448)

Total	$5,942	$8,518	$9,051

Incentive Plans

In February 2007, our Board of Directors adopted The Timberland Company 2007 Incentive Plan (the “2007 Plan”), which was subsequently approved by shareholders on May 17, 2007. The 2007 Plan was established to provide for grants of awards to key employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the Management Development and Compensation Committee of the Board of Directors (“MDCC”), are in a position to make significant contributions to the success of the Company and its affiliates. The 2007 Plan replaced the Company’s 1997 Incentive Plan, as amended (the “1997 Plan”), and no new awards have been issued under the 1997 Plan. Awards under the 2007 Plan may take the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance awards, cash and other awards that are convertible into, or otherwise based on, the Company’s stock. A maximum of 4,000,000 shares may be issued under the 2007 Plan, subject to adjustment as provided in the 2007 Plan. The 2007 Plan also contains limits with respect to the awards that can be made to any one person. Stock options granted under the 2007 Plan will be granted with an exercise price equal to fair market value at date of grant. All options expire ten years from date of grant. Awards granted under the 2007 Plan will become exercisable or vest as determined by the Administrator of the Plan.

Under the Company’s 1997 Plan, 16,000,000 shares of Class A Common Stock were reserved for issuance to officers, directors and key employees. In addition to stock options, any of the following incentives may have been awarded to participants under the 1997 Plan: stock appreciation rights, nonvested shares, unrestricted stock, awards entitling the recipient to delivery in the future of Class A Common Stock or other securities, securities that are convertible into, or exchangeable for, shares of Class A Common Stock and cash bonuses. Option grants and vesting periods under the 1997 Plan were determined by the MDCC. Outstanding stock options granted under the 1997 Plan were granted with an exercise price equal to fair market value at date of grant and became exercisable either in equal installments over three years, beginning one year after the grant date, or became exercisable two years after the grant date. Prior to 2007, most stock options granted under the 1997 Plan were exercisable in equal installments over four years. All options expire ten years after the grant date. Upon approval of the 2007 Plan, no new awards were issued under the 1997 Plan.

Under our 2001 Non-Employee Directors Stock Plan, as amended (the “2001 Plan”), we reserved 400,000 shares of Class A Common Stock for the granting of stock options to eligible non-employee directors of the Company. Under the terms of the 2001 Plan, stock option grants were awarded on a predetermined formula basis. Unless terminated by our Board of Directors, the 2001 Plan will be in effect until all options issued thereunder expire or are exercised. The exercise price of options granted under the 2001 Plan is the fair market value of the stock on the date of the grant. Initial awards of stock options granted under the 2001 Plan to new directors become exercisable in equal installments over three years and annual awards of options granted under the 2001 Plan become fully exercisable one year from the date of grant and, in each case, expire ten years after the grant date. Stock options granted under the 2001 Plan prior to December 31, 2004 became

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercisable in equal installments over four years, beginning one year after the grant date, and expire ten years after the grant date.

Options to purchase an aggregate of 3,208,571, 3,110,208 and 3,083,410 shares were exercisable under all option arrangements as of December 31, 2009, 2008 and 2007, respectively. Under the 2007 Plan, the only Plan from which we are actively issuing equity awards, there were 1,153,937, 3,121,365 and 3,830,597 shares available for future grants as of December 31, 2009, 2008 and 2007, respectively. The shares available at December 31, 2009 reflect the assumption that awards granted under the Company’s 2009 Executive Long Term Incentive Program discussed below will be earned at the target level for performance stock units and the maximum level for performance vested stock options.

The Company received $1,962 in proceeds on the exercise of stock options under the Company’s stock option and employee stock purchase plans and recorded a tax benefit of $138 related to these stock option exercises during the year ended December 31, 2009.

Shares issued upon the exercise of stock options under the Company’s stock option and employee stock purchase plans are from authorized but unissued shares of the Company’s Class A Common Stock.

Long Term Incentive Programs

On March 4, 2009, the MDCC approved the terms of The Timberland Company 2009 Executive Long Term Incentive Program (“2009 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and management team. On March 5, 2009, the Board of Directors also approved the 2009 LTIP with respect to the Company’s Chief Executive Officer. The 2009 LTIP was established under the 2007 Plan. The awards are subject to future performance, and consist of performance stock units (“PSUs”) equal in value to one share of the Company’s Class A Common Stock, and performance vested stock options (“PVSOs”) with an exercise price of $9.34 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on March 5, 2009, the date of grant). On May 21, 2009, additional awards were made under the 2009 LTIP consisting of PSUs equal in value to one share of the Company’s Class A Common Stock, and PVSOs with an exercise price of $12.93 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on May 21, 2009, the date of grant). Shares with respect to the PSUs will be granted and will vest following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The PVSOs will vest in three equal annual installments following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The payout of the performance awards will be based on the Company’s achievement of certain levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), with threshold, budget, target and maximum award levels based upon actual EBITDA of the Company during the applicable performance periods equaling or exceeding such levels. The performance period for the PSUs is the three-year period from January 1, 2009 through December 31, 2011, and the performance period for the PVSOs is the twelve-month period from January 1, 2009 through December 31, 2009. No awards shall be made or earned, as the case may be, unless the threshold goal is attained, and the maximum payout may not exceed 200% of the target award.

The maximum number of shares to be awarded with respect to PSUs under the 2009 LTIP is 805,000, which, if earned, will be settled in early 2012. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to PSUs was $2,102 as of December 31, 2009. This expense is expected to be recognized over a weighted-average period of 2.2 years.

The maximum number of shares subject to exercise with respect to PVSOs under the 2009 LTIP is 1,073,334, which, if earned, will be settled, subject to the vesting schedule noted above, in early 2010. The

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company estimates the fair value of its PVSOs on the date of grant using the Black-Scholes option valuation model, which employs the following assumptions:

Year Ended December 31,	2009

Expected volatility	41.9%
Risk-free interest rate	1.9%
Expected life (in years)	6.4
Expected dividends	—

Based on current estimates of the performance metrics, unrecognized compensation expense related to PVSOs was $1,552 as of December 31, 2009. This expense is expected to be recognized over a weighted-average period of 3.2 years.

In March 2008, the MDCC approved the terms of The Timberland Company 2008 Executive Long Term Incentive Program (“2008 LTIP”) with respect to equity awards to be made to certain Company executives, and in March 2008, the Board of Directors also approved the 2008 LTIP with respect to the Company’s Chief Executive Officer. The 2008 LTIP was established under the 2007 Plan. The awards were based on the achievement of certain net income goals for the Company for the twelve-month period from January 1, 2008 through December 31, 2008, with threshold, budget, target and maximum award values based on actual net income of the Company for 2008 equaling or exceeding specified percentages of budgeted net income. No awards were to be made unless the threshold goal was attained and in no event could the payout exceed 150% of the target award. The total potential grant date value of the maximum awards under the 2008 LTIP was $7,500. Awards earned under the 2008 LTIP were $1,453, and were paid in early 2009. The awards were settled 60% in stock options, subject to a three-year vesting schedule, and 40% in restricted stock, subject to a two-year vesting schedule. For purposes of the payout, the number of shares subject to the options was based on the value of the option as of the date of issuance using the Black-Scholes option pricing model, and the number of restricted shares issued was based on the fair market value of the Company’s Class A Common Stock on the date of issuance. The Company had $352 included in accrued payroll and related expense related to these awards at December 31, 2008.

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

Stock Options

The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, for stock option awards excluding the PVSO awards described above, for which performance conditions have not been met. Expected volatility is based on historical volatility of the Company’s stock. The expected term of options is estimated using the historical exercise behavior of employees and directors. The risk-free interest rate for periods within

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the contractual life of the option is based on the U.S. Treasury yield curve corresponding to the stock option’s average life.

Year Ended December 31,	2009	2008	2007

Expected volatility	43.5%	32.2%	29.2%
Risk-free interest rate	2.1%	3.0%	4.6%
Expected life (in years)	6.1	6.4	4.7
Expected dividends	—	—	—

The following summarizes transactions under stock option arrangements for the year ended December 31, 2009, excluding the PVSO awards described above for which performance conditions have not been met:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Outstanding at January 1, 2009	4,163,628	$26.03
Granted	423,879	$11.69
Exercised	(108,032)	$8.72
Expired or forfeited	(571,205)	$25.34

Outstanding at December 31, 2009	3,908,270	$25.05	5.33	$3,692

Vested and expected to vest at December 31, 2009	3,861,623	$25.19	5.28	$3,485

Exercisable at December 31, 2009	3,208,571	$27.21	4.61	$757

The weighted-average grant date fair values per share of stock options granted, for which exercise price equals market value at the date of grant, were $4.39, $5.73 and $8.52 for the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic values of stock options exercised during the years ended December 31, 2009, 2008 and 2007 were $354, $476 and $5,032, respectively.

Total unrecognized share-based compensation expense related to nonvested stock options was $1,993 as of December 31, 2009. The cost is expected to be recognized over the weighted-average remaining period of 1.4 years.

Nonvested Shares — Restricted Stock and Restricted Stock Units

As noted above, the Company’s 1997 Plan and 2007 Plan provide for grants of nonvested shares. Under the 1997 Plan, the Company generally granted restricted stock with a three year vesting period, which is the same as the contractual term. Under the 2007 Plan, restricted stock awards will vest in equal annual installments over a two-year period and restricted stock units will vest in equal annual installments over a one to three-year period. Expense is recognized over the award’s requisite service period, which begins on the first day of the measurement period and ends on the last day of the vesting period. The fair value of nonvested share grants is determined by the fair market value at the date of grant.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s nonvested shares, excluding the PSU awards described above, for the year ended December 31, 2009 are as follows:

		Weighted-		Weighted-
	Stock	Average Grant		Average Grant
	Awards	Date Fair Value	Stock Units	Date Fair Value

Nonvested at January 1, 2009	278,553	$25.39	182,600	$14.45
Awarded	62,399	9.34	190,271	13.25
Vested	(239,644)	25.64	(58,594)	14.41
Forfeited	(15,206)	10.99	(16,519)	13.60

Nonvested at December 31, 2009	86,102	$15.59	297,758	$13.74

Expected to vest at December 31, 2009	86,102	$15.59	275,809	$13.74

The total fair value of stock awards vested during the years ended December 31, 2009, 2008 and 2007 was $3,017, $1,913 and $10,059, respectively. Unrecognized compensation expense related to nonvested restricted stock awards was $204 as of December 31, 2009, and the expense is expected to be recognized over a weighted-average remaining period of 0.8 years. The total fair value of stock units vested during the year ended December 31, 2009 was $618. No stock units vested during 2008 and 2007. Unrecognized compensation expense related to nonvested restricted stock units was $2,426 as of December 31, 2009, and the expense is expected to be recognized over a weighted-average remaining period of 1.3 years.

In February 2007, we announced that Kenneth P. Pucker, a former Executive Vice President and Chief Operating Officer, would be leaving the Company effective March 31, 2007. When Mr. Pucker left the Company, he vested in certain shares previously awarded under the Company’s incentive compensation plans and forfeited certain other shares awarded but not vested upon termination. An award, based on the achievement of a 2004 performance target, of 200,000 nonvested shares with a value of $7,904 was issued on July 5, 2005 and was to vest two years after that date. This award vested when he separated, per the terms of the award agreement. As part of our global reorganization, $593 was recorded as a restructuring charge, which represents the expense that would have been recorded for these shares in the second and third quarters of 2007 had Mr. Pucker remained with the Company. Additionally, upon his departure, Mr. Pucker forfeited 35,819 shares granted in March 2004 that would have cliff-vested in March 2008. The Company recorded a credit of approximately $792 in restructuring and related costs, reflecting the reversal of expense associated with these shares recorded through December 2006.

In 2004, our Board of Directors approved awards of nonvested share grants of Class A Common Stock under the Company’s 1997 Plan based on achieving certain performance targets for the periods occurring between January 1, 2004 through December 31, 2006. Based on the achievement of 2006 performance targets, 36,232 nonvested shares with a value of $934 were issued on July 10, 2007. The number of shares issued was determined by the share price on the issuance date. These shares will fully vest three years from the issuance date. During 2007, 4,579 of these nonvested shares with a value of $118 were forfeited by certain executives when they left the Company. Based on the achievement of 2005 performance targets, 377,770 nonvested shares with a value of $10,000 were issued on July 5, 2006 and will fully vest three years from that date. During 2007, 130,162 of these nonvested shares with a value of $3,445 were forfeited by certain executives when they left the Company. All of these shares are subject to restrictions on sale and transferability, forfeiture risk and certain other terms and conditions.

Employee Stock Purchase Plan

Pursuant to the terms of our 1991 Employee Stock Purchase Plan, as amended (the “ESPP”), we are authorized to issue up to an aggregate of 2,600,000 shares of our Class A Common Stock to eligible employees electing to participate in the ESPP. Eligible employees may contribute, through payroll

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

withholdings, from 2% to 10% of their regular base compensation during six-month participation periods beginning January 1 and July 1 of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Class A Common Stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower.

The fair value of the ESPP purchase rights was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions in the following table. Expected volatility is based on the six-month participation period (the option’s contractual and expected life). The risk-free interest rate is based on the six-month U.S. Treasury rate.

Year Ended December 31,	2009	2008	2007

Expected volatility	76.5%	49.6%	24.7%
Risk-free interest rate	0.3%	2.8%	5.1%
Expected life (in months)	6	6	6
Expected dividends	—	—	—

Employee purchases totaled 95,337, 87,365 and 80,151 shares in 2009, 2008 and 2007, respectively, at prices ranging from $9.82 to $21.42 per share. As of December 31, 2009, a total of 172,802 shares were available for future purchases. The weighted-average fair values of the Company’s ESPP purchase rights were approximately $4.20, $4.65 and $6.42 per share for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was no unrecognized compensation expense with respect to purchase rights under the ESPP.

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

15.	Business Segments and Geographic Information

The Company’s reportable segments are North America, Europe and Asia. The composition of segments is consistent with that used by the Company’s chief operating decision maker.

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

The Unallocated Corporate component of segment reporting consists primarily of corporate support and administrative functions, costs related to share-based compensation, United States distribution expenses, global marketing support expenses, worldwide product development and other costs incurred in support of Company-wide activities. Certain region-specific marketing expenses for prior periods have been reclassified from Unallocated Corporate to North America for comparability to current year presentation. Unallocated Corporate

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also includes total other income/(expense), net, which is comprised of interest income, interest expense and other miscellaneous income/(expense), net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives not accounted for as hedges and the timing and settlement of local currency denominated assets and liabilities and other miscellaneous non-operating income/(expense). Such income/(expense) is not allocated among the reportable business segments.

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

The following tables present the segment information as of and for the years ended December 31, 2009, 2008 and 2007, respectively:

	North			Unallocated
	America	Europe	Asia	Corporate	Consolidated

2009
Revenue	$610,164	$529,302	$146,410	$—	$1,285,876
Operating income/(loss)	115,744	76,583	10,859	(125,712)	77,474
Interest income	—	—	—	903	903
Interest expense	—	—	—	(498)	(498)
Other, net	—	—	—	3,506	3,506

Income/(loss) before income taxes	$115,744	$76,583	$10,859	$(121,801)	$81,385

Total assets	$241,692	$353,520	$56,552	$208,143	$859,907
Goodwill	36,876	7,477	—	—	44,353
Expenditures for capital additions	5,912	1,891	1,151	8,723	17,677
Depreciation and amortization	5,740	5,600	1,770	15,673	28,783

	North			Unallocated
	America	Europe	Asia	Corporate	Consolidated

2008
Revenue	$652,435	$553,044	$159,071	$—	$1,364,550
Operating income/(loss)	127,855	84,835	3,007	(146,061)	69,636
Interest income	—	—	—	2,371	2,371
Interest expense	—	—	—	(652)	(652)
Other, net	—	—	—	5,455	5,455

Income/(loss) before income taxes	$127,855	$84,835	$3,007	$(138,887)	$76,810

Total assets	$265,862	$267,947	$115,880	$199,710	$849,399
Goodwill	36,876	6,994	—	—	43,870
Expenditures for capital additions	4,532	5,632	1,707	10,445	22,316
Depreciation and amortization	5,496	7,382	2,588	16,879	32,345

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North			Unallocated
	America	Europe	Asia	Corporate	Consolidated

2007
Revenue	$728,187	$552,725	$155,539	$—	$1,436,451
Operating income/(loss)	122,166	84,126	7,503	(154,616)	59,179
Interest income	—	—	—	2,545	2,545
Interest expense	—	—	—	(1,710)	(1,710)
Other, net	—	—	—	(289)	(289)

Income/(loss) before income taxes	$122,166	$84,126	$7,503	$(154,070)	$59,725

Total assets	$309,724	$275,950	$71,966	$178,705	$836,345
Goodwill	37,846	6,994	—	—	44,840
Expenditures for capital additions	6,495	13,467	2,697	7,820	30,479
Depreciation and amortization	5,395	6,800	2,751	16,361	31,307

The following summarizes our operations in different geographic areas for the years ended December 31, 2009, 2008 and 2007, respectively:

	United			Other
	States	Europe	Asia	Foreign	Consolidated

2009
Revenue	$575,495	$499,709	$146,891	$63,781	$1,285,876
Long-lived assets	134,677	30,713	4,697	4,580	174,667
2008
Revenue	$615,897	$527,429	$159,580	$61,644	$1,364,550
Long-lived assets	138,376	35,360	2,347	4,885	180,968
2007
Revenue	$691,838	$530,312	$155,810	$58,491	$1,436,451
Long-lived assets	147,508	44,428	2,904	4,897	199,737

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes our revenue by product group for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007

Footwear	$931,179	$974,326	$1,004,808
Apparel and accessories	328,571	367,032	411,620
Royalty and other	26,126	23,192	20,023

Total	$1,285,876	$1,364,550	$1,436,451

16.	Retirement Plans

We maintain a contributory 401(k) Retirement Earnings Plan (the “401(k) Plan”) for eligible U.S. salaried and hourly employees who are at least 18 years of age. Under the provisions of the 401(k) Plan, employees may contribute up to 40% of their base salary up to certain limits. The 401(k) Plan provides for Company matching contributions not to exceed 3% of the employee’s compensation or, if less, 50% of the employee’s contribution. Vesting of our contribution begins at 25% after one year of service and increases by 25% each year until full vesting occurs. We maintain a non-contributory profit sharing plan for eligible hourly employees not covered by the 401(k) Plan. Our contribution expense under these U.S. retirement plans was $1,586, $1,648 and $1,912 in 2009, 2008 and 2007, respectively.

17.	Restructuring and Related Costs

The Company incurred net restructuring and related charges/(credits) of $(236), $925 and $24,659 in the years ended 2009, 2008 and 2007, respectively. The components of these charges are discussed below.

Global Efficiency Review

As part of our ongoing initiative to rationalize our operating expense structure, in the fourth quarter of 2007, we undertook a review of each function in our entire global organization and announced plans to transition to a reorganized, more efficient organization. This included changes to the U.S. sales team, a streamlined global product development organization, and reorganized support organizations around the globe. We incurred a net restructuring charge of approximately $28 in 2008 and $6,800 in the fourth quarter of 2007, primarily related to severance. In 2009, credits of $(2) were recorded in the Unallocated Corporate segment, and the restructuring program was completed. In 2008, charges/(credits) of $400, $(276) and $(94), were recorded in the Unallocated Corporate, Europe, and North America segments, respectively. In 2007, charges of $3,100, $2,200, $1,100 and $400 were reported in the Unallocated Corporate, Europe, North America and Asia segments, respectively.

Global Retail Portfolio Review

During the third quarter of 2007, we announced our decision to close approximately 40, principally larger, specialty retail stores in the U.S., Europe and Asia, along with several underperforming U.S. factory outlet stores. This action was consistent with the Company’s plan to continue to develop smaller, footwear-focused stores in the U.S. and certain international markets. We closed 44 stores by the first half of 2009, and six stores identified under the original plan will remain open. The Company evaluated the carrying value of property and equipment related to the stores to be closed using estimates of future operating results and undiscounted cash flows. A liability was recorded for lease termination costs when the Company terminated the lease contract in accordance with the contract terms or had negotiated a termination with the counterparty. During 2009, we recorded credits of $(41) and $(91) in the North America and Europe segments, respectively, and the program was completed. For the year ended December 31, 2008, the Company recorded total net restructuring charges of $1,170. The Asia segment incurred lease termination costs of $720 and severance and

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related costs for field employees of $370; the North America segment incurred $550 for lease termination costs and credits of $(20) for severance and related costs for field employees; and the Europe segment recorded lease termination costs of $270 and credits related to severance and related costs for field employees of $(720). For the year ended December 31, 2007, the Company recorded total net restructuring charges of $10,400, of which the North America segment incurred restructuring charges of $7,500, comprised of impairment charges related to property and equipment of $3,900, $2,100 for lease termination costs, and severance and related costs for field employees of $1,500; the Europe segment incurred impairment charges related to property and equipment of $1,100 and severance and related costs for field employees of $800; and the Asia segment incurred impairment charges related to property and equipment of $800 and severance and related costs for field employees of $200.

North American Apparel Licensing

During the first quarter of 2007, we entered into a five year licensing agreement with Phillips-Van Heusen for the design, sourcing and marketing of men’s apparel in North America under the Timberland® brand, beginning with the Fall 2008 line. We incurred a restructuring charge of $3,111 in our North America segment in the year ended December 31, 2007 to reflect employee severance, outplacement services and asset disposal costs associated with the implementation of this strategy. During 2009 and 2008 we recorded credits of $(102) and $(121) related to this program, which was completed in 2009.

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

Puerto Rico Manufacturing Facility

During fiscal 2005, the Company consolidated its Caribbean manufacturing operations. We ceased operations in our Puerto Rico manufacturing facility and expanded our manufacturing volume in the Dominican Republic. The Puerto Rico facility closure was completed in the second quarter of 2006. Severance and employee related credits recorded in connection with this restructuring plan were $(152) in the year ended December 31, 2008. This restructuring plan was completed in 2008.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the cash components of our restructuring reserve activity for the years ended December 31, 2009 and 2008.

	Liability at	2009		Liability at
	December 31,	Charges and	2009	December 31,
	2008	(Credits)	Cash Payments	2009

Restructuring Program
Global Efficiency Review	$96	$(2)	$(94)	$—
Global Retail Portfolio Review	142	(132)	(10)	—
North American Apparel Licensing	102	(102)	—	—

Totals	$340	$(236)	$(104)	$—

	Liability at	2008		Liability at
	December 31,	Charges and	2008	December 31,
	2007	(Credits)	Cash Payments	2008

Restructuring Program
Global Efficiency Review	$5,638	$28	$(5,570)	$96
Global Retail Portfolio Review	2,470	1,170	(3,498)	142
North American Apparel Licensing	1,171	(121)	(948)	102
Global Reorganization	33	—	(33)	—
Puerto Rico Manufacturing Facility	160	(152)	(8)	—

Totals	$9,472	$925	$(10,057)	$340

Charges and credits in the tables above consist primarily of severance, health benefits and other employee related costs. The cash payments in the table above are principally comprised of severance and related costs.

18.	Commitments and Contingencies

Leases

We lease our corporate headquarters facility and other management offices, manufacturing facilities, retail stores, showrooms, two distribution facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2020. The approximate minimum rental commitments under all non-cancelable leases as of December 31, 2009 are as follows:

2010	$50,870
2011	43,768
2012	33,724
2013	26,442
2014	19,134
Thereafter	57,193

Total	$231,131

Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require us to pay real estate taxes, maintenance and other expenses. The aggregate base rent obligation for a lease is expensed on a straight-line basis over the term of the lease. Base rent expense for all operating leases was $54,915, $58,338 and $57,732 for the years ended December 31, 2009, 2008 and 2007, respectively. Percentage rent, based on sales levels, for the years ended December 31, 2009, 2008 and 2007 was $8,983, $10,213 and $10,597, respectively.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Recall

In the third quarter of 2007, the Company announced the voluntary recall of certain Timberland PRO® Direct Attach Steel Toe Series products due to a potential safety issue. The Company recorded a charge of $2,765 in the third quarter ended September 28, 2007 related to the recall based on an estimate of retailer inventory returns and consumer product replacement costs. In the fourth quarter of 2007, the Company reversed $1,067 of expense, as actual returns were lower than estimated, and incurred incremental air freight and other costs associated with the recall of approximately $435. As of December 31, 2009 and 2008, there were no reserves remaining related to the recall.

Litigation

We are involved in various legal matters, including litigation, which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on our business or our consolidated financial statements. In December 2008, we settled certain litigation involving infringement of our intellectual property rights by a third party, which resulted in a pre-tax gain of approximately $2,630. The cash associated with the settlement was received in 2007.

19.	Subsequent Event

On January 29, 2010, the Company received $1.5 million to terminate a licensing arrangement associated with its North America women’s wholesale apparel business. The gain realized from the termination of the licensing arrangement will be recorded in the Company’s first quarter 2010 results of operations.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited the internal control over financial reporting of The Timberland Company and subsidiaries (the “Company”) as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 26, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the information set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K and to the information under the captions “Required Votes and Method of Tabulation”, “Item 1. Election of Directors”, “Information with Respect to Nominees”, “Corporate Governance and Code of Ethics”, “The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement (the “2010 Proxy Statement”) relating to our 2010 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2009, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Please refer to the information set forth under the captions “Directors’ Compensation for Fiscal Year 2009”, “Executive Compensation” and all sub-captions thereunder, and “Compensation Committee Interlocks and Insider Participation” in our 2010 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Please refer to the information set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Please refer to the information set forth under the captions “The Audit Committee” (introductory paragraph), “Board Independence”, and “Certain Relationships and Related Transactions” in our 2010 Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the information set forth under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval of Audit and Non-Audit Services” in our 2010 Proxy Statement, which information is incorporated herein by reference.

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

Form 10-K Page

Schedule II — Valuation and Qualifying Accounts	83

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
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987(8)
(c) Certificate of Ownership Merging The Nathan Company into The Timberland Company dated July 31, 1987(8)
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000(8)
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001(9)
3.2	Amended and Restated By-Laws, dated February 28, 2007(7)
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Revised specimen stock certificate for shares of the Company’s Class A Common Stock(14)
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)
10.2	The Company’s 1997 Incentive Plan, as amended(10)
10.3	The Company’s 1991 Employee Stock Purchase Plan, as amended(5)
10.4	(a) The Company’s 1991 Stock Option Plan for Non-Employee Directors(6)
(b) Amendment No. 1 dated December 7, 2000(8)
10.5	The Company’s 2001 Non-Employee Directors Stock Plan, as amended(13)
10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, effective January 1, 2009(3)

Exhibit	Description

10.7	Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent(11)
10.8	First Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of September 4, 2007 among The Timberland Company, certain lending institutions listed therein and Bank of America, N.A., as a lender and as administrative agent.(15)
10.9	The Timberland Company Deferred Compensation Plan, as amended(2)
10.10	Amended and Restated Change of Control Severance Agreement(4)
10.11	The Timberland Company 2007 Executive Long Term Incentive Program(16)
10.12	The Timberland Company 2007 Incentive Plan (“2007 IP”)(17)
10.13	The Timberland Company 2008 Executive Long Term Incentive Program(18)
10.14	The Timberland Company 2009 Executive Long Term Incentive Program(3)
10.15	Form of Performance Stock Unit Agreement under the 2007 IP(3)
10.16	Form of Performance Stock Option Agreement under the 2007 IP(3)
10.17	Form of Non-Qualified Stock Option Agreement under the 2007 IP(3)
10.18	Form of Restricted Stock Unit Agreement under the 2007 IP(3)
10.19	Form of Restricted Stock Award Agreement under the 2007 IP(3)
10.20	Form of Director Restricted Stock Unit Agreement under the 2007 IP(12)
10.21	The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.22	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.23	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005(19)
(21)	SUBSIDIARIES
21.1	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

(1)	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2009, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on December 22, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended October 2, 2009, and incorporated herein by reference.

(6)	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9)	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

(10)	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended July 3, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on March 1, 2007), and incorporated herein by reference.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 28, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMBERLAND COMPANY

February 26, 2010

By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIDNEY W. SWARTZ Sidney W. Swartz	Chairman of the Board of Directors	February 26, 2010

/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ CARRIE W. TEFFNER Carrie W. Teffner	Chief Financial Officer and Vice President (Principal Financial Officer)	February 26, 2010

/s/ JOHN J. FITZGERALD, JR. John J. Fitzgerald, Jr.	Chief Accounting Officer and Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2010

/s/ IAN W. DIERY Ian W. Diery	Director	February 26, 2010

/s/ JOHN A. FITZSIMMONS John A. Fitzsimmons	Director	February 26, 2010

/s/ VIRGINIA H. KENT Virginia H. Kent	Director	February 26, 2010

/s/ KENNETH T. LOMBARD Kenneth T. Lombard	Director	February 26, 2010

/s/ EDWARD W. MONEYPENNY Edward W. Moneypenny	Director	February 26, 2010

/s/ PETER R. MOORE Peter R. Moore	Director	February 26, 2010

/s/ BILL SHORE Bill Shore	Director	February 26, 2010

/s/ TERDEMA L. USSERY, II Terdema L. Ussery, II	Director	February 26, 2010

/s/ CARDEN N. WELSH Carden N. Welsh	Senior Vice President, Chief Administrative Officer and Director	February 26, 2010

SCHEDULE II

THE TIMBERLAND COMPANY
VALUATION AND QUALIFYING ACCOUNTS

				Deductions
	Balance at	Additions	Charged	Write-Offs,	Balance at
	Beginning	Charged to	to Other	Net of	End of
Description	of Period	Costs and Expenses	Accounts(a)	Recoveries	Period
	(Dollars in thousands)

Allowance for doubtful accounts:
Years ended:
December 31, 2009	$14,482	$3,224	$328	$5,859	$12,175
December 31, 2008	14,762	7,575	(636)	7,219	14,482
December 31, 2007	12,493	7,406	637	5,774	14,762

(a)	Impact of foreign exchange rate changes

Timberland, the Tree Design logo, Earthkeepers, howies, IPATH, Mountain Athletics, Smart Comfort, SmartWool, Timberland Boot Company, Timberland PRO, Renova and PhD are trademarks of The Timberland Company or its affiliated companies. Green Rubber is a trademark of Elastomer Technologies Ltd. Ströbel is a trademark of Ströbel Und Söhne GmbH & Co. All other trademarks or logos used in this Annual Report on Form 10-K are the property of their respective owners.

© 2010 The Timberland Company
All Rights Reserved

EXHIBIT INDEX

Exhibit	Description

(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a) Restated Certificate of Incorporation dated May 14, 1987(8)
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987(8)
(c) Certificate of Ownership Merging The Nathan Company into The Timberland Company dated July 31, 1987(8)
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000(8)
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001(9)
3.2	Amended and Restated By-Laws, dated February 28, 2007(7)
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Revised specimen stock certificate for shares of the Company’s Class A Common Stock(14)
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)
10.2	The Company’s 1997 Incentive Plan, as amended(10)
10.3	The Company’s 1991 Employee Stock Purchase Plan, as amended(5)
10.4	(a) The Company’s 1991 Stock Option Plan for Non-Employee Directors(6)
(b) Amendment No. 1 dated December 7, 2000(8)
10.5	The Company’s 2001 Non-Employee Directors Stock Plan, as amended(13)
10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, effective January 1, 2009(3)
10.7	Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent(11)
10.8	First Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of September 4, 2007 among The Timberland Company, certain lending institutions listed therein and Bank of America, N.A., as a lender and as administrative agent.(15)
10.9	The Timberland Company Deferred Compensation Plan, as amended(2)
10.10	Amended and Restated Change of Control Severance Agreement(4)
10.11	The Timberland Company 2007 Executive Long Term Incentive Program(16)
10.12	The Timberland Company 2007 Incentive Plan (“2007 IP”)(17)
10.13	The Timberland Company 2008 Executive Long Term Incentive Program(18)
10.14	The Timberland Company 2009 Executive Long Term Incentive Program(3)
10.15	Form of Performance Stock Unit Agreement under the 2007 IP(3)
10.16	Form of Performance Stock Option Agreement under the 2007 IP(3)
10.17	Form of Non-Qualified Stock Option Agreement under the 2007 IP(3)
10.18	Form of Restricted Stock Unit Agreement under the 2007 IP(3)
10.19	Form of Restricted Stock Award Agreement under the 2007 IP(3)
10.20	Form of Director Restricted Stock Unit Agreement under the 2007 IP(12)
10.21	The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.22	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.23	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005(19)
(21)	SUBSIDIARIES
21.1	List of subsidiaries of the registrant, filed herewith
(23)	CONSENT OF EXPERTS AND COUNSEL
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith
(31)	RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit	Description

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	SECTION 1350 CERTIFICATIONS
32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

(1)	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2009, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on December 22, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended October 2, 2009, and incorporated herein by reference.

(6)	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9)	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

(10)	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended July 3, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on March 1, 2007), and incorporated herein by reference.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 28, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.