Form 10-Q
period 2010-04-02
TIMBERLAND CO
filed 2010-05-06
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2010
OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☒ Yes   ☐ No
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
12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
On April 30, 2010, 42,708,328 shares of the registrant’s Class A Common Stock were outstanding and 10,889,160 shares of the registrant’s Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements
The Timberland Company (the “Company”) wishes to take advantage of The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, which provide a “safe harbor” for certain written and oral forward-looking statements to encourage companies to provide prospective information. Prospective information is based on management’s then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions used in making such expectations or forecasts, may become inaccurate. The discussion in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q identifies important factors that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. The risks included in Part I, Item 1A, Risk Factors, of the Form 10-K and Part II, Item 1A of this Quarterly Report are not exhaustive. Other sections of the Form 10-K as well as this Quarterly Report may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Forward-looking Information
As discussed above and in Part I, Item 1A, Risk Factors, of the Form 10-K and Part II, Item 1A of this Quarterly Report, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us. Statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target” and variations thereof, and other statements contained in this Quarterly Report regarding matters that are not historical facts are forward-looking statements. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to:
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

Form 10-Q

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

Form 10-Q

Part I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 2,	December 31,	April 3,
	2010	2009	2009
Assets
Current assets
Cash and equivalents	$238,540	$289,839	$159,195
Accounts receivable, net of allowance for doubtful accounts of $12,299 at April 2, 2010, $12,175 at December 31, 2009 and $13,239 at April 3, 2009	157,615	149,178	172,280
Inventory, net	136,941	158,541	162,783
Prepaid expense	29,374	32,863	37,576
Prepaid income taxes	14,389	11,793	16,752
Deferred income taxes	24,448	26,769	21,974
Derivative assets	5,444	1,354	4,886

Total current assets	606,751	670,337	575,446

Property, plant and equipment, net	66,245	69,820	74,576
Deferred income taxes	15,379	14,903	17,204
Goodwill	44,353	44,353	43,870
Intangible assets, net	44,648	45,532	46,512
Other assets, net	13,652	14,962	10,423

Total assets	$791,028	$859,907	$768,031

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$44,265	$79,911	$56,159
Accrued expense
Payroll and related	21,509	43,512	18,966
Other	66,913	81,988	61,309
Income taxes payable	20,279	21,959	17,841
Deferred income taxes	261	48	184
Derivative liabilities	60	389	1,212

Total current liabilities	153,287	227,807	155,671

Other long-term liabilities	37,796	36,483	33,398
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	-	-	-
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 74,872,066 shares issued at April 2, 2010, 74,570,388 shares issued at December 31, 2009 and 73,997,343 shares issued at April 3, 2009	749	746	740
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 10,889,160 shares issued and outstanding at April 2, 2010, 11,089,160 shares issued and outstanding at December 31, 2009 and 11,529,160 shares issued and outstanding at April 3, 2009	109	111	115
Additional paid-in capital	268,982	266,457	261,901
Retained earnings	1,000,430	974,683	933,916
Accumulated other comprehensive income	11,572	15,048	7,635
Treasury Stock at cost; 32,177,071 Class A shares at April 2, 2010, 31,131,253 Class A shares at December 31, 2009 and 28,685,386 Class A shares at April 3, 2009	(681,897)	(661,428)	(625,345)

Total stockholders’ equity	599,945	595,617	578,962

Total liabilities and stockholders’ equity	$791,028	$859,907	$768,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Quarter Ended
	April 2, 2010	April 3, 2009
Revenue	$317,042	$296,648
Cost of goods sold	159,059	159,959

Gross profit	157,983	136,689

Operating expense
Selling	92,696	92,268
General and administrative	25,899	25,417
Impairment of intangible asset	-	925
Restructuring	-	(104)

Total operating expense	118,595	118,506

Operating income	39,388	18,183

Other income/(expense), net
Interest income	74	440
Interest expense	(140)	(121)
Other, net	(133)	(663)

Total other income/(expense), net	(199)	(344)

Income before provision for income taxes	39,189	17,839

Provision for income taxes	13,442	1,962

Net income	$25,747	$15,877

Earnings per share
Basic	$ .48	$ .28
Diluted	$ .47	$ .27
Weighted-average shares outstanding
Basic	54,166	57,108
Diluted	54,643	57,802
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Quarter Ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities:
Net income	$25,747	$15,877
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	1,352	2,215
Share-based compensation	1,558	811
Depreciation and other amortization	6,545	7,141
Provision for losses on accounts receivable	1,468	1,912
Impairment of intangible asset	-	925
Tax benefit/(expense) from share-based compensation, net of excess benefit	(55)	(295)
Unrealized (gain)/loss on derivatives	(163)	34
Other non-cash charges/(credits), net	(258)	828
Increase/(decrease) in cash from changes in operating assets and liabilities, net of the effect of business combinations:
Accounts receivable	(13,003)	(7,925)
Inventory	20,618	16,656
Prepaid expense and other assets	3,723	(1,652)
Accounts payable	(37,065)	(40,269)
Accrued expense	(34,145)	(31,261)
Prepaid income taxes	(2,596)	(65)
Income taxes payable	(325)	(9,040)
Other liabilities	284	(201)

Net cash used by operating activities	(26,315)	(44,309)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(1,516)
Additions to property, plant and equipment	(2,818)	(2,838)
Other	23	(61)

Net cash used by investing activities	(2,795)	(4,415)

Cash flows from financing activities:
Common stock repurchases	(19,512)	(9,127)
Issuance of common stock	719	670
Excess tax benefit from share-based compensation	303	99
Other	(451)	(170)

Net cash used by financing activities	(18,941)	(8,528)

Effect of exchange rate changes on cash and equivalents	(3,248)	(742)

Net decrease in cash and equivalents	(51,299)	(57,994)
Cash and equivalents at beginning of period	289,839	217,189

Cash and equivalents at end of period	$238,540	$159,195

Supplemental disclosures of cash flow information:

Interest paid	$173	$156
Income taxes paid	$14,484	$8,311
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “its”, “Timberland” or the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
The Company’s fiscal quarters end on the Friday closest to the day on which the calendar quarter ends, except that the fourth quarter and fiscal year end on December 31. The first quarters of our fiscal year in 2010 and 2009 ended on April 2, 2010 and April 3, 2009, respectively.
New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosures About Fair Value Measurements. This accounting standard update adds new requirements for fair value measurement disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 was effective for the Company beginning January 1, 2010 and its adoption did not have a material impact on the Company’s existing disclosures.
Note 2. Fair Value Measurements
ASC 820 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company recognizes and reports significant transfers between Level 1 and Level 2, and into and out of Level 3, as of the actual date of the event or change in circumstances that caused the transfer.

Form 10-Q

The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of April 2, 2010 and December 31, 2009:

Description
	Level 1	Level 2	Level 3	Impact of Netting	April 2, 2010
Assets:
Cash equivalents:
Time deposits	$-	$65,006	$-	$-	$65,006
Mutual funds	$-	$55,776	$-	$-	$55,776

Foreign exchange forward contracts:
Derivative assets	$-	$5,464	$-	$(20)	$5,444

Cash surrender value of life insurance	$-	$7,478	$-	$-	$7,478

Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$-	$80	$-	$(20)	$60

Description
	Level 1	Level 2	Level 3	Impact of Netting	December 31, 2009
Assets:
Cash equivalents
Time deposits	$-	$70,041	$-	$-	$70,041
Mutual funds	$-	$95,871	$-	$-	$95,871

Foreign exchange forward contracts:
Derivative assets	$-	$1,768	$-	$(230)	$1,538

Cash surrender value of life insurance	$-	$8,036	$-	$-	$8,036

Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$-	$621	$-	$(230)	$391
Cash equivalents, included in cash and equivalents on our unaudited condensed consolidated balance sheet, include money market mutual funds and time deposits, placed with a variety of high credit quality financial institutions. Time deposits are valued based on current interest rates and mutual funds are valued at the net asset value of the fund. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the derivative contracts in the table above is reported on a gross basis by level based on the fair value hierarchy with a corresponding adjustment for netting for financial statement presentation purposes, where appropriate. The Company often enters into derivative contracts with a single counterparty and certain of these contracts are covered under a master netting agreement. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates. As of December 31, 2009, the derivative contracts above include $184 of assets and $2 of liabilities included in other assets, net and other long-term liabilities, respectively, on our unaudited condensed consolidated balance sheet.

Form 10-Q

The cash surrender value of life insurance represents insurance contracts held as assets in a rabbi trust to fund the Company’s deferred compensation plan. These assets are included in other assets, net on our unaudited condensed consolidated balance sheet. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants.
On an ongoing basis, the Company evaluates the carrying value of the GoLite trademark, which is licensed to a third party, for events or changes in circumstances indicating the carrying value of the asset may not be recoverable. Factors considered include the ability of the licensee to obtain necessary financing, the impact of changes in economic conditions and an assessment of the Company’s ability to recover all contractual payments when due under the licensing arrangement. During the first quarter of 2009, using Level 3 input factors noted above, the Company determined that the carrying value of the GoLite trademark was impaired and recorded a pre-tax non-cash charge of approximately $925, which reduced the carrying value of the trademark to zero at April 3, 2009. The charge is reflected in our Europe segment.
Note 3. Derivatives
In the normal course of business, the financial position and results of operations of the Company are impacted by currency rate movements in foreign currency denominated assets, liabilities and cash flows as we purchase and sell goods in local currencies. We have established policies and business practices that are intended to mitigate a portion of the effect of these exposures. We use derivative financial instruments, specifically forward contracts, to manage our currency exposures. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Derivatives entered into by the Company are either designated as cash flow hedges of forecasted foreign currency transactions or are undesignated economic hedges of existing intercompany assets and liabilities, certain third party assets and liabilities, and non-US dollar-denominated cash balances.
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
Cash Flow Hedges
The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations on certain of its forecasted foreign currency denominated sales transactions. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses and inter-company charges, as well as collections and payments. The risk in these exposures is the potential for losses associated with the remeasurement of non-functional currency cash flows into the functional currency. The Company has a hedging program to aid in mitigating its foreign currency exposures and to decrease the volatility in earnings. Under this hedging program, the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. A hedge is effective if the changes in the fair value of the derivative provide offset of at least 80 percent and not more than 125 percent of the changes in the fair value or cash flows of the hedged item attributable to the risk being hedged. The Company uses regression analysis to assess the effectiveness of a hedge relationship.
Forward contracts designated as cash flow hedging instruments are recorded in our unaudited condensed consolidated balance sheet at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income (“OCI”) and reclassified to earnings, in cost of goods sold, in the period that the hedged transaction is

Form 10-Q

recognized in earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in our unaudited condensed consolidated statement of operations in other, net. The amount of hedge ineffectiveness reported in other, net for the quarters ended April 2, 2010 and April 3, 2009 was not material.
As of April 2, 2010, we had forward contracts maturing at various dates through January 2011 to sell the equivalent of $103,911 in foreign currencies at contracted rates. As of December 31, 2009, we had forward contracts maturing at various dates through January 2011 to sell the equivalent of $101,138 in foreign currencies at contracted rates. As of April 3, 2009, we had forward contracts maturing at various dates through January 2010 to sell the equivalent of $104,532 in foreign currencies at contracted rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Notional Amount
Currency	April 2, 2010	December 31, 2009	April 3, 2009

Pound Sterling	$22,093	$20,657	$19,198
Euro	64,743	64,398	63,824
Japanese Yen	17,075	16,083	21,510

Total	$103,911	$101,138	$104,532

Other Derivative Contracts
We also enter into derivative contracts to manage foreign currency exchange risk on intercompany accounts receivable and payable, third-party accounts receivable and payable, and non-U.S. dollar-denominated cash balances using forward contracts. These forward contracts, which are undesignated hedges of economic risk, are recorded at fair value on the balance sheet, with changes in the fair value of these instruments recognized in earnings immediately. The gains or losses related to the contracts largely offset the remeasurement of those assets and liabilities.
As of April 2, 2010, we had forward contracts maturing at various dates through July 2010 to sell the equivalent of $48,645 in foreign currencies at contracted rates and to buy the equivalent of $(30,490) in foreign currencies at contracted rates. As of December 31, 2009, we had forward contracts maturing at various dates through April 2010 to sell the equivalent of $44,293 in foreign currencies at contracted rates and to buy the equivalent of $(22,572) in foreign currencies at contracted rates. As of April 3, 2009, we had forward contracts maturing at various dates through July 2009 to sell the equivalent of $49,596 in foreign currencies at contracted rates and to buy the equivalent of $(24,705) in foreign currencies at contracted rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Notional Amount
Currency	April 2, 2010	December 31, 2009	April 3, 2009

Pound Sterling	$(18,873)	$(12,922)	$(15,985)
Euro	11,310	14,122	13,053
Japanese Yen	11,721	8,013	17,071
Canadian Dollar	6,439	8,204	6,661
Norwegian Kroner	4,779	2,335	1,971
Swedish Krona	2,779	1,969	2,120

Total	$18,155	$21,721	$24,891

Form 10-Q

Fair Value of Derivative Instruments
The following table summarizes the fair values and presentation in the unaudited condensed consolidated balance sheets for derivatives, which consist of foreign exchange forward contracts, as of April 2, 2010, December 31, 2009 and April 3, 2009:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	April 2,	December 31,	April 3,	April 2,	December 31,	April 3,
Balance Sheet Location	2010	2009	2009	2010	2009	2009

Derivatives designated as hedge instruments:

Derivative assets	$5,246	$1,313	$4,803	$20	$224	$75
Derivative liabilities	-	6	-	7	335	1,068
Other assets, net	-	184	-	-	-	-
Other long-term liabilities	-	-	-	-	2	-

	$5,246	$1,503	$4,803	$27	$561	$1,143

Derivatives not designated as hedge instruments:

Derivative assets	$218	$265	$170	$-	$-	$12
Derivative liabilities	-	-	-	53	60	144

	$218	$265	$170	$53	$60	$156

Total derivatives	$5,464	$1,768	$4,973	$80	$621	$1,299

The Effect of Derivative Instruments on the Statements of Operations for the Quarters Ended April 2, 2010 and April 3, 2009

				Amount of Gain/(Loss)
	Amount of Gain/(Loss)		Location of Gain/(Loss)	Reclassified from
	Recognized in OCI on		Reclassified from	Accumulated OCI into
Derivatives in	Derivatives, Net of Taxes		Accumulated OCI into	Income
Cash Flow	(Effective Portion)		Income	(Effective Portion)
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009

Foreign exchange forward contracts	$4,958	$3,477	Cost of goods sold	$1,333	$7,316
The Company expects to reclassify pre-tax gains of $5,218 to the income statement within the next twelve months.

Form 10-Q

		Amount of Gain/(Loss)
		Recognized in
Derivatives not Designated	Location of Gain/(Loss) Recognized	Income on Derivatives
as Hedging Instruments	In Income on Derivatives	2010	2009

Foreign exchange forward contracts	Other, net	$(2,167)	$2,424
Note 4. Share-Based Compensation
Share-based compensation costs were recorded in Cost of goods sold, Selling expense and General and administrative expense as follows for the quarters ended April 2, 2010 and April 3, 2009, respectively:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
Cost of goods sold	$82	$89
Selling expense	499	468
General and administrative expense	977	254

Total share-based compensation	$1,558	$811

Long Term Incentive Programs
2010 Executive Long Term Incentive Program
On March 3, 2010, the Management Development and Compensation Committee of the Board of Directors approved the terms of The Timberland Company 2010 Executive Long Term Incentive Program (“2010 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and employees. On March 4, 2010, the Board of Directors also approved the 2010 LTIP with respect to the Company’s Chief Executive Officer. The 2010 LTIP was established under the Company’s 2007 Incentive Plan. The awards are subject to future performance, and consist of performance stock units (“PSUs”), equal in value to one share of the Company’s Class A Common Stock, and performance stock options (“PSOs”), with an exercise price of $19.45 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on March 4, 2010, the date of grant). Shares with respect to the PSUs will be granted and will vest following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The PSOs will vest in three equal annual installments following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The payout of the performance awards will be based on the Company’s achievement of certain levels of revenue growth and earnings before interest, taxes, depreciation and amortization (“EBITDA”), with threshold, budget, target and maximum award levels based upon actual revenue growth and EBITDA of the Company during the applicable performance periods equaling or exceeding such levels. The performance period for the PSUs is the three-year period from January 1, 2010 through December 31, 2012, and the performance period for the PSOs is the twelve-month period from January 1, 2010 through December 31, 2010. No awards shall be made or earned, as the case may be, unless the threshold goal is attained, and the maximum payout may not exceed 200% of the target award.

Form 10-Q

The maximum number of shares to be awarded with respect to PSUs under the March 4, 2010 grants is 516,400, which, if earned, will be settled in early 2013. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the 2010 PSUs was $1,907 as of April 2, 2010. This expense is expected to be recognized over a weighted-average remaining period of 2.9 years.
The maximum number of shares subject to exercise with respect to PSOs under the March 4, 2010 grants is 720,800, which, if earned, will be settled, subject to the vesting schedule noted above, in early 2011. Based on current estimates of the performance metrics, unrecognized compensation expense related to the 2010 PSOs was $1,773 as of April 2, 2010. This expense is expected to be recognized over a weighted-average remaining period of 2.9 years.
2009 Executive Long Term Incentive Program
On March 4, 2009, the Management Development and Compensation Committee of the Board of Directors approved the terms of The Timberland Company 2009 Executive Long Term Incentive Program (“2009 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and employees. On March 5, 2009, the Board of Directors also approved the 2009 LTIP with respect to the Company’s Chief Executive Officer. The 2009 LTIP was established under the Company’s 2007 Incentive Plan. The awards are subject to future performance, and consist of PSUs, equal in value to one share of the Company’s Class A Common Stock, and PSOs, with an exercise price of $9.34 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on March 5, 2009, the date of grant). Shares with respect to the PSUs will be granted and will vest following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The PSOs will vest in three equal annual installments following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The payout of the performance awards will be based on the Company’s achievement of certain levels of EBITDA, with threshold, budget, target and maximum award levels based upon actual EBITDA of the Company during the applicable performance periods equaling or exceeding such levels. The performance period for the PSUs is the three-year period from January 1, 2009 through December 31, 2011, and the performance period for the PSOs was the twelve-month period from January 1, 2009 through December 31, 2009. No awards shall be made or earned, as the case may be, unless the threshold goal is attained, and the maximum payout may not exceed 200% of the target award.
The maximum number of shares to be awarded with respect to PSUs under the March 5, 2009 grants is 772,500, which, if earned, will be settled in early 2012. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the 2009 PSUs was $1,784 as of April 2, 2010. This expense is expected to be recognized over a weighted-average remaining period of 1.9 years.
Based on actual performance, the number of shares subject to exercise with respect to PSOs under the March 5, 2009 grants is 599,619, which shares were settled on March 4, 2010, subject to the vesting schedule noted above.
The Company estimates the fair value of its PSOs on the date of grant using the Black-Scholes option valuation model, which employs the following assumptions:

	2010 LTIP	2009 LTIP
	For the Quarter	For the Quarter
	Ended April 2,	Ended April 3,
	2010	2009
Expected volatility	47.6%	41.8%
Risk-free interest rate	2.7%	1.9%
Expected life (in years)	6.2	6.5
Expected dividends	-	-

Form 10-Q

The following summarizes activity associated with stock options earned under the Company’s 2009 LTIP and excludes the performance-based awards noted above under the 2010 LTIP for which performance conditions have not been met:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2010	-	$-
Settled	599,619	9.52
Exercised	-	-
Expired or forfeited	(9,548)	9.34

Outstanding at April 2, 2010	590,071	$9.53	8.9	$7,071

Vested or expected to vest at April 2, 2010	526,983	$9.51	8.9	$6,322

Exercisable at April 2, 2010	-	-	-	-

Unrecognized compensation expense related to the 2009 PSOs was $1,389 as of April 2, 2010. This expense is expected to be recognized over a weighted-average remaining period of 1.9 years.
Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model, which employs the assumptions noted in the following table, for stock option awards excluding awards issued under the Company’s Long Term Incentive Programs discussed above:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
Expected volatility	48.4%	42.4%
Risk-free interest rate	2.4%	2.1%
Expected life (in years)	5.0	7.5
Expected dividends	-	-
The following summarizes transactions under stock option arrangements excluding awards under the 2009 LTIP, which are summarized above, and the performance-based awards noted above under the 2010 LTIP for which performance conditions have not been met:

Form 10-Q

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2010	3,908,270	$25.05
Granted	6,000	19.45
Exercised	(58,347)	12.33
Expired or forfeited	(50,336)	23.46

Outstanding at April 2, 2010	3,805,587	$25.26	5.15	$7,701

Vested or expected to vest at April 2, 2010	3,771,399	$25.37	5.11	$7,434

Exercisable at April 2, 2010	3,347,103	$26.89	4.65	$3,927

Unrecognized compensation expense related to nonvested stock options was $1,492 as of April 2, 2010. This expense is expected to be recognized over a weighted-average remaining period of 1.4 years.
Nonvested Shares and Restricted Stock Units
Changes in the Company’s nonvested shares and restricted stock units, excluding awards under the Company’s Long Term Incentive Programs discussed above, for the quarter ended April 2, 2010 are as follows:

		Weighted-		Weighted-
		Average		Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Units	Fair Value
Nonvested at January 1, 2010	86,102	$15.59	297,758	$13.74
Awarded	-	-	2,000	19.45
Vested	(30,061)	10.25	(43,331)	14.70
Forfeited	-	-	(7,327)	14.48

Nonvested at April 2, 2010	56,041	$18.46	249,100	$13.59

Expected to vest at April 2, 2010	56,041	$18.46	233,311	$13.57

Unrecognized compensation expense related to nonvested restricted stock awards was $131 as of April 2, 2010, and the expense is expected to be recognized over a weighted-average remaining period of 0.8 years. Unrecognized compensation expense related to nonvested restricted stock units was $1,921 as of April 2, 2010, and the expense is expected to be recognized over a weighted-average remaining period of 1.3 years.
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

Form 10-Q

The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the quarters ended April 2, 2010 and April 3, 2009:

	For the Quarter Ended
	April 2, 2010			April 3, 2009
		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$25,747	54,166	$.48	$15,877	57,108	$.28
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	-	289	(.01)	-	16	-
Nonvested shares	-	188	-	-	678	(.01)

Diluted EPS	$25,747	54,643	$.47	$15,877	57,802	$.27

The following stock options and nonvested shares (in thousands) were outstanding as of April 2, 2010 and April 3, 2009, but were not included in the computation of diluted EPS as their inclusion would be anti-dilutive:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
Anti-dilutive securities	2,918	4,031
Note 6. Comprehensive Income
Comprehensive income for the quarters ended April 2, 2010 and April 3, 2009 is as follows:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
Net income	$25,747	$15,877
Change in cumulative translation adjustment	(7,478)	(3,770)
Change in fair value of cash flow hedges, net of taxes	4,054	(1,138)
Change in other adjustments, net of taxes	(52)	-

Comprehensive income	$22,271	$10,969

The components of accumulated other comprehensive income as of April 2, 2010, December 31, 2009 and April 3, 2009 were:

	April 2, 2010	December 31, 2009	April 3, 2009
Cumulative translation adjustment	$6,175	$13,653	$4,006
Fair value of cash flow hedges, net of taxes of $261 at April 2, 2010, $47 at December 31, 2009 and $183 at April 3, 2009	4,958	904	3,491
Other adjustments, net of taxes of $99 at April 2, 2010, $147 at December 31, 2009 and $7 at April 3, 2009	439	491	138

Total	$11,572	$15,048	$7,635

Note 7. Business Segments and Geographic Information
The Company has three reportable segments: North America, Europe and Asia. The composition of the segments is consistent with that used by the Company’s chief operating decision maker.

Form 10-Q

The North America segment is comprised of the sale of products to wholesale and retail customers in North America. It includes Company-operated specialty and factory outlet stores in the United States and our United States e-commerce business. This segment also includes royalties from licensed products sold worldwide, the related management costs and expenses associated with our worldwide licensing efforts, and certain marketing expenses and value-added services. Beginning in the first quarter of 2010, results for the North America segment include certain U.S. distribution expenses, customer operations and service costs, credit management and short-term incentive compensation costs that were recorded in Unallocated Corporate in prior quarters. These prior period costs have been reclassified to North America to conform to the current period presentation.
The Europe and Asia segments each consist of the marketing, selling and distribution of footwear, apparel and accessories outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale, retail and e-commerce channels to sell footwear, apparel and accessories), franchisees and independent distributors. Certain distributor revenue and operating income reflected in our Europe segment in prior periods has been reclassified to Asia to conform to the current period presentation. Additionally, certain expenses, primarily related to short-term incentive compensation costs previously reported in Unallocated Corporate, have been reclassified to Europe and Asia to conform to the current period presentation.
Unallocated Corporate consists primarily of corporate finance, information services, legal and administrative expenses, share-based compensation costs, global marketing support expenses, worldwide product development costs and other costs incurred in support of Company-wide activities. Unallocated Corporate also includes certain value chain costs such as sourcing and logistics, as well as inventory variances. Beginning in the first quarter of 2010, certain U.S. distribution expenses and short-term incentive compensation costs previously reported in Unallocated Corporate were reclassified to North America, Europe and Asia. Additionally, Unallocated Corporate includes total other income/(expense), net, which is comprised of interest income, interest expense, and other, net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives not designated as hedges, currency gains and losses incurred on the settlement of local currency denominated assets and liabilities, and other miscellaneous non-operating income/(expense). Such income/(expense) is not allocated among the reportable business segments.
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
For the Quarters Ended April 2, 2010 and April 3, 2009

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2010

Revenue	$121,858	$151,630	$43,554	$-	$317,042

Operating income/(loss)	21,642	37,268	6,847	(26,369)	39,388

Income/(loss) before income taxes	21,642	37,268	6,847	(26,568)	39,189

Total assets	214,537	328,995	61,491	186,005	791,028

Goodwill	36,876	7,477	-	-	44,353

2009

Revenue	$119,858	$139,529	$37,261	$-	$296,648

Operating income/(loss)	9,561	29,890	1,890	(23,158)	18,183

Income/(loss) before income taxes	9,561	29,890	1,890	(23,502)	17,839

Total assets	239,796	273,040	72,989	182,206	768,031

Goodwill	36,876	6,994	-	-	43,870

Form 10-Q

The following summarizes our revenue by product for the quarters ended April 2, 2010 and April 3, 2009:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
Footwear	$225,561	$211,641
Apparel and accessories	85,689	78,664
Royalty and other	5,792	6,343

Total	$317,042	$296,648

Note 8. Inventory, net
Inventory, net consists of the following:

	April 2, 2010	December 31, 2009	April 3, 2009
Materials	$8,442	$7,944	$7,978
Work-in-process	1,165	740	1,189
Finished goods	127,334	149,857	153,616

Total	$136,941	$158,541	$162,783

Note 9. Acquisition
On March 16, 2009, we acquired 100% of the stock of Glaudio Fashion B.V. (“Glaudio”) for approximately $1,500, net of cash acquired. Glaudio operates nine Timberland® retail stores in the Netherlands and Belgium which sell Timberland® footwear, apparel, leather goods and product-care products for men, women and kids. The acquisition was effective March 1, 2009, and its results have been included in our Europe segment from the effective date of the acquisition. The acquisition of Glaudio was not material to the results of operations, financial position or cash flows of the Company.
Note 10. Income Taxes
In February 2009, the Company received notification that our U.S. federal tax examinations for 2006 and 2007 had been completed. Accordingly, in the first quarter of 2009, we reversed approximately $6,400 of accruals related to uncertain tax positions.
In December 2009, we received a Notice of Assessment from the Internal Revenue Department of Hong Kong for approximately $17,600 with respect to the tax years 2004 through 2008. In connection with the assessment, the Company is required to make payments to the Internal Revenue Department of Hong Kong totaling approximately $7,500 in the second quarter of 2010. We believe we have a sound defense to the proposed adjustment and will continue to firmly oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, actual resolution may differ from our current estimates, and such differences could have a material impact on our future effective tax rate and our results of operations.

Form 10-Q

Note 11. Stockholders’ Equity
On March 10, 2008, our Board of Directors approved the repurchase of up to 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 1,022,393 for the quarter ended April 2, 2010. As of April 2, 2010, 301,866 shares remained available for repurchase under this authorization.
On December 3, 2009, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock, all of which remained available for repurchase as of April 2, 2010.
From time to time, we use plans adopted under Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, to facilitate share repurchases.
During the first quarter of 2010, 200,000 shares of Class B Common Stock were converted to an equivalent amount of Class A Common Stock.
Note 12. Litigation
We are involved in various litigation and legal proceedings that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on our consolidated financial statements.
13. Subsequent Event
On April 27, 2010, the Company received $1,500 to terminate, as of December 2010, a worldwide licensing arrangement associated with its luggage, travel bags and backpacks. The gain realized from the termination of the licensing arrangement will be recorded in the Company’s second quarter 2010 results of operations.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition and results of operations of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “its”, “Timberland” or the “Company”), as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Included herein are discussions and reconciliations of Total Company, Europe and Asia revenue changes to constant dollar revenue changes. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, are not Generally Accepted Accounting Principle (‘‘GAAP’’) performance measures. The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency exchange rate fluctuations. We provide constant dollar revenue changes for Total Company, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates. The limitation of this measure is that it excludes items that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with the GAAP numbers.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these

Form 10-Q

financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals, share-based compensation and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in, or that result from, applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
A summary of our first quarter of 2010 financial performance, compared to the first quarter of 2009, follows:
•	First quarter revenue increased 6.9%, or 3.2% on a constant dollar basis.

•	Gross margin increased 370 basis points to 49.8%.

•	Operating income increased $21.2 million to $39.4 million.

•	Net income increased from $15.9 million to $25.7 million.

•	Diluted earnings per share increased to $0.47 from $0.27.

•	Cash at the end of the quarter was $238.5 million with no debt outstanding.
Results of Operations for the Quarter Ended April 2, 2010 as Compared to the Quarter Ended April 3, 2009

Form 10-Q

Revenue
In the first quarter of 2010, our consolidated revenues grew 6.9% to $317.0 million, reflecting growth across North America, Europe and Asia and favorable foreign exchange rate impacts. Nearly every market in Europe and Asia delivered top-line growth for the first quarter of 2010 compared to the prior year period. Double-digit growth in the UK and Italy, our largest markets in Europe, and strong growth in Spain and Scandinavia were partially offset by declines in our European distributor business. Revenue in China more than doubled in the first quarter and Taiwan posted double-digit growth for the quarter, leading the favorable year over year comparison in Asia. On a constant dollar basis, consolidated revenues increased 3.2%.
Products
By product group, our footwear revenues increased 6.6% to $225.5 million compared to the prior year and apparel and accessories revenues grew 8.9% to $85.7 million. Growth in footwear revenues was driven primarily by improved wholesale revenue in Asia and Europe, benefits from foreign exchange and higher comparable store sales globally. Footwear revenue in North America was relatively flat compared to the prior year quarter, although we did see high single-digit growth in our Timberland PRO® line. The improvement in apparel and accessories revenues compared to the prior year reflects revenue growth in North America and Asia related to sales of apparel in our own stores and through our wholesale partners, partially offset by declines in our European wholesale apparel business. Royalty and other revenue decreased 8.7% to $5.8 million compared to the prior year period primarily due to a decline in licensed kids’ apparel in Europe.
Channels
Wholesale revenue was $231.9 million in the first quarter of 2010, a 6.1% increase compared to the prior year quarter driven primarily by favorable foreign exchange rate impacts. During the quarter, we saw double-digit growth in Asia, a positive trend in Europe and flat performance in North America.
Retail revenues grew 9.1% to $85.1 million in the first quarter of 2010, driven by favorable foreign exchange rate impacts and solid comparable store sales growth. Comparable store sales were up 4.5% compared to the first quarter of 2009 in our specialty and outlet stores across North America, Europe and Asia. We had 220 Company-owned stores, shops and outlets worldwide at the end of the first quarter of 2010 compared to 216 at the end of the first quarter of 2009.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 49.8% for the first quarter of 2010, a 370 basis point improvement compared to the first quarter of 2009. Gross margin improvement for the quarter was driven by product mix, better pricing in part due to less promotional activity in retail, favorable channel mix, and lower product costs. While the Company expects the benefits from product mix to continue, it believes that increased product costs as a result of higher leather, transportation and labor costs could adversely impact gross margin in the second half of 2010.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $10.9 million and $13.9 million for the first quarters of 2010 and 2009, respectively. The decrease is principally the result of freight cost favorability quarter over quarter.
Operating Expense
Operating expense for the first quarter of 2010 was $118.6 million, flat when compared to the first quarter of 2009. Foreign exchange rate impacts increased selling and general and administrative expenses by approximately $3.7 million in the first quarter of 2010. This impact was partially offset as 2010 included a $1.5 million gain related to the termination of a licensing agreement and 2009 included a charge of $0.9 million to reflect the impairment of a trademark.

Form 10-Q

Selling expense was $92.7 million in the first quarter of 2010, an increase of less than 1% over the same period in 2009. Selling expense reflects decreased advertising spend and fixed asset write-offs compared to the prior year period offset by unfavorable foreign exchange rate movements and higher incentive compensation costs.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $8.4 million and $9.0 million in the first quarters of 2010 and 2009, respectively.
In the first quarters of 2010 and 2009, we recorded $0.7 million and $0.6 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $5.2 million and $4.9 million for the quarters ended April 2, 2010 and April 3, 2009, respectively.
Advertising expense, which is included in selling expense, was $3.9 million and $4.6 million in the first quarters of 2010 and 2009, respectively. A decrease in production costs associated with our Spring 2009 media campaigns was partially offset by continued investment in Internet and other digital media initiatives. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and Internet campaigns, production costs including agency fees, and catalog costs. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of April 2, 2010 and April 3, 2009 was $1.3 million and $2.3 million, respectively.
General and administrative expense for the first quarter of 2010 was $25.9 million, an increase of 1.9% compared to the $25.4 million reported in the first quarter of 2009, driven by increases in incentive compensation costs of $2.6 million, partially offset by a gain of $1.5 million associated with the termination of a licensing agreement and reductions in marketing and discretionary spending.
Total operating expense in the first quarter of 2009 included a charge of $0.9 million for the impairment of a trademark, and restructuring credits of $0.1 million.
Operating Income/(Loss)
We recorded operating income of $39.4 million in the first quarter of 2010, compared to operating income of $18.2 million in the prior year period. Operating income included an intangible asset impairment charge of $0.9 million and restructuring credits of $0.1 million in the first quarter of 2009.
Other Income/(Expense) and Taxes
Interest income was $0.1 million and $0.4 million in the first quarters of 2010 and 2009, respectively, reflecting lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and interest paid on short-term borrowings, was $0.1 million in each of the first quarters of 2010 and 2009.
Other, net, included foreign exchange losses of $0.4 million and $0.3 million in the first quarters of 2010 and 2009, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of local currency denominated receivables and payables. These results were driven by the volatility of exchange rates within the first quarters of 2010 and 2009 and should not be considered indicative of expected future results.
The effective income tax rate for the first quarter of 2010 was 34.3%. The Company anticipates that its effective tax rate for 2010 will be lower than its overall statutory rate of 39%. The effective income tax rate for the first quarter of 2009 was 11%. The rate in 2009 was impacted by the release of approximately $6.4 million in specific tax reserves due to the closure of certain audits in the first quarter of 2009 and the geographic mix of our profits.

Form 10-Q

In December 2009, we received a Notice of Assessment from the Internal Revenue Department of Hong Kong for approximately $17.6 million with respect to the tax years 2004 through 2008. In connection with the assessment, the Company is required to make payments to the Internal Revenue Department of Hong Kong totaling approximately $7.5 million in the second quarter of 2010. We believe we have a sound defense to the proposed adjustment and will continue to firmly oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, actual resolution may differ from our current estimates, and such differences could have a material impact on our future effective tax rate and our results of operations.
Segments Review
We have three reportable business segments (see Note 7 to the unaudited condensed consolidated financial statements contained herein): North America, Europe and Asia. Beginning in the first quarter of 2010, certain U.S. distribution expenses and short-term incentive compensation costs previously reported in Unallocated Corporate were reclassified to North America, Europe and Asia to conform to the current period presentation. Additionally, certain distributor revenue and operating income reflected in our Europe segment in prior periods has been reclassified to Asia to conform to the current period presentation.
Revenue by segment for the quarter ended April 2, 2010 compared to the quarter ended April 3, 2009 is as follows (dollars in millions):

	For the Quarter Ended
	April 2,	April 3,
	2010	2009	% Change
North America	$121.9	$119.8	1.7%
Europe	151.6	139.5	8.7
Asia	43.5	37.3	16.9

	$317.0	$296.6	6.9

Operating income/(loss) by segment and as a percentage of revenue for the quarters ended April 2, 2010 and April 3, 2009 are included in the table below (dollars in millions). Segment operating income is presented as a percentage of its respective segment revenue. Unallocated Corporate expenses are presented as a percentage of total revenue.

	For the Quarter Ended
	April 2,		April 3,
	2010		2009
North America	$21.6	17.8%	$9.6	8.0%
Europe	37.3	24.6	29.9	21.4
Asia	6.9	15.7	1.9	5.1
Unallocated Corporate	(26.4)	(8.3)	(23.2)	(7.8)

	$39.4	12.4	$18.2	6.1

North America
North America revenues were $121.9 million in the first quarter of 2010, an increase of 1.7% as compared to the same period in 2009. Growth in apparel and accessories and high-single digit growth in our Timberland PRO® footwear line was partially offset by declines in other footwear. Within North America, our retail business had revenue growth of 4.6%, driven by a 2.7% increase in comparable store sales. We had 67 stores at April 2, 2010 compared to 68 stores at April 3, 2009.

Form 10-Q

Operating income for our North America segment was $21.6 million, compared to $9.6 million for the first quarter of 2009. The increase was driven by a 790 basis point improvement in gross margin, due primarily to favorable product mix, reduced product costs, less promotional activity in retail, and lower provisions for inventory and sales returns and allowances, combined with a 4.8% decrease in operating expenses. Operating expenses in 2010 reflect a gain of $1.5 million associated with the termination of a licensing agreement and a reduction of $0.7 million associated with fixed asset write-offs related to our e-commerce business and underperforming retail stores in 2009. These improvements were partially offset by increases in Internet marketing and other digital media initiatives.
Europe
Europe recorded revenues of $151.6 million in the first quarter of 2010, which was an 8.7% increase from the first quarter of 2009, and an increase of 2.6% on a constant dollar basis. Growth across our major markets in Europe, in particular the UK, was partially offset by weakness in certain distributor markets, such as Greece, Turkey and the Middle East. Both wholesale and retail channels showed strong growth in footwear. Strength in retail apparel sales was offset by apparel revenue declines in the wholesale channel. Retail growth of 18.8% was driven by comparable store sales growth of 6.0% and favorable foreign exchange rate impacts. We had 63 stores at both April 2, 2010 and April 3, 2009.
Timberland’s European segment recorded operating income of $37.3 million in the first quarter of 2010, compared to operating income of $29.9 million in the first quarter of 2009. Growth in Europe was driven by a 170 basis point increase in gross margin from favorable product and channel mix, as well as lower product costs. The increase in margin was partially offset by a 3.5% increase in operating expenses, due principally to the impact of changes in foreign exchange rates. Operating expense for 2009 included a $0.9 million charge for the impairment of a trademark.
Asia
In Asia, revenues increased 16.9%, or 12.6% in constant dollars, to $43.5 million in the first quarter of 2010 due to strong wholesale growth in China and Taiwan, driven by sales of men’s footwear and apparel. Retail revenues were up slightly, driven by favorable foreign exchange rate impacts. Comparable store sales grew 4.9%. We had 90 stores at April 2, 2010 compared to 85 stores at April 3, 2009.
We had operating income in our Asia segment of $6.9 million for the first quarter of 2010, compared to operating income of $1.9 million for the first quarter of 2009, driven by a 130 basis point improvement in gross margin, reflecting favorable foreign exchange rate impacts and lower levels of sales returns and allowances. In addition, operating expenses decreased 6.6% due to lower employee-related costs.
Corporate Unallocated
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, increased 13.9% to $26.4 million, which reflects higher incentive compensation costs.
Reconciliation of Total Company, Europe and Asia Revenue Increases/(Decreases) To Constant Dollar Revenue Increases/(Decreases)
Total Company Revenue Reconciliation:

	For the Quarter
	Ended April 2, 2010
	$ Change
	(millions)	% Change

Revenue increase (GAAP)	$20.4	6.9%
Increase due to foreign exchange rate changes	10.8	3.7%

Revenue increase in constant dollars	$9.6	3.2%

Form 10-Q

Europe Revenue Reconciliation:

	For the Quarter
	Ended April 2, 2010
	$ Change
	(millions)	% Change

Revenue increase (GAAP)	$12.1	8.7%
Increase due to foreign exchange rate changes	8.4	6.1%

Revenue increase in constant dollars	$3.7	2.6%

Asia Revenue Reconciliation:

	For the Quarter
	Ended April 2, 2010
	$ Change
	(millions)	% Change

Revenue increase (GAAP)	$6.3	16.9%
Increase due to foreign exchange rate changes	1.6	4.3%

Revenue increase in constant dollars	$4.7	12.6%
The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency. We calculate constant dollar revenue changes by recalculating current year revenue using the prior year’s exchange rates and comparing it to the prior year revenue reported on a GAAP basis. We provide constant dollar revenue changes for Total Company, Europe and Asia results because we use the measure to understand the underlying growth rate of revenue excluding the impact of items that are not under management’s direct control, such as changes in foreign exchange rates.
Accounts Receivable and Inventory
Accounts receivable were $157.6 million as of April 2, 2010, compared with $149.2 million at December 31, 2009 and $172.3 million at April 3, 2009. Day’s sales outstanding were 45 days as of April 2, 2010, compared with 35 days as of December 31, 2009 and 52 days as of April 3, 2009. Wholesale day’s sales outstanding were 51 days as of April 2, 2010, compared with 45 days as of December 31, 2009 and 58 days as of April 3, 2009. We continued to improve our collection performance despite the difficult economic environment.
Inventory was $136.9 million as of April 2, 2010, compared with $158.5 million as of December 31, 2009 and $162.8 million as of April 3, 2009, reflecting continued disciplined inventory management. Excess and obsolete inventory represents a smaller percentage of our overall inventory than it has historically.
Liquidity and Capital Resources
Net cash used by operations for the first quarter of 2010 was $26.3 million, compared with $44.3 million for the first quarter of 2009. The improvement in cash usage was due primarily to higher net income and the timing of tax payments.

Form 10-Q

Net cash used for investing activities was $2.8 million in the first quarter of 2010, compared with $4.4 million in the first quarter of 2009. Cash used for the acquisition of Glaudio, net of cash acquired, was $1.5 million in the first quarter of 2009. Capital spending totaled $2.8 million in the first quarters of 2010 and 2009.
Net cash used by financing activities was $18.9 million in the first quarter of 2010, compared with $8.5 million in the first quarter of 2009. Cash flows for financing activities reflected share repurchases of $19.5 million in the first quarter of 2010, compared with $9.1 million in the first quarter of 2009.
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
Additionally, consumer spending continues to be affected by the current macro-economic environment, particularly the disruption of the credit and stock markets and high unemployment. Continued deterioration, or lack of improvement, in the markets and economic conditions generally could adversely impact our customers and their ability to access credit.
We may utilize our committed and uncommitted lines of credit to fund our seasonal working capital needs. We have not experienced any restrictions on the availability of these lines and the adverse capital and credit market conditions are not expected to significantly affect our ability to meet our liquidity needs.
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Any letters of credit outstanding under the Agreement ($1.8 million at April 2, 2010) reduce the amount available for borrowing under the Agreement. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 0.3% at April 2, 2010), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of April 2, 2010, the applicable margin under the facility was 47.5 basis points. We pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of April 2, 2010, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed-charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
We have uncommitted lines of credit available from certain banks which totaled $30 million at April 2, 2010. Any borrowings under these lines would be at prevailing money market rates. Further, we have an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.
As of April 2, 2010 and April 3, 2009, we had no borrowings outstanding under any of our credit facilities.
Management believes that our operating costs, capital requirements and funding for our share repurchase program for the balance of 2010 will be funded through our current cash balances, our existing credit

Form 10-Q

facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and cash from operations, without the need for additional financing. However, as discussed in the sections entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and “Forward Looking Information” on page 2 of this Quarterly Report on Form 10-Q and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, several risks and uncertainties could require that the Company raise additional capital through equity and/or debt financing. From time to time, the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional financing will depend upon prevailing market conditions, our financial condition and the terms and conditions of such financing. The continued volatility in the credit markets could result in significant increases in borrowing costs for any new debt we may require.
Off-Balance Sheet Arrangements
Letters of Credit
As of both April 2, 2010 and April 3, 2009, we had letters of credit outstanding of $15.7 million. These letters of credit were issued principally in support of real estate commitments in 2010.
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
New Accounting Pronouncements
A discussion of new accounting pronouncements, none of which had a material impact on our operations, financial condition or liquidity, is included in Note 1 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lender’s cost of funds, plus an applicable spread, or prevailing money market rates. As of April 2, 2010 and April 3, 2009, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to mitigate the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are

Form 10-Q

carried at fair value on our balance sheet. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decreasing the volatility of our earnings. The foreign currency forward contracts under this program will expire in 10 months or less. Based upon a sensitivity analysis as of April 2, 2010, a 10% change in foreign exchange rates would cause the fair value of our derivative instruments to increase/decrease by approximately $11.5 million, compared to an increase/decrease of $12.2 million at December 31, 2009 and an increase/decrease of $12.6 million at April 3, 2009.
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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - OTHER INFORMATION
Item 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2009 (our “Annual Report on Form 10-K”), in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, and in the section entitled “Risk Factors” in Part II, Item 1A of any Quarterly Report on Form 10-Q filed subsequent to our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K, and in any Quarterly Report on Form 10-Q filed subsequent to our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Form 10-Q

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)

	For the Three Fiscal Months Ended April 2, 2010

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	Be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs

January 1 – January 29	-	$-	-	7,324,259
January 30 – February 26	409,865	17.99	409,865	6,914,394
February 27 – April 2	612,528	20.64	612,528	6,301,866

Q1 Total	1,022,393	$19.58	1,022,393
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	03/10/2008	6,000,000	None
Program 2	12/09/2009	6,000,000	None
No existing programs expired or were terminated during the reporting period.
* Fiscal month
** Based on trade date - not settlement date

Form 10-Q

Item 6. EXHIBITS
Exhibits.
Exhibit 10.1 – The Timberland Company 2010 Executive Long Term Incentive Program, filed herewith.
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

THE TIMBERLAND COMPANY (Registrant)

	By:	/s/ JEFFREY B. SWARTZ
Date: May 6, 2010		Jeffrey B. Swartz
Chief Executive Officer

	By:	/s/ CARRIE W. TEFFNER
Date: May 6, 2010		Carrie W. Teffner
Chief Financial Officer

Form 10-Q

EXHIBIT INDEX

Exhibit	Description

Exhibit 10.1	The Timberland Company 2010 Executive Long Term Incentive Program, filed herewith.

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.