Form 10-Q
period 2010-07-02
TIMBERLAND CO
filed 2010-08-06
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2010

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
☒ Yes      ☐ No
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
☐ Yes      ☒ No
On July 30, 2010, 41,550,103 shares of the registrant’s Class A Common Stock were outstanding and 10,889,160 shares of the registrant’s Class B Common Stock were outstanding.

Form 10-Q

THE TIMBERLAND COMPANY
FORM 10-Q

Page(s)
Part I Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets - July 2, 2010, December 31, 2009 and July 3, 2009	5

Unaudited Condensed Consolidated Statements of Operations - For the Quarters and Six Months Ended July 2, 2010 and July 3, 2009	6

Unaudited Condensed Consolidated Statements of Cash Flows - For the Six Months Ended July 2, 2010 and July 3, 2009	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

Part II Other Information

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	37

Signatures	38

Exhibit Index	39

Exhibits	40-51
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

Form 10-Q

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

Form 10-Q

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	July 2,	December 31,	July 3,
	2010	2009	2009
Assets
Current assets
Cash and equivalents	$237,798	$289,839	$183,919
Accounts receivable, net of allowance for doubtful accounts of $11,130 at July 2, 2010, $12,175 at December 31, 2009 and $11,124 at July 3, 2009	86,836	149,178	100,126
Inventory, net	177,206	158,541	180,392
Prepaid expense	31,506	32,863	35,121
Prepaid income taxes	27,244	11,793	24,720
Deferred income taxes	27,085	26,769	19,024
Derivative assets	7,882	1,354	2,284

Total current assets	595,557	670,337	545,586

Property, plant and equipment, net	64,502	69,820	74,185
Deferred income taxes	18,683	14,903	17,480
Goodwill	38,958	44,353	43,870
Intangible assets, net	36,195	45,532	46,572
Other assets, net	12,670	14,962	14,971

Total assets	$766,565	$859,907	$742,664

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$78,946	$79,911	$ 71,423
Accrued expense
Payroll and related	27,678	43,512	22,395
Other	52,877	81,988	54,264
Income taxes payable	15,330	21,959	533
Deferred income taxes	388	48	-
Derivative liabilities	91	389	4,565

Total current liabilities	175,310	227,807	153,180

Other long-term liabilities	38,234	36,483	35,809
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	-	-	-
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 75,072,360 shares issued at July 2, 2010, 74,570,388 shares issued at December 31, 2009 and 74,182,602 shares issued at July 3, 2009	751	746	742
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 10,889,160 shares issued and outstanding at July 2, 2010, 11,089,160 shares issued and outstanding at December 31, 2009 and 11,417,660 shares issued and outstanding at July 3, 2009	109	111	114
Additional paid-in capital	272,820	266,457	264,257
Retained earnings	976,978	974,683	914,672
Accumulated other comprehensive income	9,478	15,048	9,088
Treasury Stock at cost; 33,511,452 Class A shares at July 2, 2010, 31,131,253 Class A shares at December 31, 2009 and 29,402,811 Class A shares at July 3, 2009	(707,115)	(661,428)	(635,198)

Total stockholders’ equity	553,021	595,617	553,675

Total liabilities and stockholders’ equity	$766,565	$859,907	$742,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Quarter Ended		For the Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Revenue	$188,954	$179,702	$505,996	$476,350
Cost of goods sold	95,446	104,194	254,505	264,153

Gross profit	93,508	75,508	251,491	212,197

Operating expense
Selling	86,124	85,027	178,820	177,295
General and administrative	28,942	26,896	56,341	52,313
Impairment of goodwill	5,395	-	5,395	-
Impairment of intangible assets	7,854	-	7,854	925
Gain on termination of licensing agreements	(1,500)	-	(3,000)	-
Restructuring	-	(17)	-	(121)

Total operating expense	126,815	111,906	245,410	230,412

Operating income/(loss)	(33,307)	(36,398)	6,081	(18,215)

Other income/(expense), net
Interest income	148	299	221	739
Interest expense	(142)	(117)	(281)	(238)
Other, net	269	1,666	136	1,003

Total other income/(expense), net	275	1,848	76	1,504

Income/(loss) before income taxes	(33,032)	(34,550)	6,157	(16,711)

Income tax provision/(benefit)	(9,580)	(15,306)	3,862	(13,344)

Net income/(loss)	$(23,452)	$(19,244)	$2,295	$(3,367)

Earnings/(Loss) per share
Basic	$(.44)	$(.34)	$.04	$(.06)
Diluted	$(.44)	$(.34)	$.04	$(.06)
Weighted-average shares outstanding
Basic	53,225	56,273	53,698	56,695
Diluted	53,225	56,273	54,184	56,695
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net income/(loss)	$2,295	$ (3,367)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Deferred income taxes	(4,811)	5,224
Share-based compensation	3,647	2,580
Depreciation and other amortization	13,053	14,339
Provision for losses on accounts receivable	1,584	1,564
Impairment of goodwill	5,395	-
Impairment of intangible assets	7,854	925
Tax expense from share-based compensation, net of excess benefit	(303)	(444)
Unrealized (gain)/loss on derivatives	(176)	289
Other non-cash charges, net	222	514
Increase/(decrease) in cash from changes in operating assets and liabilities, net of the effect of business combinations:
Accounts receivable	53,559	67,098
Inventory	(20,139)	1,089
Prepaid expense and other assets	1,429	(1,802)
Accounts payable	(700)	(25,977)
Accrued expense	(43,006)	(35,674)
Prepaid income taxes	(15,451)	(8,032)
Income taxes payable	(3,611)	(24,678)
Other liabilities	205	(226)

Net cash provided/(used) by operating activities	1,046	(6,578)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(1,554)
Additions to property, plant and equipment	(7,289)	(7,757)
Other	(116)	(380)

Net cash used by investing activities	(7,405)	(9,691)

Cash flows from financing activities:
Common stock repurchases	(44,220)	(19,388)
Issuance of common stock	2,435	1,373
Excess tax benefit from share-based compensation	587	133
Other	(634)	(177)

Net cash used by financing activities	(41,832)	(18,059)

Effect of exchange rate changes on cash and equivalents	(3,850)	1,058

Net decrease in cash and equivalents	(52,041)	(33,270)
Cash and equivalents at beginning of period	289,839	217,189

Cash and equivalents at end of period	$237,798	$183,919

Supplemental disclosures of cash flow information:
Interest paid	$276	$232
Income taxes paid	$26,891	$13,935
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
The Company’s fiscal quarters end on the Friday closest to the day on which the calendar quarter ends, except that the fourth quarter and fiscal year end on December 31. The second quarters and first six months of our fiscal year in 2010 and 2009 ended on July 2, 2010 and July 3, 2009, respectively.
New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosures About Fair Value Measurements. This accounting standard update adds new requirements for fair value measurement disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and inputs and valuation techniques used to measure fair value. ASU No. 2010-06 was effective for the Company beginning January 1, 2010 and its adoption did not have a material impact on the Company’s existing disclosures.
Note 2.  Fair Value Measurements
Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company recognizes and reports significant transfers between Level 1 and Level 2, and into and out of Level 3, as of the actual date of the event or change in circumstances that caused the transfer.

Form 10-Q

Financial Assets and Liabilities
The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of July 2, 2010 and December 31, 2009:

Description
	Level 1	Level 2	Level 3	Impact of Netting	July 2, 2010

Assets:
Cash equivalents:
Time deposits	$ -	$85,004	$ -	$ -	$85,004
Mutual funds	$ -	$36,992	$ -	$ -	$36,992

Foreign exchange forward contracts:
Derivative assets	$ -	$8,612	$ -	$(730)	$7,882

Cash surrender value of life insurance	$ -	$6,779	$ -	$ -	$6,779

Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$ -	$821	$ -	$(730)	$91

Description
	Level 1	Level 2	Level 3	Impact of Netting	December 31, 2009

Assets:
Cash equivalents:
Time deposits	$ -	$70,041	$ -	$ -	$70,041
Mutual funds	$ -	$95,871	$ -	$ -	$95,871

Foreign exchange forward contracts:
Derivative assets	$ -	$1,768	$ -	$(230)	$1,538

Cash surrender value of life insurance	$ -	$8,036	$ -	$ -	$8,036

Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$ -	$621	$ -	$(230)	$391
Cash equivalents, included in cash and equivalents on our unaudited condensed consolidated balance sheet, include money market mutual funds and time deposits placed with a variety of high credit quality financial institutions. Time deposits are valued based on current interest rates and mutual funds are valued at the net asset value of the fund. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short-term maturities.
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

Form 10-Q

Nonfinancial Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually at the end of our second quarter and when events occur or circumstances change that would, more likely than not, reduce the fair value of a business unit or an intangible asset with an indefinite-life below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investment in the business unit or an expectation that the carrying amount may not be recoverable, among other factors.
During the quarter ended July 2, 2010, management concluded that the carrying value of goodwill exceeded the estimated fair value for its IPath, North America Retail and Europe Retail reporting units and, accordingly, recorded an impairment charge of $5,395. Management also concluded that the carrying value of the IPath and howies trademarks and other intangible assets exceeded the estimated fair value and, accordingly, recorded an impairment charge of $7,854. The Company’s North America Wholesale and Europe Wholesale business units have fair values substantially in excess of their carrying value. See Note 9 to the unaudited condensed consolidated financial statements.
Impairment charges included in the second quarter of 2010 unaudited condensed consolidated statement of operations, by segment, are as follows:

	North America		Sub-	Europe			Sub-	Total

	IPath	Retail	Total	IPath	howies	Retail	Total	Company

Goodwill	$4,118	$794	$4,912	$ -	$ -	$483	$ 483	$5,395
Trademarks	2,032	-	2,032	1,169	3,181	-	4,350	6,382
Other intangibles	1,228	-	1,228	-	244	-	244	1,472

	$7,378	$794	$8,172	$1,169	$3,425	$483	$5,077	$13,249

These non-recurring fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was the discounted cash flow analysis based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates proportionate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization for a group of similar publicly traded companies and, if applicable, recent transactions involving comparable companies. The Company believes the blended use of these models balances the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. For trademark intangible assets, management used the relief-from-royalty method in which fair value is the discounted value of forecasted royalty revenue arising from a trademark using a royalty rate that an independent third party would pay for use of that trademark. Further information regarding the fair value measurements is provided below.
IPath
The IPath® business unit has not met the revenue and earnings growth forecasted at its acquisition in April 2007. Accordingly, during the second quarter of 2010, management reassessed the financial expectations of this business as part of its long range planning process. The revenue and earnings growth assumptions were developed based on near term trends, potential opportunities and planned investment in the IPath® brand. Management’s business plans and projections were used to develop the expected cash flows for the next five years and a 4% residual revenue growth rate applied thereafter. The analysis reflects a market royalty rate of 1.5% and a weighted average discount rate of 22%, derived primarily from published sources and adjusted for increased market risk. After the charges in the table above, there was $720 of finite-lived trademark intangible assets remaining at July 2, 2010. The carrying value of IPath goodwill was reduced to zero.
howies
howies has not met the revenue and earnings growth forecasted at its acquisition in December 2006. Accordingly, during the second quarter of 2010, management reassessed the financial expectations of this business as part of its long range planning process. The revenue and earnings growth assumptions were developed based on near term trends, potential opportunities and planned investment in the howies® brand. Management’s business plans and projections were used to develop the expected cash flows for the next five years and a 4% residual revenue growth rate applied thereafter. The analysis reflects a market royalty rate of 2% and a weighted average discount rate of 24%, derived primarily from published sources and adjusted for increased market risk. After the charges in the table above, there was $1,200 of indefinite-lived trademark intangible assets remaining at July 2, 2010.

Form 10-Q

North America and Europe Retail
The Company’s retail businesses in North America and Europe have been negatively impacted by continued weakness in the macroeconomic environment, low consumer spending and a longer than expected economic recovery. The fair value of these businesses using the discounted cash flow analysis were based on management’s business plans and projections for the next five years and a 4% residual growth thereafter. The analysis reflects a weighted average discount rate in the range of 19%, derived primarily from published sources and adjusted for increased market risk. After the charges in the table above, the carrying value of the goodwill was zero at July 2, 2010.
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
Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through April 2011. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
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
Forward contracts designated as cash flow hedging instruments are recorded in our unaudited condensed consolidated balance sheet at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income (“OCI”) and reclassified to earnings, in cost of goods sold, in the period that the hedged transaction is recognized in earnings. Cash flows associated with these contracts are classified as operating cash flows in the statement of cash flows. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in our unaudited condensed consolidated statement of operations in other, net. The amount of hedge ineffectiveness reported in other, net for the quarters and six months ended July 2, 2010 and July 3, 2009 was not material.

Form 10-Q

As of July 2, 2010, we had forward contracts maturing at various dates through April 2011 to sell the equivalent of $109,750 in foreign currencies at contracted rates. As of December 31, 2009, we had forward contracts maturing at various dates through January 2011 to sell the equivalent of $101,138 in foreign currencies at contracted rates. As of July 3, 2009, we had forward contracts maturing at various dates through April 2010 to sell the equivalent of $129,155 in foreign currencies at contracted rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Notional Amount
Currency	July 2, 2010	December 31, 2009	July 3, 2009

Pound Sterling	$22,814	$20,657	$21,213
Euro	70,080	64,398	85,985
Japanese Yen	16,856	16,083	21,957

Total	$109,750	$101,138	$129,155

Other Derivative Contracts
We also enter into derivative contracts to manage foreign currency exchange risk on intercompany accounts receivable and payable, third-party accounts receivable and payable, and non-U.S. dollar-denominated cash balances using forward contracts. These forward contracts, which are undesignated hedges of economic risk, are recorded at fair value on the balance sheet, with changes in the fair value of these instruments recognized in earnings immediately. The gains or losses related to the contracts largely offset the remeasurement of those assets and liabilities. Cash flows associated with these contracts are classified as operating cash flows in the statement of cash flows.
As of July 2, 2010, we had forward contracts maturing at various dates through October 2010 to sell the equivalent of $38,496 in foreign currencies at contracted rates and to buy the equivalent of $(46,430) in foreign currencies at contracted rates. As of December 31, 2009, we had forward contracts maturing at various dates through April 2010 to sell the equivalent of $44,293 in foreign currencies at contracted rates and to buy the equivalent of $(22,572) in foreign currencies at contracted rates. As of July 3, 2009, we had forward contracts maturing at various dates through October 2009 to sell the equivalent of $39,219 in foreign currencies at contracted rates and to buy the equivalent of $(56,631) in foreign currencies at contracted rates. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Notional Amount
Currency	July 2, 2010	December 31, 2009	July 3, 2009

Pound Sterling	$(18,221)	$(12,922)	$(16,989)
Euro	(6,558)	14,122	(16,043)
Japanese Yen	7,309	8,013	6,782
Canadian Dollar	4,855	8,204	5,995
Norwegian Kroner	2,711	2,335	1,559
Swedish Krona	1,970	1,969	1,284

Total	$(7,934)	$21,721	$(17,412)

Form 10-Q

Fair Value of Derivative Instruments
The following table summarizes the fair values and presentation in the unaudited condensed consolidated balance sheets for derivatives, which consist of foreign exchange forward contracts, as of July 2, 2010, December 31, 2009 and July 3, 2009:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	July 2,	December 31,	July 3,	July 2,	December 31,	July 3,
Balance Sheet Location	2010	2009	2009	2010	2009	2009

Derivatives designated as hedge instruments:

Derivative assets	$8,437	$1,313	$2,099	$679	$224	$ -
Derivative liabilities	45	6	49	57	335	4,513
Other assets, net	-	184	-	-	-	-
Other long-term liabilities	-	-	-	-	2	-

	$8,482	$1,503	$2,148	$736	$561	$4,513

Derivatives not designated as hedge instruments:

Derivative assets	$124	$265	$185	$ -	$ -	$ -
Derivative liabilities	6	-	-	85	60	101

	$130	$265	$185	$85	$ 60	$ 101

Total derivatives	$8,612	$1,768	$2,333	$821	$621	$4,614

The Effect of Derivative Instruments on the Statements of Operations for the Quarters Ended July 2, 2010 and July 3, 2009

				Amount of
				Gain/(Loss)
	Amount of Gain/(Loss)		Location of Gain/(Loss)	Reclassified from
	Recognized in OCI on		Reclassified from	Accumulated OCI into
Derivatives in	Derivatives, Net of Taxes		Accumulated OCI into	Income
Cash Flow	(Effective Portion)		Income	(Effective Portion)
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009

Foreign exchange forward contracts	$7,358	$(2,247)	Cost of goods sold	$273	$343
The Company expects to reclassify pre-tax gains of $7,746 to the income statement within the next twelve months.

		Amount of Gain/(Loss)
		Recognized in
Derivatives not Designated	Location of Gain/(Loss)Recognized	Income on Derivatives
as Hedging Instruments	In Income on Derivatives	2010	2009

Foreign exchange forward contracts	Other, net	$1,545	$223

Form 10-Q

During the quarter ended July 3, 2009, the Company de-designated certain cash flow hedges due to settle in the quarter that related to its Japanese yen exposure. Included in other, net above is a net loss of approximately $14 related to these contracts.
The Effect of Derivative Instruments on the Statements of Operations for the Six Months Ended July 2, 2010 and July 3, 2009

				Amount of
				Gain/(Loss)
	Amount of Gain/(Loss)		Location of Gain/(Loss)	Reclassified from
	Recognized in OCI on		Reclassified from	Accumulated OCI into
Derivatives in	Derivatives, Net of Taxes		Accumulated OCI into	Income
Cash Flow	(Effective Portion)		Income	(Effective Portion)
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009

Foreign exchange forward contracts	$7,358	$(2,247)	Cost of goods sold	$1,606	$7,659

		Amount of Gain/(Loss)
		Recognized in
Derivatives not Designated	Location of Gain/(Loss)Recognized	Income on Derivatives
as Hedging Instruments	In Income on Derivatives	2010	2009

Foreign exchange forward contracts	Other, net	$(622)	$2,647
Note 4.  Share-Based Compensation
Share-based compensation costs were as follows in the quarters and six months ended July 2, 2010 and July 3, 2009, respectively:

	For the Quarter Ended
	July 2, 2010	July 3, 2009
Cost of goods sold	$107	$270
Selling expense	672	956
General and administrative expense	1,310	543

Total share-based compensation	$2,089	$1,769

	For the Six Months Ended
	July 2, 2010	July 3, 2009
Cost of goods sold	$188	$358
Selling expense	1,171	1,424
General and administrative expense	2,288	798

Total share-based compensation	$3,647	$2,580

Form 10-Q

Long Term Incentive Programs
2010 Executive Long Term Incentive Program
On March 3, 2010, the Management Development and Compensation Committee of the Board of Directors approved the terms of The Timberland Company 2010 Executive Long Term Incentive Program (“2010 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and employees. On March 4, 2010, the Board of Directors also approved the 2010 LTIP with respect to the Company’s Chief Executive Officer. The 2010 LTIP was established under the Company’s 2007 Incentive Plan. The awards are subject to future performance, and consist of performance stock units (“PSUs”), equal in value to one share of the Company’s Class A Common Stock, and performance stock options (“PSOs”), with an exercise price of $19.45 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on March 4, 2010, the date of grant). On May 13, 2010, additional awards were made under the 2010 LTIP consisting of PSUs equal in value to one share of the Company’s Class A Common Stock, and PSOs with an exercise price of $22.55 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on May 13, 2010, the date of grant). Shares with respect to the PSUs will be granted and will vest following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The PSOs will vest in three equal annual installments following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The payout of the performance awards will be based on the Company’s achievement of certain levels of revenue growth and earnings before interest, taxes, depreciation and amortization (“EBITDA”), with threshold, budget, target and maximum award levels based upon actual revenue growth and EBITDA of the Company during the applicable performance periods equaling or exceeding such levels. The performance period for the PSUs is the three-year period from January 1, 2010 through December 31, 2012, and the performance period for the PSOs is the twelve-month period from January 1, 2010 through December 31, 2010. No awards shall be made or earned, as the case may be, unless the threshold goal is attained, and the maximum payout may not exceed 200% of the target award.
The maximum number of shares to be awarded with respect to PSUs under the 2010 LTIP is 527,800, which, if earned, will be settled in early 2013. Based on current estimates, unrecognized compensation expense with respect to the 2010 PSUs was $2,162 as of July 2, 2010. This expense is expected to be recognized over a weighted-average remaining period of 2.7 years.
The maximum number of shares subject to exercise with respect to PSOs under the 2010 LTIP is 737,640, which, if earned, will be settled, subject to the vesting schedule noted above, in early 2011. Based on current estimates, unrecognized compensation expense related to the 2010 PSOs was $2,048 as of July 2, 2010. This expense is expected to be recognized over a weighted-average remaining period of 2.7 years.
2009 Executive Long Term Incentive Program
On March 4, 2009, the Management Development and Compensation Committee of the Board of Directors approved the terms of The Timberland Company 2009 Executive Long Term Incentive Program (“2009 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and employees. On March 5, 2009, the Board of Directors also approved the 2009 LTIP with respect to the Company’s Chief Executive Officer. The 2009 LTIP was established under the Company’s 2007 Incentive Plan. The awards are subject to future performance, and consist of PSUs, equal in value to one share of the Company’s Class A Common Stock, and PSOs, with an exercise price of $9.34 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on March 5, 2009, the date of grant). On May 21, 2009, additional awards were made under the 2009 LTIP consisting of PSUs equal in value to one share of the Company’s Class A Common Stock, and PSOs with an exercise price of $12.93 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on May 21, 2009, the date of grant). Shares with respect to the PSUs will be granted and will vest following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The PSOs will vest in three equal annual installments following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The payout of the performance awards will be based on the Company’s achievement of certain levels of EBITDA, with threshold, budget, target and maximum award levels based upon actual EBITDA of the Company during the applicable performance periods equaling or exceeding such levels. The performance period for the PSUs is the three-year period from January 1, 2009 through December 31, 2011, and the performance period for the PSOs was the twelve-month period from January 1, 2009 through December 31, 2009. No awards shall be made or earned, as the case may be, unless the threshold goal is attained, and the maximum payout may not exceed 200% of the target award.
The maximum number of shares to be awarded with respect to PSUs under the 2009 LTIP is 750,000, which, if earned, will be settled in early 2012. Based on current estimates, unrecognized compensation expense with respect to the 2009 PSUs

Form 10-Q

was $1,679 as of July 2, 2010. This expense is expected to be recognized over a weighted-average remaining period of 1.7 years.
Based on actual performance, the number of shares subject to exercise with respect to PSOs under the 2009 LTIP is 599,619, which shares were settled on March 4, 2010, subject to the vesting schedule noted above.
The Company estimates the fair value of its PSOs on the date of grant using the Black-Scholes option valuation model, which employs the following assumptions:

	2010 LTIP	2009 LTIP
	For the Quarter	For the Quarter
	Ended July 2,	Ended July 3,
	2010	2009
Expected volatility	48.7%	43.9%
Risk-free interest rate	2.5%	1.9%
Expected life (in years)	5.0	5.0
Expected dividends	-	-

	2010 LTIP	2009 LTIP
	For the Six Months	For the Six Months
	Ended July 2, 2010	Ended July 3, 2009
Expected volatility	49.3%	41.9%
Risk-free interest rate	2.8%	1.9%
Expected life (in years)	6.3	6.4
Expected dividends	-	-
The following summarizes activity associated with stock options earned under the Company’s 2009 LTIP and excludes the performance-based awards noted above under the 2010 LTIP for which performance conditions have not been met:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2010	-	$-
Settled	599,619	9.52
Exercised	-	-
Expired or forfeited	(26,735)	9.34

Outstanding at July 2, 2010	572,884	$9.53	8.68	$3,700

Vested or expected to vest at July 2, 2010	525,446	$9.52	8.68	$3,399

Exercisable at July 2, 2010	-	-	-	-

Unrecognized compensation expense related to the 2009 PSOs was $1,147 as of July 2, 2010. This expense is expected to be recognized over a weighted-average remaining period of 1.8 years.

Form 10-Q

Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model, which employs the assumptions noted in the following table, for stock option awards excluding awards issued under the Company’s Long Term Incentive Programs discussed above:

	For the Quarter Ended		For the Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Expected volatility	48.7%	43.9%	48.7%	43.2%
Risk-free interest rate	2.5%	1.9%	2.5%	2.0%
Expected life (in years)	5.0	5.0	5.0	6.2
Expected dividends	-	-	-	-
The following summarizes transactions for the six months ended July 2, 2010, under stock option arrangements excluding awards under the 2009 LTIP, which are summarized above, and the performance-based awards noted above under the 2010 LTIP for which performance conditions have not been met:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2010	3,908,270	$25.05
Granted	119,240	22.39
Exercised	(126,927)	15.04
Expired or forfeited	(145,046)	26.91

Outstanding at July 2, 2010	3,755,537	$25.24	5.05	$1,943

Vested or expected to vest at July 2, 2010	3,707,746	$25.33	5.00	$1,880

Exercisable at July 2, 2010	3,267,746	$26.72	4.49	$756

Unrecognized compensation expense related to nonvested stock options was $2,058 as of July 2, 2010. This expense is expected to be recognized over a weighted-average remaining period of 1.6 years.
Nonvested Shares
Changes in the Company’s nonvested shares and restricted stock units, excluding awards under the Company’s Long Term Incentive Programs discussed above, for the six months ended July 2, 2010 are as follows:

		Weighted-		Weighted-
		Average		Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Units	Fair Value
Nonvested at January 1, 2010	86,102	$15.59	297,758	$13.74
Awarded	-	-	90,592	22.48
Vested	(30,061)	10.25	(136,788)	13.52
Forfeited	-	-	(13,903)	15.11

Nonvested at July 2, 2010	56,041	$18.46	237,659	$17.11

Expected to vest at July 2, 2010	56,041	$18.46	215,550	$16.99

Unrecognized compensation expense related to nonvested restricted stock awards was $62 as of July 2, 2010. The expense is expected to be recognized over a weighted-average remaining period of 0.7 years. Unrecognized compensation expense related to nonvested restricted stock units was $3,049 as of July 2, 2010. The expense is expected to be recognized over a weighted-average remaining period of 1.4 years.

Form 10-Q

Note 5.  Earnings/(Loss) Per Share
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
Basic and diluted loss per share (“LPS”) exclude common stock equivalents and are computed by dividing net loss by the weighted-average number of common shares outstanding for the periods presented. Net loss for the quarters ended July 2, 2010 and July 3, 2009 were $(23,452) and $(19,244), respectively, and weighted-average shares outstanding for the quarters ended July 2, 2010 and July 3, 2009 were 53,225 and 56,273, respectively, resulting in a basic and diluted LPS of $(.44) and $(.34) for the quarters ended July 2, 2010 and July 3, 2009, respectively.
The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS/(LPS) computations for the six months ended July 2, 2010 and July 3, 2009:

	For the Six Months Ended
	July 2, 2010			July 3, 2009
		Weighted	Per-		Weighted	Per-
	Net	- Average	Share	Net	- Average	Share
	Income	Shares	Amount	Loss	Shares	Amount

Basic EPS/(LPS)	$2,295	53,698	$.04	$(3,367)	56,695	$(.06)
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	-	323	-	-	-	-
Nonvested shares	-	163	-	-	-	-

Diluted EPS/(LPS)	$2,295	54,184	$.04	$(3,367)	56,695	$(.06)

The following securities (in thousands) were outstanding as of July 2, 2010 and July 3, 2009, but were not included in the computation of diluted EPS/(LPS) as their inclusion would be anti-dilutive:

	For the Quarter Ended		For the Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Anti-dilutive securities	2,967	4,683	2,491	4,694
Note 6.  Comprehensive Income/(Loss)
Comprehensive income/(loss) for the quarters and six months ended July 2, 2010 and July 3, 2009 is as follows:

	For the Quarter Ended		For the Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net income/(loss)	$(23,452)	$(19,244)	$2,295	$(3,367)
Change in cumulative translation adjustment	(4,512)	7,152	(11,990)	3,382
Change in fair value of cash flow hedges, net of taxes	2,412	(5,699)	6,466	(6,837)
Change in other adjustments, net of taxes	6	-	(46)	-

Comprehensive loss	$(25,546)	$(17,791)	$(3,275)	$(6,822)

Form 10-Q

The components of accumulated other comprehensive income as of July 2, 2010, December 31, 2009 and July 3, 2009 were:

	July 2, 2010	December 31, 2009	July 3, 2009
Cumulative translation adjustment	$1,663	$13,653	$11,158
Fair value of cash flow hedges, net of taxes of $388 at July 2, 2010, $47 at December 31, 2009 and $(118) at July 3, 2009	7,370	904	(2,208)
Other adjustments, net of taxes of $105 at July 2, 2010, $147 at December 31, 2009 and $7 at July 3, 2009	445	491	138

Total	$9,478	$15,048	$9,088

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
Operating income/(loss) shown below for the quarter and six months ended July 2, 2010 includes impairment charges of $8,172 and $5,077 in North America and Europe, respectively, related to goodwill and certain other intangible assets. Operating income for North America for the quarter and six months ended July 2, 2010 also includes gains related to the termination of licensing agreements of $1,500 and $3,000, respectively. Operating income for Europe for the six months ended July 3, 2009 includes an impairment charge of $925 related to a certain intangible asset. See Notes 2 and 9 to the unaudited condensed consolidated financial statements for additional information.

Form 10-Q

For the Quarter Ended July 2, 2010 and July 3, 2009

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2010

Revenue	$91,995	$66,750	$30,209	$-	$188,954

Operating income/(loss)	2,921	(11,812)	2,630	(27,046)	(33,307)

Income/(loss) before income taxes	2,921	(11,812)	2,630	(26,771)	(33,032)

Total assets	211,059	323,512	49,459	182,535	766,565

Goodwill	31,964	6,994	-	-	38,958

2009

Revenue	$86,314	$65,828	$27,560	$-	$179,702

Operating income/(loss)	1,209	(10,574)	(688)	(26,345)	(36,398)

Income/(loss) before income taxes	1,209	(10,574)	(688)	(24,497)	(34,550)

Total assets	225,085	292,668	42,697	182,214	742,664

Goodwill	36,876	6,994	-	-	43,870
For the Six Months Ended July 2, 2010 and July 3, 2009

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2010

Revenue	$213,853	$218,380	$73,763	$-	$505,996

Operating income/(loss)	24,563	25,456	9,477	(53,415)	6,081

Income/(loss) before income taxes	24,563	25,456	9,477	(53,339)	6,157

2009

Revenue	$206,172	$205,358	$64,820	$-	$476,350

Operating income/(loss)	10,770	19,222	1,202	(49,409)	(18,215)

Income/(loss) before income taxes	10,770	19,222	1,202	(47,905)	(16,711)
The following summarizes our revenue by product for the quarters and six months ended July 2, 2010 and July 3, 2009:

	For the Quarter Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Footwear	$131,589	$126,954	$357,150	$338,595
Apparel and accessories	52,069	47,241	137,758	125,905
Royalty and other	5,296	5,507	11,088	11,850

	$188,954	$179,702	$505,996	$476,350

Form 10-Q

Note 8.  Inventory, net
Inventory, net consists of the following:

	July 2, 2010	December 31, 2009	July 3, 2009
Materials	$9,102	$7,944	$8,368
Work-in-process	1,382	740	920
Finished goods	166,722	149,857	171,104

Total	$177,206	$158,541	$180,392

Note 9.  Goodwill and Intangibles
The Company completed its annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of 2010, and determined that the carrying values of certain goodwill and intangible assets, primarily related to its IPath® and howies® brands, exceeded fair value. Accordingly, the Company recorded non-cash impairment charges of $5,395 and $7,854 for goodwill and intangible assets, respectively, in its consolidated statement of operations. The impairment charge reduced the goodwill related to the IPath, North America retail, and Europe retail reporting units to zero. The charge of $7,854 reduced the trademark and other intangible assets of IPath and howies to their respective fair values of $720 and $1,200. See Note 2 to the unaudited condensed consolidated financial statements for additional information.
A summary of goodwill activity by segment follows:

	North America	Europe	Asia	Total

Balance at December 31, 2009	$36,876	$7,477	-	$44,353
Impairment charges	(4,912)	(483)	-	(5,395)

Balance at July 2, 2010	$31,964	$6,994	-	$38,958

Intangible assets consist of trademarks and other intangible assets. Other intangible assets consist of customer, patent and non-competition related intangible assets. Intangible assets consist of the following:

	July 2, 2010			December 31, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value
Trademarks (indefinite-lived)	$32,370	$ -	$32,370	$35,841	$ -	$35,841
Trademarks (finite-lived)	4,608	(2,113)	2,495	10,239	(4,149)	6,090
Other intangible assets (finite-lived)	5,971	(4,641)	1,330	10,723	(7,122)	3,601

Total	$42,949	$(6,754)	$36,195	$56,803	$(11,271)	$45,532

Note 10.  Acquisition
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

Form 10-Q

Note 11.  Income Taxes
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
In December 2009, we received a Notice of Assessment from the Internal Revenue Department of Hong Kong for approximately $17,600 with respect to the tax years 2004 through 2008. In connection with the assessment, the Company was required to make payments to the Internal Revenue Department of Hong Kong totaling approximately $900 in the first quarter of 2010 and $7,500 in the second quarter of 2010. We believe we have a sound defense to the proposed adjustment and will continue to firmly oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, actual resolution may differ from our current estimates, and such differences could have a material impact on our future effective tax rate and our results of operations.
Note 12.  Share Repurchase
On March 10, 2008, our Board of Directors approved the repurchase of up to 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 301,866 and 1,324,259 for the quarter and six months ended July 2, 2010, respectively. As of July 2, 2010, there were no shares remaining available for repurchase under this authorization.
On December 3, 2009, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 1,022,767 for the quarter and six months ended July 2, 2010. As of July 2, 2010, 4,977,233 shares remained available for repurchase under this authorization.
From time to time, we use plans adopted under Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, to facilitate share repurchases.
During the first quarter of 2010, 200,000 shares of our Class B Common Stock were converted to an equivalent amount of our Class A Common Stock.
Note 13.  Litigation
We are involved in various litigation and legal proceedings that have arisen in the ordinary course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on our unaudited condensed consolidated financial statements.
Note 14.  Subsequent Event
In July 2010, we received final approval associated with tax clearance for certain closed foreign operations. Accordingly, in the third quarter of 2010, we will record a net benefit of approximately $3,100 related to uncertain tax positions.
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
Included herein are discussions and reconciliations of Total Company, Europe and Asia revenue changes to constant dollar revenue changes. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, are not Generally Accepted Accounting Principle (“GAAP”) performance measures. The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency exchange rate fluctuations. We calculate constant dollar revenue changes by recalculating current year revenue

Form 10-Q

using the prior year’s exchange rates and comparing it to the prior year revenue reported on a GAAP basis. We provide constant dollar revenue changes for Total Company, Europe and Asia results because we use the measure to understand the underlying results and trends of the business segments excluding the impact of exchange rate changes that are not under management’s direct control. The limitation of this measure is that it excludes exchange rate changes that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with the GAAP numbers. We have a foreign exchange rate risk management program intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. The actions taken by us to mitigate foreign exchange risk are reflected in cost of goods sold and other, net.
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
During the quarter ended July 2, 2010, management concluded that the carrying value of goodwill exceeded the estimated fair value for its IPath, North America Retail and Europe Retail reporting units and, accordingly, recorded an impairment charge of $5.4 million. Management also concluded that the carrying value of the IPath and howies trademarks and other intangible assets exceeded the estimated fair value and, accordingly, recorded an impairment charge of $7.8 million. The Company's North America Wholesale and Europe Wholesale business units have fair values substantially in excess of their carrying value. See Notes 2 and 9 to the unaudited condensed consolidated financial statements.
These non-recurring fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was the discounted cash flow analysis based on the management's estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates proportionate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization for a group of similar publicly traded companies and, if applicable, recent transactions involving comparable companies. The Company believes the blended use of these models balances the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. For trademark intangible assets, management used the reflief-from-royalty method in which fair value is the discounted value of forecasted royalty revenue arising from a trademark using a royalty rate that an independent third party would pay for use of that trademark.
Our estimates of fair value are sensitive to changes in the assumptions used in our valuation analysis and, as a result, actual performance in the near and longer-term could be different from these expectations and assumptions. These differences could be caused by events such as strategic decisions made in response to economic and competitive conditions and the impact of economic factors on

Form 10-Q

our customer base. If our future actual results are significantly lower than our current operating results or our estimates and assumptions used to calculate fair value are materially different, the value determined using the discounted cash flow analysis could result in a lower value. A significant decrease in value could result in a fair value lower than carrying value, which could result in impairment of our remaining goodwill. While we believe we have made reasonable estimates and assumptions used to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur, which may ultimately result in the recording of an additional non-cash impairment charge.
These non-cash impairment charges do not have any direct impact on our liquidity, compliance with any covenants under our debt agreements or potential future results of operations. Our historical operating results may not be indicative of our future operating results. We will revise our estimates used in calculating the fair value of our reporting units as needed.
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
A summary of our second quarter of 2010 financial performance, compared to the second quarter of 2009, follows:
•	Second quarter revenue increased 5.1%, or 5.8% on a constant dollar basis, to $189.0 million.

•	Gross margin increased from 42.0% to 49.5%.

•	Operating expenses were $126.8 million, an increase of 13.3% from $111.9 million in the prior year period. Operating expenses for the second quarter of 2010 include impairment charges of $13.2 million.

•	We recorded an operating loss of $33.3 million in the second quarter of 2010, compared to an operating loss of $36.4 million in the prior year period. Operating loss for the second quarter of 2010 includes impairment charges of $13.2 million.

•	Net loss was $23.5 million in the second quarter of 2010, compared to $19.2 million in the second quarter of 2009.

•	Loss per share increased from $(.34) in the second quarter of 2009 to $(.44) in the second quarter of 2010.

•	Cash at the end of the quarter was $237.8 million with no debt outstanding.
Results of Operations for the Quarter Ended July 2, 2010 as Compared to the Quarter Ended July 3, 2009
Revenue
In the second quarter of 2010, our consolidated revenues grew 5.1% to $189.0 million, reflecting growth across North America, Europe and Asia. Double-digit growth in Italy and Central Europe was partially offset by declines in the U.K. and France, while Taiwan and China continued to post strong growth for the quarter, leading the favorable year over year comparison in Asia. On a constant dollar basis, consolidated revenues increased 5.8%.

Form 10-Q

Products
By product group, our footwear revenues increased 3.7% to $131.6 million compared to the prior year, and apparel and accessories revenues grew 10.2% to $52.1 million. Growth in footwear revenues was driven primarily by improved wholesale revenue in North America, driven by Timberland PRO® products, and Europe, driven by performance footwear. This growth was partially offset by a decrease in retail footwear sales in Europe and North America. The improvement in apparel and accessories revenues compared to the prior year reflects revenue growth in North America, driven by SmartWool® accessories, and in Asia, related to apparel sales in our own stores, partially offset by declines in our European apparel business. Royalty and other revenue decreased 3.8% to $5.3 million compared to the prior year period primarily due to a decline in licensed kids’ apparel in North America.
Channels
Wholesale revenue was $117.5 million in the second quarter of 2010, an 8.3% increase compared to the prior year quarter, driven primarily by double-digit growth in North America and Europe which was partially offset by double-digit declines in Asia.
Retail revenues were up slightly at $71.5 million in the second quarter of 2010, driven by growth in Asia which was partially offset by declines in Europe and North America. Comparable store sales were relatively flat compared to the second quarter of 2009 as growth in specialty and outlet stores across Asia was offset by declines in both Europe and North America. We had 224 and 220 Company-owned stores, shops and outlets worldwide at the end of the second quarters of 2010 and 2009, respectively.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 49.5% for the second quarter of 2010, a 750 basis point improvement compared to the second quarter of 2009. We saw gross margin improvement for the quarter in all regions, driven by lower product costs, declines in global close-out revenue, reduced provisions for inventory and sales returns, and favorable region and channel mix. While the benefits from mix and lower product costs continued in the second quarter, we believe that increased product costs as a result of higher leather, transportation and labor costs could adversely impact gross margin in the second half of 2010.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $14.9 million and $11.7 million for the second quarters of 2010 and 2009, respectively. The increase is principally the result of freight cost unfavorability quarter over quarter, partially offset by reduced logistics and apparel sourcing costs.
Operating Expense
Operating expense for the second quarter of 2010 was $126.8 million, an increase of $14.9 million, or 13.3%, when compared to the second quarter of 2009. Foreign exchange rate impacts were not material in the second quarter of 2010. The increase in operating expense was driven by a charge for impairment of goodwill and intangible assets of $13.2 million, an increase in general and administrative expense of $2.0 million and an increase in selling expense of $1.1 million. These increases were partially offset by a $1.5 million gain in the second quarter of 2010 related to the termination of a licensing agreement.
Selling expense was $86.1 million in the second quarter of 2010, an increase of 1.3% over the same period in 2009. Selling expense reflects higher incentive compensation costs and selling related expenses, partially offset by a decline in other employee compensation and store related costs.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $7.1 million and $8.0 million in the second quarters of 2010 and 2009, respectively.
In the second quarters of 2010 and 2009, we recorded $0.5 million and $0.3 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $2.8 million and $1.5 million for the quarters ended July 2, 2010 and July 3, 2009, respectively.

Form 10-Q

Advertising expense, which is included in selling expense, was $5.5 million and $5.6 million in the second quarters of 2010 and 2009, respectively. A decrease in television and other media campaigns was partially offset by continued investment in out of home, Internet and digital media initiatives, as well as co-op advertising. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and Internet campaigns, production costs including agency fees, and catalog costs. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of July 2, 2010 and July 3, 2009 was $2.2 million and $2.3 million, respectively.
General and administrative expense for the second quarter of 2010 was $28.9 million, an increase of 7.6% compared to the $26.9 million reported in the second quarter of 2009, driven by increases in share-based and incentive compensation.
Total operating expense in the second quarter of 2010 also included an impairment charge of $7.8 million related to certain intangible assets, an impairment charge of $5.4 million related to goodwill, and a gain of $1.5 million associated with the termination of a licensing agreement. Of the total $13.2 million in impairment charges recorded in the second quarter of 2010, approximately $12.0 million relates to IPath and howies. See Note 2 to the unaudited condensed consolidated financial statements.
Operating Income/(Loss)
We recorded an operating loss of $33.3 million in the second quarter of 2010, compared to an operating loss of $36.4 million in the prior year period. Operating loss included impairment charges of $13.2 million and a gain of $1.5 million associated with the termination of a licensing agreement in the second quarter of 2010.
Other Income/(Expense) and Taxes
Interest income was $0.1 million and $0.3 million in the second quarters of 2010 and 2009, respectively, reflecting lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and bank guarantees, and interest paid on short-term borrowings, was $0.1 million in each of the second quarters of 2010 and 2009.
Other, net, included foreign exchange gains of $1.0 million and $0.7 million in the second quarters of 2010 and 2009, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of local currency denominated receivables and payables. These results were driven by the volatility of exchange rates within the second quarters of 2010 and 2009 and should not be considered indicative of expected future results.
The effective income tax rate for the second quarter of 2010 was 29.0%. The Company anticipates that its effective tax rate for 2010 will be lower than its overall statutory rate of 39%. The effective income tax rate for the second quarter of 2009 was 44.3%.
In December 2009, we received a Notice of Assessment from the Internal Revenue Department of Hong Kong for approximately $17.6 million with respect to the tax years 2004 through 2008. In connection with the assessment, the Company made required payments to the Internal Revenue Department of Hong Kong totaling approximately $7.5 million in the second quarter of 2010. We believe we have a sound defense to the proposed adjustment and will continue to firmly oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, actual resolution may differ from our current estimates, and such differences could have a material impact on our future effective tax rate and our results of operations.
Segments Review
We have three reportable business segments (see Note 7 to the unaudited condensed consolidated financial statements contained herein for additional information): North America, Europe and Asia. Beginning in the first quarter of 2010, certain U.S. distribution expenses and short-term incentive compensation costs previously reported in Unallocated Corporate were reclassified to North America, Europe and Asia to conform to the current period presentation. Additionally, certain distributor

Form 10-Q

revenue and operating income reflected in our Europe segment in prior periods has been reclassified to Asia to conform to the current period presentation.
Revenue by segment for the quarter ended July 2, 2010 compared to the quarter ended July 3, 2009 is as follows (dollars in millions):

	For the Quarter Ended
	July 2,	July 3,
	2010	2009	% Change

North America	$ 92.0	$ 86.3	6.6%
Europe	66.8	65.8	1.4
Asia	30.2	27.6	9.6

	$189.0	$179.7	5.1

Operating income/(loss) by segment and as a percentage of revenue for the quarters ended July 2, 2010 and July 3, 2009 are included in the table below (dollars in millions). Segment operating income/(loss) is presented as a percentage of its respective segment revenue. Unallocated Corporate expenses are presented as a percentage of total revenue. North America and Europe include impairment charges of $8.1 million and $5.1 million, respectively, in the quarter ended July 2, 2010. Additionally, North America includes a gain of $1.5 million related to the termination of a licensing agreement in the quarter ended July 2, 2010.

	For the Quarter Ended
	July 2,		July 3,
	2010		2009

North America	$2.9	3.2%	$1.2	1.4%
Europe	(11.8)	(17.7)	(10.6)	(16.1)
Asia	2.6	8.7	(0.7)	(2.5)
Unallocated Corporate	(27.0)	(14.3)	(26.3)	(14.7)

	$(33.3)	(17.6)	$(36.4)	(20.3)

North America
North America revenues were $92.0 million in the second quarter of 2010, an increase of 6.6% as compared to the same period in 2009. Growth in apparel and accessories and double-digit growth in our Timberland PRO® footwear line was partially offset by declines in other footwear. Within North America, our retail business had a decline in revenue of 2.5%, driven by a 3.9% decrease in comparable store sales. Growth in our specialty stores was offset by declines in our outlets. We had 66 stores at July 2, 2010 compared to 70 stores at July 3, 2009. Store declines were partially offset by strong growth in our e-commerce business.
Operating income for our North America segment was $2.9 million, compared to $1.2 million for the second quarter of 2009. The increase was driven by an 815 basis point improvement in gross margin, due primarily to favorable product mix, reduced product costs, less promotional activity in retail, and lower provisions for inventory and sales returns and allowances. Operating expense increased 25.3% driven by impairment charges of $8.1 million principally associated with our IPath reporting unit, partially offset by a gain of $1.5 million associated with the termination of a licensing agreement.

Form 10-Q

Europe
Europe recorded revenues of $66.8 million in the second quarter of 2010, a 1.4% increase from the second quarter of 2009, and an increase of 5.7% on a constant dollar basis. Double-digit growth across Italy, Central Europe and Scandinavia, was offset by declines in the UK and France and unfavorable foreign exchange rate impacts. Strong growth in footwear through the wholesale channel was partially offset by weakness in the retail channels, which was driven by lower footwear sales. Retail revenue fell 10.4%, driven by comparable store sales declines of 4.3% and unfavorable foreign exchange rate impacts. We had 63 stores at both July 2, 2010 and July 3, 2009.
Timberland’s European segment recorded an operating loss of $11.8 million in the second quarter of 2010, compared to an operating loss of $10.6 million in the second quarter of 2009. A 165 basis point increase in gross margin resulted from improved profitability on close-outs, lower sales returns and allowances and lower product costs, partially offset by unfavorable foreign exchange rate impacts and product mix. The increase in gross margin was more than offset by a 6.7% increase in operating expenses, driven by an impairment charge of $5.1 million associated principally with our howies and IPath trademarks, partially offset by favorable foreign exchange impacts.
Asia
In Asia, revenues increased 9.6%, or 4.8% in constant dollars, to $30.2 million in the second quarter of 2010 due to continued strong growth in Taiwan, due in part to the impact of new retail stores, and China. Retail revenues were up 23.2%, driven by strong apparel sales and favorable foreign exchange rate impacts. Comparable store sales grew 11.4%, and we added eight new stores year over year. We had 95 stores at July 2, 2010 compared to 87 stores at July 3, 2009.
We had operating income in our Asia segment of $2.6 million for the second quarter of 2010, compared to an operating loss of $0.7 million for the second quarter of 2009, driven by a 950 basis point improvement in gross margin, reflecting favorable foreign exchange rate impacts, lower levels of sales returns and allowances and favorable mix impacts. This improvement was partially offset by an increase in operating expenses of 6.3% due to unfavorable foreign exchange impacts, as well as higher employee and store related costs.
Corporate Unallocated
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, increased 2.7% to $27.0 million, which reflects higher incentive compensation costs and consulting costs associated with technology initiatives partially offset by favorability in certain supply chain costs which are not allocated to our reported segments.
Results of Operations for the Six Months Ended July 2, 2010 as Compared to the Six Months Ended July 3, 2009
Revenue
In the first six months of 2010, our consolidated revenues grew 6.2% to $506.0 million, reflecting growth across North America, Europe and Asia and favorable foreign exchange rate impacts. Nearly every market in Europe and Asia delivered top-line growth for the first six months of 2010 compared to the prior year period. Double-digit growth in Italy, Germany, Scandinavia and Spain, as well as strong growth in the UK, were partially offset by declines in our European distributor business. Revenue in China more than doubled in the first six months and Taiwan posted double-digit growth for the first six months, leading the favorable year over year improvement in Asia. On a constant dollar basis, consolidated revenues increased 4.2%.
Products
By product group, our footwear revenues increased 5.5% to $357.1 million compared to the prior year and apparel and accessories revenues grew 9.4% to $137.8 million. Growth in footwear revenues was driven primarily by improved wholesale revenue in Europe and North America and benefits from foreign exchange. Footwear revenue growth in North America was driven by double-digit growth in our Timberland PRO® and performance lines, partially offset by declines in other footwear. The improvement in apparel and accessories revenues compared to the prior year reflects revenue growth in North America and Asia related to sales of apparel and accessories in our own stores and through our wholesale partners,

Form 10-Q

partially offset by declines in our European wholesale apparel business. Royalty and other revenue decreased 6.4% to $11.1 million compared to the prior year period, primarily due to a decline in licensed kids’ apparel in Europe.
Channels
Wholesale revenue was $349.4 million in the first six months of 2010, a 6.8% increase compared to the first six months of 2009, driven primarily by growth across all regions and favorable foreign exchange rate impacts. During the first six months of 2010, we saw solid performance in North America and Europe, as well as double-digit growth in Asia.
Retail revenues grew 4.9% to $156.6 million in the first six months of 2010, driven by favorable foreign exchange rate impacts, comparable store sales growth and the net addition of 4 stores. Comparable store sales were up 2.1% compared to the first six months of 2009, with growth in our specialty and outlet stores across Europe and Asia, and our specialty stores in North America.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 49.7% for the first six months of 2010, a 520 basis point improvement compared to the first six months of 2009. Gross margin improved for the first half of the year across all regions, and was driven by favorable mix impacts, better pricing, in part due to less promotional activity in retail, lower product costs and reduced provisions for inventory and sales returns. While the Company expects the benefits from product mix to continue, it believes that increased product costs as a result of higher leather, transportation and labor costs could adversely impact gross margin in the second half of 2010.
We include the costs of procuring inventory (inbound freight and duty, overhead and other similar costs) in cost of goods sold. These costs amounted to $25.8 million and $25.6 million for the first six months of 2010 and 2009, respectively. The increase is principally the result of freight cost unfavorability, partially offset by reduced logistics and apparel sourcing costs.
Operating Expense
Operating expense for the first six months of 2010 was $245.4 million, an increase of $15.0 million, or 6.5%, when compared to the first six months of 2009. Foreign exchange rate impacts were not material in the first six months of 2010. The change in operating expense was driven by increases of $12.3 million in impairment charges, $4.0 million in general and administrative expenses and $1.5 million in selling expense. These increases were partially offset by a $3.0 million gain related to the termination of licensing agreements during the first six months of 2010.
Selling expense was $178.8 million in the first six months of 2010, an increase of less than 1% over the same period in 2009. Selling expense reflects decreased advertising spend and fixed asset write-offs compared to the prior year period offset by increased selling related expenses and higher incentive compensation costs.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $15.4 million and $17.4 million in the first six months of 2010 and 2009, respectively.
In the first six months of 2010 and 2009, we recorded $1.1 million and $0.9 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $8.0 million and $6.3 million for the six months ended July 2, 2010 and July 3, 2009, respectively.
Advertising expense, which is included in selling expense, was $9.3 million and $10.2 million in the first six months of 2010 and 2009, respectively. A decrease in television campaigns, as well as the associated productions costs, was partially offset by continued investment in Internet and other initiatives, as well as co-op advertising. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and Internet campaigns, production costs including agency fees, and catalog costs.
General and administrative expense for the first six months of 2010 was $56.3 million, an increase of 7.7% compared to the $52.3 million reported in the first six months of 2009, driven by increases in incentive compensation and other employee related costs of $4.1 million, partially offset by reductions in discretionary spending.

Form 10-Q

Total operating expense in the first six months of 2010 also includes an impairment charge of $7.8 million related to certain intangible assets, an impairment charge of $5.4 million related to goodwill, and a gain of $3.0 million associated with the termination of licensing agreements. Total operating expense in the first six months of 2009 included a charge of $0.9 million for the impairment of a trademark, and restructuring credits of $0.1 million.
Operating Income/(Loss)
We recorded operating income of $6.1 million in the first six months of 2010, compared to an operating loss of $18.2 million in the prior year period. The improvement year over year was driven by solid revenue growth and a 520 basis point improvement in gross margin. Operating income in the first six months of 2010 included a goodwill and intangible asset impairment charge of $13.2 million and gains on termination of licensing agreements of $3.0 million, compared to a $0.9 million intangible asset impairment charge and restructuring credits of $0.1 million included in operating loss in the first six months of 2009.
Other Income/(Expense) and Taxes
Interest income was $0.2 million and $0.7 million in the first six months of 2010 and 2009, respectively, reflecting lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and bank guarantees, and interest paid on short-term borrowings, was $0.3 million and $0.2 million in the first six months of 2010 and 2009, respectively.
Other, net, included foreign exchange gains of $0.5 million and $0.4 million in the first six months of 2010 and 2009, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of local currency denominated receivables and payables. These results were driven by the volatility of exchange rates within the first six months of 2010 and 2009 and should not be considered indicative of expected future results.
The effective income tax rate for the first six months of 2010 was 62.7%. The Company anticipates that its effective tax rate for 2010 will be lower than its overall statutory rate of 39%. The effective income tax rate for the first six months of 2009 was 79.9%. The rate in 2009 was impacted by the release of approximately $6.5 million in specific tax reserves due to the closure of certain audits in the first six months of 2009 and the geographic mix of our profits.
In December 2009, we received a Notice of Assessment from the Internal Revenue Department of Hong Kong for approximately $17.6 million with respect to the tax years 2004 through 2008. In connection with the assessment, the Company made required payments to the Internal Revenue Department of Hong Kong totaling approximately $8.4 million in the first six months of 2010. We believe we have a sound defense to the proposed adjustment and will continue to firmly oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, actual resolution may differ from our current estimates, and such differences could have a material impact on our future effective tax rate and our results of operations.
Segments Review
Revenue by segment for the six months ended July 2, 2010 compared to the six months ended July 3, 2009 is as follows (dollars in millions):

	For the Six Months Ended
	July 2,	July 3,
	2010	2009	% Change

North America	$213.9	$206.2	3.7%
Europe	218.4	205.4	6.3
Asia	73.7	64.8	13.8

	$506.0	$476.4	6.2

Operating income/(loss) by segment and as a percentage of revenue for the six months ended July 2, 2010 and July 3, 2009 are included in the table below (dollars in millions). Segment operating income is presented as a percentage of its respective segment revenue. Unallocated Corporate expenses are presented as a percentage of total revenue. North America

Form 10-Q

includes impairment charges of $8.1 million and a gain related to the termination of licensing agreements of $3.0 million in the six months ended July 2, 2010. Europe includes impairment charges of $5.1 million and $0.9 million in the six months ended July 2, 2010 and July 3, 2009, respectively.

	For the Six Months Ended
	July 2,		July 3,
	2010		2009
North America	$24.6	11.5%	$10.8	5.2%
Europe	25.4	11.7	19.2	9.4
Asia	9.5	12.8	1.2	1.9
Unallocated Corporate	(53.4)	(10.6)	(49.4)	(10.4)

	$ 6.1	1.2	$(18.2)	(3.8)

North America
North America revenues were $213.9 million in the first six months of 2010, an increase of 3.7% as compared to the same period in 2009. Growth in apparel and accessories and double-digit growth in our Timberland PRO® and performance footwear lines was partially offset by declines in other footwear. Within North America, our retail business grew 1.2%, driven by growth in our e-commerce business, as comparable store sales were flat.
Operating income for our North America segment was $24.6 million, compared to $10.8 million for the first six months of 2009. The increase was driven by an 800 basis point improvement in gross margin, due primarily to favorable product mix, reduced product costs, less promotional activity in retail, and lower provisions for inventory and sales returns and allowances. Operating expenses increased 9.2% reflecting goodwill and intangible asset impairment charges of $8.1 million, primarily related to IPath, and increases in certain marketing initiatives and selling related costs. These items were partially offset by a gain of $3.0 million associated with the termination of licensing agreements and a reduction of $0.7 million associated with fixed asset write-offs taken in 2009 related to our e-commerce business and underperforming retail stores.
Europe
Europe recorded revenues of $218.4 million in the first six months of 2010, which was a 6.3% increase from the first six months of 2009, and an increase of 3.6% on a constant dollar basis. Growth across our major markets in Europe, in particular Italy, Germany and the UK, was partially offset by weakness in certain distributor markets, such as Greece, Turkey and the Middle East. Both wholesale and retail channels showed growth in footwear with the majority coming from the wholesale channel. Strength in retail apparel sales was offset by apparel revenue declines in the wholesale channel. Retail growth of 4.1% was driven by comparable store sales growth of almost 1% and favorable foreign exchange rate impacts.
Timberland’s European segment recorded operating income of $25.4 million in the first six months of 2010, compared to operating income of $19.2 million in the first six months of 2009. Improvement in Europe was driven by a 180 basis point increase in gross margin from favorable product and channel mix, as well as lower product costs. The increase in margin was partially offset by a 5.1% increase in operating expenses, due principally to the impact of a $5.1 million impairment charge related primarily to our howies and IPath trademarks. Operating expense for the 2009 period included a charge of $0.9 million for the impairment of the GoLite trademark. In addition, Europe incurred higher employee related costs, which were partially offset by reduced discretionary spending.
Asia
In Asia, revenues increased 13.8%, or 9.3% in constant dollars, to $73.7 million in the first six months of 2010 due to strong growth in footwear and apparel in both wholesale and retail channels. Retail revenues were up 12.0%, driven by comparable store sales growth of 8.0%, the addition of 8 stores, and favorable foreign exchange rate impacts.
We had operating income in our Asia segment of $9.5 million for the first six months of 2010, compared to operating income of $1.2 million for the first six months of 2009, driven by a 460 basis point improvement in gross margin, reflecting favorable foreign exchange rate impacts and lower levels of sales returns and allowances.

Form 10-Q

Corporate Unallocated
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, increased 8.1% to $53.4 million in the first six months of 2010, which reflects higher incentive compensation and other employee related costs partially offset by decreased advertising costs.
 Reconciliation of Total Company, Europe and Asia Revenue Increases/(Decreases) To Constant Dollar Revenue Increases/(Decreases)
Total Company Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended July 2, 2010		Ended July 2, 2010
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue increase (GAAP)	$9.3	5.1%	$29.6	6.2%
(Decrease)/increase due to foreign exchange rate changes	(1.1)	-0.7%	9.6	2.0%

Revenue increase in constant dollars	$10.4	5.8%	$20.0	4.2%
Europe Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended July 2, 2010		Ended July 2, 2010
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue increase (GAAP)	$0.9	1.4%	$13.0	6.3%
(Decrease)/increase due to foreign exchange rate changes	(2.9)	-4.3%	5.5	2.7%

Revenue increase in constant dollars	$3.8	5.7%	$7.5	3.6%

Asia Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended July 2, 2010		Ended July 2, 2010
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue increase (GAAP)	$2.6	9.6%	$8.9	13.8%
Increase due to foreign exchange rate changes	1.3	4.8%	2.9	4.5%

Revenue increase in constant dollars	$1.3	4.8%	$6.0	9.3%
The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency. We calculate constant dollar revenue changes by recalculating current year revenue using the prior year’s exchange rates and comparing it to the prior year revenue reported on a GAAP basis. We provide constant dollar revenue changes for Total Company, Europe and Asia results because we use the measure to understand the underlying results and trends of the business segments excluding the impact of exchange rate changes that are not under management’s direct control. We have a foreign exchange rate risk management program intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. The actions taken by us to mitigate foreign exchange risk are reflected in cost of goods sold and other, net.
Accounts Receivable and Inventory
Accounts receivable were $86.8 million at July 2, 2010, compared with $149.2 million as of December 31, 2009 and $100.1 million as of July 3, 2009. Days sales outstanding were 41 days as of July 2, 2010, compared with 35 days as of December 31, 2009 and 50 days as of July 3, 2009. Wholesale days sales outstanding were 55 days for the second quarter of 2010, 45 days at December 31, 2009 and 66 days for the second quarter of 2009. The decrease in accounts receivable was driven by a shift in the pattern of revenue to earlier in the quarter, and maintaining our collection discipline despite the macro-economic environment.

Form 10-Q

Inventory was $177.2 million as of July 2, 2010, compared with $158.5 million at December 31, 2009 and $180.4 million as of July 3, 2009. The reduction in inventory is driven by improved planning, resulting in less excess and obsolete inventory.
Liquidity and Capital Resources
Net cash provided by operations for the first half of 2010 was $1.0 million, compared with cash used of $6.6 million for the first half of 2009. The increase in cash generation was due primarily to the improvement in our profitability.
Net cash used for investing activities was $7.4 million in the first half of 2010, compared with $9.7 million in the first half of 2009. Cash used in the first half of 2009 included approximately $1.5 million for the acquisition of Glaudio.
Net cash used by financing activities was $41.8 million in the first half of 2010, compared with $18.1 million in the first half of 2009. Cash flows used for financing activities reflect share repurchases of $44.2 million in the first six months of 2010, compared with $19.4 million in the first six months of 2009. We received cash inflows of $2.4 million in the first half of 2010 from the exercise of employee stock options, compared with $1.4 million from such exercises in the first half of 2009.
We are exposed to the credit risk of those parties with which we do business including counterparties on our derivative contracts and our customers. Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through April 2011. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
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
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Any letters of credit outstanding under the Agreement ($1.8 million at July 2, 2010) reduce the amount available for borrowing under the Agreement. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 0.5% at July 2, 2010), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of July 2, 2010, the applicable margin under the facility was 47.5 basis points. We pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of July 2, 2010, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed-charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
We have uncommitted lines of credit available from certain banks which totaled $30 million at July 2, 2010. Any borrowings under these lines would be at prevailing money market rates. Further, we have an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.

Form 10-Q

As of July 2, 2010 and July 3, 2009, we had no borrowings outstanding under any of our credit facilities.
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
Off-Balance Sheet Arrangements
Letters of Credit
As of July 2, 2010, December 31, 2009 and July 3, 2009, we had letters of credit outstanding of $15.9 million, $16.6 million and $17.2 million, respectively. These letters of credit were issued principally in support of real estate commitments.
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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lender’s cost of funds, plus an applicable spread, or prevailing money market rates. As of July 2, 2010 and July 3, 2009, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to mitigate the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decreasing the volatility of our earnings. The foreign currency forward contracts under this program will expire in 10 months or less. Based upon a sensitivity analysis as of July 2, 2010, a 10% change in foreign exchange rates would cause the fair value of our

Form 10-Q

derivative instruments to increase/decrease by approximately $9.4 million, compared to an increase/decrease of $12.2 million at December 31, 2009 and an increase/decrease of $11.4 million at July 3, 2009.
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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Form 10-Q

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the Three Fiscal Months Ended July 2, 2010

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	Be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs

April 3 – April 30	-	$-	-	6,301,866
May 1 – May 28	477,413	20.54	477,413	5,824,453
May 29 – July 2	847,220	17.97	847,220	4,977,233

Q2 Total	1,324,633	$18.90	1,324,633
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	03/10/2008	6,000,000	None
Program 2	12/09/2009	6,000,000	None
During the quarter ended July 2, 2010, 301,866 shares were repurchased under Program 1, which brought the total repurchased under the program to 6,000,000 shares. On December 3, 2009, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. During the quarter ended July 2, 2010, 1,022,767 shares were repurchased under this authorization. See Note 12 to our unaudited condensed consolidated financial statements in this Form 10-Q for additional information.
* Fiscal month
** Based on trade date - not settlement date

Form 10-Q

Item 6.  EXHIBITS
Exhibits.
Exhibit 10.1 – The Timberland Company 2007 Incentive Plan, as amended, filed herewith.
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
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: August 6, 2010	By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
Chief Executive Officer

Date: August 6, 2010	By:	/s/ CARRIE W. TEFFNER
Carrie W. Teffner
Chief Financial Officer

Form 10-Q

EXHIBIT INDEX

Exhibit	Description

Exhibit 10.1	The Timberland Company 2007 Incentive Plan, as amended, filed herewith.

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document