Form 10-Q
period 2010-10-01
TIMBERLAND CO
filed 2010-11-04
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2010
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
☐ Yes     ☒ No
On October 29, 2010, 39,898,956 shares of the registrant’s Class A Common Stock were outstanding and 10,889,160 shares of the registrant’s Class B Common Stock were outstanding.

Form 10-Q

THE TIMBERLAND COMPANY
FORM 10-Q

Page(s)

Part I Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets - October 1, 2010, December 31, 2009 and October 2, 2009	5

Unaudited Condensed Consolidated Statements of Operations - For the Quarters and Nine Months Ended October 1, 2010 and October 2, 2009	6

Unaudited Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended October 1, 2010 and October 2, 2009	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

Part II Other Information

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

Signatures	37

Exhibit Index	38

Exhibits	39-42
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

Form 10-Q

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 1,	December 31,	October 2,
	2010	2009	2009
Assets
Current assets
Cash and equivalents	$108,815	$289,839	$112,851
Accounts receivable, net of allowance for doubtful accounts of $13,692 at October 1, 2010, $12,175 at December 31, 2009 and $13,578 at October 2, 2009	268,985	149,178	270,272
Inventory, net	239,805	158,541	201,733
Prepaid expense	30,917	32,863	32,919
Prepaid income taxes	27,822	11,793	18,287
Deferred income taxes	27,551	26,769	23,512
Derivative assets	120	1,354	839

Total current assets	704,015	670,337	660,413

Property, plant and equipment, net	64,985	69,820	70,664
Deferred income taxes	17,070	14,903	13,825
Goodwill	38,958	44,353	44,353
Intangible assets, net	35,883	45,532	45,948
Other assets, net	13,546	14,962	15,161

Total assets	$874,457	$859,907	$850,364

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$101,874	$79,911	$ 89,681
Accrued expense
Payroll and related	36,125	43,512	30,478
Other	94,076	81,988	88,256
Income taxes payable	29,683	21,959	18,224
Deferred income taxes	-	48	-
Derivative liabilities	4,308	389	3,994

Total current liabilities	266,066	227,807	230,633

Other long-term liabilities	34,680	36,483	36,146
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	-	-	-
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 75,100,342 shares issued at October 1, 2010, 74,570,388 shares issued at December 31, 2009 and 74,265,471 shares issued at October 2, 2009	751	746	743
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 10,889,160 shares issued and outstanding at October 1, 2010, 11,089,160 shares issued and outstanding at December 31, 2009 and 11,339,160 shares issued and outstanding at October 2, 2009	109	111	113
Additional paid-in capital	275,049	266,457	264,484
Retained earnings	1,029,173	974,683	952,429
Accumulated other comprehensive income	6,002	15,048	12,195
Treasury Stock at cost; 35,206,038 Class A shares at October 1, 2010, 31,131,253 Class A shares at December 31, 2009 and 30,257,800 Class A shares at October 2, 2009	(737,373)	(661,428)	(646,379)

Total stockholders’ equity	573,711	595,617	583,585

Total liabilities and stockholders’ equity	$874,457	$859,907	$850,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Quarter Ended		For the Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Revenue	$432,344	$421,766	$938,340	$898,116
Cost of goods sold	225,775	227,254	480,280	491,407

Gross profit	206,569	194,512	458,060	406,709

Operating expense
Selling	106,637	107,314	285,457	284,609
General and administrative	33,397	28,805	89,738	81,118
Impairment of goodwill	-	-	5,395	-
Impairment of intangible assets	-	-	7,854	925
Gain on termination of licensing agreements	-	-	(3,000)	-
Restructuring	-	(88)	-	(209)

Total operating expense	140,034	136,031	385,444	366,443

Operating income	66,535	58,481	72,616	40,266

Other income/(expense), net
Interest income	84	106	305	845
Interest expense	(133)	(117)	(414)	(355)
Other, net	5,603	2,626	5,739	3,629

Total other income/(expense), net	5,554	2,615	5,630	4,119

Income before income taxes	72,089	61,096	78,246	44,385

Income tax provision	19,894	23,339	23,756	9,995

Net income	$52,195	$37,757	$54,490	$34,390

Earnings per share
Basic	$ 1.01	$ .68	$ 1.03	$ .61
Diluted	$ 1.00	$ .68	$ 1.02	$ .61
Weighted-average shares outstanding
Basic	51,892	55,744	53,098	56,385
Diluted	52,225	55,908	53,531	56,692
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months Ended
	October 1, 2010	October 2, 2009
Cash flows from operating activities:
Net income	$54,490	$34,390
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	(2,819)	5,041
Share-based compensation	5,913	4,163
Depreciation and amortization	19,179	21,582
Provision for losses on accounts receivable	3,392	4,180
Impairment of goodwill	5,395	-
Impairment of intangible assets	7,854	925
Tax expense from share-based compensation, net of excess benefit	(520)	(1,804)
Unrealized loss on derivatives	1,008	554
Other non-cash (credits)/charges, net	(55)	930
Increase/(decrease) in cash from changes in operating assets and liabilities, net of the effect of business combinations:
Accounts receivable	(123,993)	(103,264)
Inventory	(80,146)	(18,891)
Prepaid expense and other assets	3,205	1,265
Accounts payable	21,872	(8,099)
Accrued expense	1,994	5,263
Prepaid income taxes	(16,028)	(1,600)
Income taxes payable	5,573	(7,208)
Other liabilities	(221)	(175)

Net cash used by operating activities	(93,907)	(62,748)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(1,554)
Additions to property, plant and equipment	(11,318)	(11,078)
Other	(209)	(601)

Net cash used by investing activities	(11,527)	(13,233)

Cash flows from financing activities:
Common stock repurchases	(73,734)	(29,285)
Issuance of common stock	2,621	1,373
Excess tax benefit from share-based compensation	609	136
Other	(909)	(1,248)

Net cash used by financing activities	(71,413)	(29,024)

Effect of exchange rate changes on cash and equivalents	(4,177)	667

Net decrease in cash and equivalents	(181,024)	(104,338)
Cash and equivalents at beginning of period	289,839	217,189

Cash and equivalents at end of period	$108,815	$112,851

Supplemental disclosures of cash flow information:
Interest paid	$368	$309
Income taxes paid	$37,017	$15,460
Non-cash investing activity (purchase of software licenses on account)	$1,500	$ -
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
The Company’s fiscal quarters end on the Friday closest to the day on which the calendar quarter ends, except that the fourth quarter and fiscal year end on December 31. The third quarters and first nine months of our fiscal year in 2010 and 2009 ended on October 1, 2010 and October 2, 2009, respectively.
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

Form 10-Q

Financial Assets and Liabilities
The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of October 1, 2010 and December 31, 2009:

Description
	Level 1	Level 2	Level 3	Impact of Netting	October 1, 2010
Assets:
Cash equivalents:
Time deposits	$-	$-	$-	$-	$-
Mutual funds	$-	$5,103	$-	$-	$5,103

Foreign exchange forward contracts:
Derivative assets	$-	$926	$-	$(806)	$120

Cash surrender value of life insurance	$-	$7,444	$-	$-	$7,444

Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$-	$6,294	$-	$(806)	$5,488

Description
	Level 1	Level 2	Level 3	Impact of Netting	December 31, 2009
Assets:
Cash equivalents:
Time deposits	$-	$70,041	$-	$-	$70,041
Mutual funds	$-	$95,871	$-	$-	$95,871

Foreign exchange forward contracts:
Derivative assets	$-	$1,768	$-	$(230)	$1,538

Cash surrender value of life insurance	$-	$8,036	$-	$-	$8,036

Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$-	$621	$-	$(230)	$391
Cash equivalents, included in cash and equivalents on our unaudited condensed consolidated balance sheets, include money market mutual funds and time deposits placed with a variety of high credit quality financial institutions. Time deposits are valued based on current interest rates and mutual funds are valued at the net asset value of the fund. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short-term maturities.
The fair value of the derivative contracts in the table above is reported on a gross basis by level based on the fair value hierarchy with a corresponding adjustment for netting for financial statement presentation purposes, where appropriate. The Company often enters into derivative contracts with a single counterparty and certain of these contracts are covered under a master netting agreement. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates. As of October 1, 2010, the derivative contracts above include $1,179 of liabilities included in other long-term liabilities on our unaudited condensed consolidated balance sheet. As of December 31, 2009, the derivative contracts above include $184 of assets and $2 of liabilities included in other assets, net and other long-term liabilities, respectively, on our unaudited condensed consolidated balance sheet.
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
During the quarter ended July 2, 2010, management concluded that the carrying value of goodwill exceeded the estimated fair value for its IPath, North America Retail and Europe Retail reporting units and, accordingly, recorded an impairment charge of $5,395. Management also concluded that the carrying value of the IPath and howies trademarks and other intangible assets exceeded their estimated fair value and, accordingly, recorded an impairment charge of $7,854. The Company’s North America Wholesale and Europe Wholesale business units have fair values substantially in excess of their carrying value. See Note 9 to the unaudited condensed consolidated financial statements.
Impairment charges included in the second quarter of 2010 unaudited condensed consolidated statement of operations, by segment, are as follows:

	North America		Sub-	Europe			Sub-	Total

	IPath	Retail	Total	IPath	howies	Retail	Total	Company

Goodwill	$4,118	$794	$4,912	$ -	$ -	$483	$483	$5,395
Trademarks	2,032	-	2,032	1,169	3,181	-	4,350	6,382
Other intangibles	1,228	-	1,228	-	244	-	244	1,472

	$7,378	$794	$8,172	$1,169	$3,425	$483	$5,077	$13,249

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
IPath
The IPath business unit has not met the revenue and earnings growth forecasted at its acquisition in April 2007. Accordingly, during the second quarter of 2010, management reassessed the financial expectations of this business as part of its long-range planning process. The revenue and earnings growth assumptions were developed based on near term trends, potential opportunities and planned investment in the IPath® brand. Management’s business plans and projections were used to develop the expected cash flows for the next five years and a 4% residual revenue growth rate applied thereafter. The analysis reflects a market royalty rate of 1.5% and a weighted average discount rate of 22%, derived primarily from published sources and adjusted for increased market risk. After the charges in the table above, there was $720 of finite-lived trademark intangible assets remaining at July 2, 2010. The carrying value of Ipath’s goodwill was reduced to zero.
howies
howies has not met the revenue and earnings growth forecasted at its acquisition in December 2006. Accordingly, during the second quarter of 2010, management reassessed the financial expectations of this business as part of its long-range planning process. The revenue and earnings growth assumptions were developed based on near term trends, potential opportunities and planned investment in the howies® brand. Management’s business plans and projections were used to develop the expected cash flows for the next five years and a 4% residual revenue growth rate applied thereafter. The analysis reflects a market royalty rate of 2% and a weighted average discount rate of 24%, derived primarily from published sources and adjusted for increased market risk. After the charges in the table above, there was $1,200 of indefinite-lived trademark intangible assets remaining at July 2, 2010.

Form10-Q

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
On an ongoing basis, the Company evaluated the carrying value of the GoLite trademark, which is licensed to a third party, for events or changes in circumstances indicating the carrying value of the asset may not be recoverable. Factors considered include the ability of the licensee to obtain necessary financing, the impact of changes in economic conditions and an assessment of the Company’s ability to recover all contractual payments when due under the licensing arrangement. During the first quarter of 2009, using Level 3 input factors noted above, the Company determined that the carrying value of the GoLite trademark was impaired and recorded a pre-tax, non-cash charge of approximately $925, which reduced the carrying value of the trademark to zero at April 3, 2009. The charge is reflected in our Europe segment.
During the third quarter of 2010 and 2009, the Company evaluated the carrying value of certain long-lived fixed assets, specifically certain footwear molds used in our production process. Based on an evaluation that included Level 3 input factors such as actual and planned production levels and style changes, the Company determined that the carrying value of the molds was impaired and we recorded a pre-tax, non-cash charge of approximately $485 and $740 in the quarters ended October 1, 2010 and October 2, 2009, respectively, which reduced the carrying value of the molds to zero. The charge, included in cost of sales in our statement of operations, is reflected in Unallocated Corporate in our segment reporting.
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
Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2012. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
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

Form10-Q

Forward contracts designated as cash flow hedging instruments are recorded in our unaudited condensed consolidated balance sheets at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income (“OCI”) and reclassified to earnings, in cost of goods sold, in the period that the hedged transaction is recognized in earnings. Cash flows associated with these contracts are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in our unaudited condensed consolidated statements of operations in other, net. The amount of hedge ineffectiveness reported in other, net for the quarters and nine months ended October 1, 2010 and October 2, 2009 was not material.
The notional value of foreign currency forward sell contracts entered into as cash flow hedges is as follows:

	Notional Amount
	December 31,
Currency	October 1, 2010	2009	October 2, 2009

Pound Sterling	$23,685	$20,657	$20,746
Euro	69,283	64,398	64,986
Japanese Yen	22,856	16,083	23,312

Total	$115,824	$101,138	$109,044

Latest Maturity Date	January 2012	January 2011	January 2011
Other Derivative Contracts
We also enter into derivative contracts to manage foreign currency exchange risk on intercompany accounts receivable and payable, third-party accounts receivable and payable, and non-U.S. dollar-denominated cash balances using forward contracts. These forward contracts, which are undesignated hedges of economic risk, are recorded at fair value on the unaudited condensed consolidated balance sheets, with changes in the fair value of these instruments recognized in earnings immediately. The gains or losses related to the contracts largely offset the remeasurement of those assets and liabilities. Cash flows associated with these contracts are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows.
The notional value of foreign currency forward (buy) and sell contracts entered into to mitigate the foreign currency risk associated with certain balance sheet items is as follows (the contract amount represents the net amount of all purchase and sale contracts of a foreign currency):

	Notional Amount
Currency	October 1, 2010	December 31, 2009	October 2, 2009

Pound Sterling	$15,814	$(12,922)	$(15,901)
Euro	37,024	14,122	25,577
Japanese Yen	18,641	8,013	14,493
Canadian Dollar	7,404	8,204	10,403
Norwegian Kroner	7,651	2,335	5,145
Swedish Krona	5,193	1,969	3,694

Total	$91,727	$21,721	$43,411

Sell Contracts	$91,727	$44,293	$59,312
Buy Contracts	-	(22,572)	(15,901)

Total Contracts	$91,727	$21,721	$43,411

Latest Maturity Date	January 2011	April 2010	January 2010

Form10-Q

Fair Value of Derivative Instruments
The following table summarizes the fair values and presentation in the unaudited condensed consolidated balance sheets for derivative instruments, which consist of foreign exchange forward contracts, as of October 1, 2010, December 31, 2009 and October 2, 2009:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	October 1,	December 31,	October 2,	October 1,	December 31,	October 2,
Balance Sheet Location	2010	2009	2009	2010	2009	2009

Derivatives designated as hedge instruments:

Derivative assets	$255	$1,313	$831	$135	$224	$-
Derivative liabilities	635	6	154	4,446	335	3,998
Other assets, net	-	184	127	-	-	18
Other long-term liabilities	21	-	6	1,200	2	236

	$911	$1,503	$1,118	$5,781	$561	$4,252

Derivatives not designated as hedge instruments:

Derivative assets	$-	$265	$8	$-	$-	$-
Derivative liabilities	15	-	-	513	60	150

	$15	$265	$8	$513	$60	$150

Total derivatives	$926	$1,768	$1,126	$6,294	$621	$4,402

The Effect of Derivative Instruments on the Statements of Operations for the Quarters Ended October 1, 2010 and October 2, 2009

				Amount of
				Gain/(Loss)
	Amount of Gain/(Loss)		Location of Gain/(Loss)	Reclassified from
	Recognized in OCI on		Reclassified from	Accumulated OCI into
Derivatives in	Derivatives, Net of Taxes		Accumulated OCI into	Income
Cash Flow	(Effective Portion)		Income	(Effective Portion)
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009

Foreign exchange forward contracts	$(4,604)	$(2,939)	Cost of goods sold	$2,947	$(3,794)
The Company expects to reclassify pre-tax losses of $4,242 to the statement of operations within the next twelve months.

		Amount of Gain/(Loss)
		Recognized in
Derivatives not Designated	Location of Gain/(Loss) Recognized	Income on Derivatives
as Hedging Instruments	In Income on Derivatives	2010	2009

Foreign exchange forward contracts	Other, net	$(1,691)	$(1,651)

Form10-Q

The Effect of Derivative Instruments on the Statements of Operations for the Nine Months Ended October 1, 2010 and October 2, 2009

				Amount of
				Gain/(Loss)
	Amount of Gain/(Loss)		Location of Gain/(Loss)	Reclassified from
	Recognized in OCI on		Reclassified from	Accumulated OCI into
Derivatives in	Derivatives, Net of Taxes		Accumulated OCI into	Income
Cash Flow	(Effective Portion)		Income	(Effective Portion)
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009

Foreign exchange forward contracts	$(4,604)	$(2,939)	Cost of goods sold	$4,553	$3,865

		Amount of Gain/(Loss)
		Recognized in
Derivatives not Designated	Location of Gain/(Loss) Recognized	Income on Derivatives
as Hedging Instruments	In Income on Derivatives	2010	2009

Foreign exchange forward contracts	Other, net	$(2,313)	$996
During the nine months ended October 2, 2009, the Company de-designated certain cash flow hedges due to settle in the quarter that related to its Japanese yen exposure. Included in other, net above is a net loss of approximately $14 related to these contracts.
Note 4. Share-Based Compensation
Share-based compensation costs were as follows in the quarters and nine months ended October 1, 2010 and October 2, 2009, respectively:

	For the Quarter Ended
	October 1,	October 2,
	2010	2009
Cost of goods sold	$112	$252
Selling expense	737	846
General and administrative expense	1,416	485

Total share-based compensation	$2,265	$1,583

	For the Nine Months Ended
	October 1,	October 2,
	2010	2009
Cost of goods sold	$301	$611
Selling expense	1,909	2,270
General and administrative expense	3,703	1,282

Total share-based compensation	$5,913	$4,163

Form10-Q

Long Term Incentive Programs
2010 Executive Long Term Incentive Program
On March 3, 2010, the Management Development and Compensation Committee of the Board of Directors approved the terms of The Timberland Company 2010 Executive Long Term Incentive Program (“2010 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and employees. On March 4, 2010, the Board of Directors also approved the 2010 LTIP with respect to the Company’s Chief Executive Officer. The 2010 LTIP was established under the Company’s 2007 Incentive Plan. The awards are subject to future performance, and consist of performance stock units (“PSUs”) equal in value to one share of the Company’s Class A Common Stock, and performance stock options (“PSOs”) with an exercise price of $19.45 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on March 4, 2010, the date of grant). On May 13, 2010, additional awards were made under the 2010 LTIP consisting of PSUs equal in value to one share of the Company’s Class A Common Stock, and PSOs with an exercise price of $22.55 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on May 13, 2010, the date of grant). Shares with respect to the PSUs will be granted and will vest following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The PSOs will vest in three equal annual installments following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The payout of the performance awards will be based on the Company’s achievement of certain levels of revenue growth and earnings before interest, taxes, depreciation and amortization (“EBITDA”), with threshold, budget, target and maximum award levels based upon actual revenue growth and EBITDA of the Company during the applicable performance periods equaling or exceeding such levels. The performance period for the PSUs is the three-year period from January 1, 2010 through December 31, 2012, and the performance period for the PSOs is the twelve-month period from January 1, 2010 through December 31, 2010. No awards shall be made or earned, as the case may be, unless the threshold goal is attained, and the maximum payout may not exceed 200% of the target award.
The maximum number of shares to be awarded with respect to PSUs under the 2010 LTIP is 527,800, which, if earned, will be settled in early 2013. Based on current estimates, unrecognized compensation expense with respect to the 2010 PSUs was $1,968 as of October 1, 2010. This expense is expected to be recognized over a weighted-average remaining period of 2.4 years.
The maximum number of shares subject to exercise with respect to PSOs under the 2010 LTIP is 737,640, which, if earned, will be settled, subject to the vesting schedule noted above, in early 2011. Based on current estimates, unrecognized compensation expense related to the 2010 PSOs was $2,214 as of October 1, 2010. This expense is expected to be recognized over a weighted-average remaining period of 2.4 years.
2009 Executive Long Term Incentive Program
On March 4, 2009, the Management Development and Compensation Committee of the Board of Directors approved the terms of The Timberland Company 2009 Executive Long Term Incentive Program (“2009 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and employees. On March 5, 2009, the Board of Directors also approved the 2009 LTIP with respect to the Company’s Chief Executive Officer. The 2009 LTIP was established under the Company’s 2007 Incentive Plan. The awards are subject to future performance, and consist of PSUs equal in value to one share of the Company’s Class A Common Stock, and PSOs with an exercise price of $9.34 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on March 5, 2009, the date of grant). On May 21, 2009, additional awards were made under the 2009 LTIP consisting of PSUs equal in value to one share of the Company’s Class A Common Stock, and PSOs with an exercise price of $12.93 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on May 21, 2009, the date of grant). Shares with respect to the PSUs will be granted and will vest following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The PSOs will vest in three equal annual installments following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The payout of the performance awards will be based on the Company’s achievement of certain levels of EBITDA, with threshold, budget, target and maximum award levels based upon actual EBITDA of the Company during the applicable performance periods equaling or exceeding such levels. The performance period for the PSUs is the three-year period from January 1, 2009 through December 31, 2011, and the performance period for the PSOs was the twelve-month period from January 1, 2009 through December 31, 2009. No

Form10-Q

awards shall be made or earned, as the case may be, unless the threshold goal is attained, and the maximum payout may not exceed 200% of the target award.
The maximum number of shares to be awarded with respect to PSUs under the 2009 LTIP is 750,000, which, if earned, will be settled in early 2012. Based on current estimates, unrecognized compensation expense with respect to the 2009 PSUs was $1,581 as of October 1, 2010. This expense is expected to be recognized over a weighted-average remaining period of 1.4 years.
Based on actual performance, the number of shares subject to exercise with respect to PSOs under the 2009 LTIP is 599,619, which shares were settled on March 4, 2010, subject to the vesting schedule noted above.
The Company estimates the fair value of its PSOs on the date of grant using the Black-Scholes option valuation model, which employs the following assumptions:

	2010 LTIP	2009 LTIP
	For the Nine Months Ended	For the Nine Months Ended
	October 1, 2010	October 2, 2009
Expected volatility	47.7%	41.9%
Risk-free interest rate	2.7%	1.9%
Expected life (in years)	6.1	6.4
Expected dividends	-	-
The following summarizes activity associated with stock options earned under the Company’s 2009 LTIP and excludes the performance-based awards noted above under the 2010 LTIP for which performance conditions have not been met:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2010	-	$-
Settled	599,619	9.52
Exercised	-	-
Expired or forfeited	(26,735)	9.34

Outstanding at October 1, 2010	572,884	$9.53	8.44	$5,929

Vested or expected to vest at October 1, 2010	536,524	$9.52	8.44	$5,556

Exercisable at October 1, 2010	-	-	-	-

Unrecognized compensation expense related to the 2009 PSOs was $940 as of October 1, 2010. This expense is expected to be recognized over a weighted-average remaining period of 1.6 years.
Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model, which employs the assumptions noted in the following table, for stock option awards excluding awards issued under the Company’s Long Term Incentive Programs discussed above:

	For the Quarter Ended		For the Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Expected volatility	49.6%	45.9%	49.0%	43.3%
Risk-free interest rate	1.7%	2.5%	2.2%	2.0%
Expected life (in years)	5.0	5.0	5.0	6.2
Expected dividends	-	-	-	-

Form10-Q

The following summarizes transactions for the nine months ended October 1, 2010, under stock option arrangements excluding awards issued under the Company’s Long Term Incentive Programs discussed above:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
Outstanding at January 1, 2010	3,908,270	$25.05
Granted	184,700	20.76
Exercised	(139,206)	15.06
Expired or forfeited	(193,051)	27.30

Outstanding at October 1, 2010	3,760,713	$25.10	4.89	$5,284

Vested or expected to vest at October 1, 2010	3,708,577	$25.20	4.83	$5,149

Exercisable at October 1, 2010	3,236,061	$26.66	4.25	$2,678

Unrecognized compensation expense related to nonvested stock options was $2,165 as of October 1, 2010. This expense is expected to be recognized over a weighted-average remaining period of 1.6 years.
Nonvested Shares
Changes in the Company’s nonvested shares and restricted stock units, excluding awards under the Company’s Long Term Incentive Programs discussed above, for the nine months ended October 1, 2010 are as follows:

		Weighted-		Weighted-
		Average		Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Units	Fair Value
Nonvested at January 1, 2010	86,102	$15.59	297,758	$13.74
Awarded	-	-	119,922	21.33
Vested	(61,142)	18.14	(152,491)	13.68
Forfeited	-	-	(15,850)	15.29

Nonvested at October 1, 2010	24,960	$9.34	249,339	$17.33

Expected to vest at October 1, 2010	24,960	$9.34	225,501	$17.22

Unrecognized compensation expense related to nonvested restricted stock awards was $37 as of October 1, 2010. The expense is expected to be recognized over a weighted-average remaining period of 0.4 years. Unrecognized compensation expense related to nonvested restricted stock units was $2,894 as of October 1, 2010. The expense is expected to be recognized over a weighted-average remaining period of 1.4 years.
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

Form10-Q

The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the quarters and nine months ended October 1, 2010 and October 2, 2009:

	For the Quarter Ended
	October 1, 2010			October 2, 2009
		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$52,195	51,892	$1.01	$37,757	55,744	$.68
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	-	249	(.01)	-	26	-
Nonvested shares	-	84	-	-	138	-

Diluted EPS	$52,195	52,225	$1.00	$37,757	55,908	$.68

	For the Nine Months Ended
	October 1, 2010			October 2, 2009
		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$54,490	53,098	$1.03	$34,390	56,385	$.61
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	-	297	(.01)	-	23	-
Nonvested shares	-	136	-	-	284	-

Diluted EPS	$54,490	53,531	$1.02	$34,390	56,692	$.61

The following securities (in thousands) were outstanding as of October 1, 2010 and October 2, 2009, but were not included in the computation of diluted EPS as their inclusion would be anti-dilutive:

	For the Quarter Ended		For the Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Anti-dilutive securities	3,213	3,994	2,861	4,056
Note 6.  Comprehensive Income
Comprehensive income for the quarters and nine months ended October 1, 2010 and October 2, 2009 is as follows:

	For the Quarter Ended		For the Nine Months Ended
				October 2,
	October 1, 2010	October 2, 2009	October 1, 2010	2009
Net income	$52,195	$37,757	$54,490	$34,390
Change in cumulative translation adjustment	8,462	3,838	(3,528)	7,220
Change in fair value of cash flow hedges, net of taxes	(11,974)	(731)	(5,508)	(7,568)
Change in other adjustments, net of taxes	36	-	(10)	-

Comprehensive income	$48,719	$40,864	$45,444	$34,042

Form10-Q

The components of accumulated other comprehensive income as of October 1, 2010, December 31, 2009 and October 2, 2009 were:

	October 1, 2010	December 31, 2009	October 2, 2009
Cumulative translation adjustment	$10,125	$13,653	$14,996
Fair value of cash flow hedges, net of taxes of $(242) at October 1, 2010, $47 at December 31, 2009 and $(155) at October 2, 2009	(4,604)	904	(2,939)
Other adjustments, net of taxes of $110 at October 1, 2010, $147 at December 31, 2009 and $7 at October 2, 2009	481	491	138

Total	$6,002	$15,048	$12,195

Note 7.  Business Segments and Geographic Information
The Company has three reportable segments: North America, Europe and Asia. The composition of the segments is consistent with that used by the Company’s chief operating decision maker.
The North America segment is comprised of the sale of products to wholesale and retail customers in North America. It includes Company-operated specialty and factory outlet stores in the United States and our United States e-commerce business. This segment also includes royalties from licensed products sold worldwide, the related management costs and expenses associated with our worldwide licensing efforts, and certain marketing expenses and value-added services. Beginning in the first quarter of 2010, results for the North America segment include certain U.S. distribution expenses, customer operations and service costs, credit management and short-term incentive compensation costs that were recorded in Unallocated Corporate in prior quarters. These costs in prior periods have been reclassified to North America to conform to the current period presentation.
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
Unallocated Corporate consists primarily of corporate finance, information services, legal and administrative expenses, share-based compensation costs, global marketing support expenses, worldwide product development costs and other costs incurred in support of Company-wide activities. Unallocated Corporate also includes certain value chain costs such as sourcing and logistics, as well as inventory variances. Beginning in the first quarter of 2010, certain U.S. distribution and other customer related expenses, and short-term incentive compensation costs previously reported in Unallocated Corporate were reclassified to North America, Europe and Asia. Additionally, Unallocated Corporate includes total other income/(expense), net, which is comprised of interest income, interest expense, and other, net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives not designated as hedges, currency gains and losses incurred on the settlement of local currency denominated assets and liabilities, and other miscellaneous non-operating income/(expense). Such income/(expense) is not allocated among the reportable business segments.
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

Form10-Q

Operating income/(loss) shown below for the nine months ended October 1, 2010 includes impairment charges of $8,172 and $5,077 in North America and Europe, respectively, related to goodwill and certain other intangible assets. Operating income for North America for the nine months ended October 1, 2010 also includes gains related to the termination of licensing agreements of $3,000. Operating income for Europe for the nine months ended October 2, 2009 includes an impairment charge of $925 related to a certain intangible asset. See Notes 2 and 9 to the unaudited condensed consolidated financial statements for additional information.
For the Quarters Ended October 1, 2010 and October 2, 2009

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated

2010

Revenue	$181,501	$204,154	$46,689	$-	$432,344

Operating income/(loss)	43,520	51,320	6,174	(34,479)	66,535

Income/(loss) before income taxes	43,520	51,320	6,174	(28,925)	72,089

Total assets	316,962	349,825	74,966	132,704	874,457

Goodwill	31,964	6,994	-	-	38,958

2009

Revenue	$188,247	$194,511	$39,008	$-	$421,766

Operating income/(loss)	41,607	41,488	4,275	(28,889)	58,481

Income/(loss) before income taxes	41,607	41,488	4,275	(26,274)	61,096

Total assets	320,014	341,065	60,675	128,610	850,364

Goodwill	36,876	7,477	-	-	44,353
For the Nine Months Ended October 1, 2010 and October 2, 2009

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated

2010

Revenue	$395,354	$422,534	$120,452	$-	$938,340

Operating income/(loss)	68,083	76,776	15,651	(87,894)	72,616

Income/(loss) before income taxes	68,083	76,776	15,651	(82,264)	78,246

2009

Revenue	$394,419	$399,869	$103,828	$-	$898,116

Operating income/(loss)	52,377	60,615	5,477	(78,203)	40,266

Income/(loss) before income taxes	52,377	60,615	5,477	(74,084)	44,385

Form10-Q

The following summarizes our revenue by product for the quarters and nine months ended October 1, 2010 and October 2, 2009:

	For the Quarter Ended		For the Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Footwear	$319,766	$319,145	$676,916	$657,739
Apparel and accessories	106,450	95,824	244,208	221,729
Royalty and other	6,128	6,797	17,216	18,648

	$432,344	$421,766	$938,340	$898,116

Note 8.  Inventory, net
Inventory, net consists of the following:

	October 1, 2010	December 31, 2009	October 2, 2009
Materials	$10,300	$7,944	$8,824
Work-in-process	1,247	740	935
Finished goods	228,258	149,857	191,974

Total	$239,805	$158,541	$201,733

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
A summary of goodwill activity by segment follows:

	North America	Europe	Asia	Total

Balance at December 31, 2009	$36,876	$7,477	-	$44,353
Q2 impairment charges	(4,912)	(483)	-	(5,395)

Balance at October 1, 2010	$31,964	$6,994	-	$38,958

Intangible assets consist of trademarks and other intangible assets. Other intangible assets consist of customer, patent and non-competition related intangible assets. Intangible assets consist of the following:

	October 1, 2010			December 31, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value
Trademarks (indefinite-lived)	$32,420	$ -	$32,420	$35,841	$ -	$35,841
Trademarks (finite-lived)	4,699	(2,312)	2,387	10,239	(4,149)	6,090
Other intangible assets (finite-lived)	5,976	(4,900)	1,076	10,723	(7,122)	3,601

Total	$43,095	$(7,212)	$35,883	$56,803	$(11,271)	$45,532

Form10-Q

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
In the third quarter of 2010, we received final approval associated with tax clearance for certain closed foreign operations, as well as the lapse of certain statutes of limitation and, accordingly, recorded a net benefit of approximately $3,900 in our tax provision related to uncertain tax positions.
Note 12.  Share Repurchase
On March 10, 2008, our Board of Directors approved the repurchase of up to 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 1,324,259 for the nine months ended October 1, 2010. As of October 1, 2010, there were no shares remaining available for repurchase under this authorization.
On December 3, 2009, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 1,678,256 and 2,701,023, respectively, for the quarter and nine months ended October 1, 2010. As of October 1, 2010, 3,298,977 shares remained available for repurchase under this authorization.
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

Form10-Q

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
Included herein are discussions and reconciliations of Total Company, Europe and Asia revenue changes to constant dollar revenue changes. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, are not Generally Accepted Accounting Principle (‘‘GAAP’’) performance measures. The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency exchange rate fluctuations. We calculate constant dollar revenue changes by recalculating current year revenue using the prior year’s exchange rates and comparing it to the prior year revenue reported on a GAAP basis. We provide constant dollar revenue changes for Total Company, Europe and Asia results because we use the measure to understand the underlying results and trends of the business segments excluding the impact of exchange rate changes that are not under management’s direct control. The limitation of this measure is that it excludes exchange rate changes that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with revenue reported on a GAAP basis. We have a foreign exchange rate risk management program intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. The actions taken by us to mitigate foreign exchange risk are reflected in cost of goods sold and other, net.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, the carrying value of inventories, derivatives, other contingencies, impairment of assets, incentive compensation accruals, share-based compensation and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in, or that result from, applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in Part II, Item 8: Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2009. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Form10-Q

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
Our estimates of fair value are sensitive to changes in the assumptions used in our valuation analyses and, as a result, actual performance in the near and longer-term could be different from these expectations and assumptions. These differences could be caused by events such as strategic decisions made in response to economic and competitive conditions and the impact of economic factors on our customer base. If our future actual results are significantly lower than our current operating results or our estimates and assumptions used to calculate fair value are materially different, the value determined using the discounted cash flow analysis could result in a lower value. A significant decrease in value could result in a fair value lower than carrying value, which could result in impairment of our remaining goodwill. While we believe we have made reasonable estimates and assumptions used to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur, which may ultimately result in the recording of an additional non-cash impairment charge.
These non-cash impairment charges do not have any direct impact on our liquidity, compliance with any covenants under our debt agreements or potential future results of operations. Our historical operating results may not be indicative of our future operating results. We will revise our estimates used in calculating the fair value of our reporting units as needed.
Overview
Our principal strategic goal is to become the #1 Outdoor Brand on Earth by offering an integrated product selection that equips consumers to enjoy the experience of being in the outdoors. We sell our products to consumers who embrace an outdoor-inspired lifestyle through high-quality distribution channels, including our own retail stores, which reinforce the premium positioning of the Timberland® brand.
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
A summary of our third quarter of 2010 financial performance, compared to the third quarter of 2009, follows:
•	Third quarter revenue increased 2.5%, or 5.2% on a constant dollar basis, to $432.3 million.

•	Gross margin increased 170 basis points to 47.8%.

•	Operating expenses increased $4.0 million, or 2.9%, to $140.0 million.

•	Operating income increased $8.0 million to $66.5 million.

•	Net income increased from $37.8 million to $52.2 million.

•	Diluted earnings per share increased from $.68 to $1.00.

•	Cash at the end of the quarter was $108.8 million with no debt outstanding.
We are undertaking a multi-year Business Transformation Initiative, pursuant to which we will develop and implement an integrated enterprise resource planning (“ERP”) system to better support our business model and further streamline our operations. The Company incurred incremental costs of approximately $2 million during the quarter ended October 1, 2010 related to initiatives in preparation for this ERP implementation.

Form10-Q

Results of Operations for the Quarter Ended October 1, 2010 Compared to the Quarter Ended October 2, 2009
Revenue
In the third quarter of 2010, our consolidated revenues grew 2.5% to $432.3 million, reflecting growth in Europe and Asia, partially offset by a decline in North America. Double-digit growth in Scandinavia and our distributor business was partially offset by declines in the Benelux region. China and Taiwan continued to post strong growth, leading the favorable quarter over quarter comparison in Asia. On a constant dollar basis, consolidated revenues increased 5.2%.
Products
By product group, our footwear revenue was relatively flat at $319.8 million, and apparel and accessories revenues grew 11.1% to $106.4 million. In footwear, improved wholesale revenue in Europe, reflecting higher sales of women’s and kids’ footwear, was offset by a decline in North America, where growth in Timberland PRO® footwear was offset by decreases in kids’ footwear. The improvement in apparel and accessories revenues compared to the prior year reflects revenue growth driven by apparel in Asia and by SmartWool® accessories in North America. Royalty and other revenue decreased 9.8% to $6.1 million compared to the prior year period primarily due to a decline in licensed kids’ apparel.
Channels
Wholesale revenue was $348.7 million in the third quarter of 2010, an increase of 1.9% compared to the prior year quarter, driven by growth in Europe and Asia, partially offset by a decline in North America.
Retail revenues grew 5.2% to $83.6 million in the third quarter of 2010, driven by growth in Asia and Europe. Comparable store sales increased 7.2% compared to the third quarter of 2009, with growth in specialty and outlet stores across our global locations. We had 225 and 217 Company-owned stores, shops and outlets worldwide at the end of the third quarters of 2010 and 2009, respectively.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 47.8% for the third quarter of 2010, a 170 basis point improvement compared to the third quarter of 2009. We saw gross margin improvement for the quarter in all regions, driven by more profitable close-out sales, favorable product and region mix, and lower product costs. These improvements were partially offset by adverse foreign exchange impacts. While the benefits from mix and lower product costs continued in the third quarter, we believe that increased product costs as a result of higher leather, transportation and labor costs will adversely impact gross margin in the fourth quarter of 2010 and through 2011.
Operating Expense
Operating expense for the third quarter of 2010 was $140.0 million, an increase of $4.0 million, or 2.9%, when compared to the third quarter of 2009. The increase in operating expense was driven by an increase in general and administrative expense of $4.6 million, or 15.9%. Foreign exchange rate impacts reduced operating expense by approximately 2% in the third quarter of 2010.
Selling expense was $106.6 million in the third quarter of 2010, compared to $107.3 million the same period in 2009. The change in selling expense reflects declines in selling and employee related costs.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $9.8 million and $10.2 million in the third quarters of 2010 and 2009, respectively.
In the third quarters of 2010 and 2009, we recorded $0.8 million and $0.7 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $6.7 million and $5.2 million for the quarters ended October 1, 2010 and October 2, 2009, respectively.
Advertising expense, which is included in selling expense, remained relatively flat at $8.9 million in the third quarter of 2010. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and Internet campaigns, production costs including agency fees, and catalog costs. Advertising costs are expensed at the time

Form10-Q

the advertising is used, predominantly in the season that the advertising costs are incurred. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of October 1, 2010 and October 2, 2009 was $2.5 million and $2.4 million, respectively.
General and administrative expense for the third quarter of 2010 was $33.4 million, an increase of 15.9% compared to the $28.8 million reported in the third quarter of 2009, driven by increases of $2.4 million in employee related costs, primarily share-based and incentive compensation, and $1.9 million in incremental costs related to a multi-year ERP system implementation.
Operating Income
We recorded operating income of $66.5 million in the third quarter of 2010, an increase of 13.8% compared to operating income of $58.5 million in the prior year period, driven by revenue and margin improvement partially offset by increases in operating expenses.
Other Income/(Expense) and Taxes
Interest income was $0.1 million in each of the third quarters of 2010 and 2009. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and bank guarantees, was $0.1 million in each of the third quarters of 2010 and 2009.
Other, net, included foreign exchange gains of $4.8 million and $1.5 million in the third quarters of 2010 and 2009, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of foreign currency denominated receivables and payables. These results were driven by the volatility of exchange rates within the third quarters of 2010 and 2009 and should not be considered indicative of expected future results.
The effective income tax rate for the third quarter of 2010 was 27.6%. The rate was impacted by the release of approximately $3.9 million in tax accruals associated with tax clearance for certain closed foreign operations, as well as the lapse of certain statutes of limitation, in the third quarter of 2010. The effective income tax rate for the third quarter of 2009 was 38.2%. The rate in 2009 was impacted by the release of approximately $0.8 million in tax accruals as a result of the lapse of certain statutes of limitation in the third quarter of 2009.
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
Revenue by segment for the quarter ended October 1, 2010 compared to the quarter ended October 2, 2009 is as follows (dollars in millions):

	For the Quarter Ended
	October 1,	October 2,
	2010	2009	% Change

North America	$181.5	$188.3	(3.6)%
Europe	204.1	194.5	5.0%
Asia	46.7	39.0	19.7%

	$432.3	$421.8	2.5%

Form10-Q

Operating income/(loss) by segment and as a percentage of revenue for the quarters ended October 1, 2010 and October 2, 2009 are included in the table below (dollars in millions). Segment operating income/(loss) is presented as a percentage of its respective segment revenue. Unallocated Corporate expenses are presented as a percentage of total revenue.

	For the Quarter Ended
	October 1,		October 2,
	2010		2009

North America	$43.5	24.0%	$41.6	22.1%
Europe	51.3	25.1%	41.5	21.3%
Asia	6.2	13.2%	4.3	11.0%
Unallocated Corporate	(34.5)	(8.0)%	(28.9)	(6.8)%

	$66.5	15.4%	$58.5	13.9%

North America
North America revenues were $181.5 million in the third quarter of 2010, a decrease of 3.6% compared to the same period in 2009. Growth in apparel and accessories and our Timberland PRO® footwear line was offset by declines in women’s and kids’ footwear. Within North America, our retail business was relatively flat. A 3.7% increase in comparable store sales, with growth in both our specialty and outlet stores, was offset by the net closure of 4 stores. We had 66 stores at October 1, 2010 compared to 70 stores at October 2, 2009.
Operating income for our North America segment was $43.5 million compared to $41.6 million for the third quarter of 2009, as margin improvement across all channels offset declines in revenue and an increase in operating expenses. The increase was driven by a 350 basis point improvement in gross margin due primarily to lower product costs, higher margin on reduced close-out revenue, and favorable product mix. Operating expense increased 4.0%, driven by higher sales and advertising spend.
Europe
Europe recorded revenues of $204.1 million in the third quarter of 2010, a 5.0% increase from the third quarter of 2009, and an increase of 12.3% on a constant dollar basis. Double-digit growth in Scandinavia and our distributor business, as well as growth in Central Europe and France, was partially offset by unfavorable foreign exchange rate impacts and declines in the Benelux region. Double-digit growth in kids’ and women’s footwear through the wholesale channel was complemented by an increase of 2.8% in retail revenue. Retail improvements were driven by comparable store sales increases of 9.8%, partially offset by unfavorable foreign exchange rate impacts. We had 64 stores at October 1, 2010 compared to 62 stores at October 2, 2009.
Timberland’s Europe segment recorded operating income of $51.3 million in the third quarter of 2010, compared to $41.5 million in the third quarter of 2009. A 50 basis point increase in gross margin was driven by lower product costs and improved profitability on close-outs, partially offset by unfavorable mix and foreign exchange rate impacts. In addition, Europe had a 7.7% decrease in operating expenses, driven by favorable foreign exchange impacts. A decrease in government taxes on certain foreign investments was offset by incremental store related, employee and labor related costs.
Asia
In Asia, revenues increased 19.7%, or 13.3% in constant dollars, to $46.7 million in the third quarter of 2010 due to continued strong growth in China, Taiwan, and Hong Kong, and favorable foreign exchange rate impacts. Retail revenues were up 21.9%, driven by strong apparel sales. Comparable store sales grew 9.3% and we added 16 new stores and closed 6 stores year over year, leaving us with 95 stores at October 1, 2010 compared to 85 stores at October 2, 2009.

Form10-Q

Operating income in our Asia segment was $6.2 million for the third quarter of 2010, compared to $4.3 million for the third quarter of 2009, driven by strong revenue growth and margin improvement, partially offset by an increase in operating expenses. A 200 basis point improvement in gross margin reflects favorable mix impacts, lower product costs and favorable foreign exchange rate impacts, partially offset by increased provisions for sales returns and allowances. This improvement was partially offset by an increase in operating expenses of 18.9% due to unfavorable foreign exchange impacts, as well as higher store related and employee costs.
Unallocated Corporate
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our reportable business segments, increased 19.3% to $34.5 million, which reflects an increase in incentive compensation costs and incremental costs associated with a multi-year ERP system implementation, as well as unfavorability in certain supply chain costs, primarily inventory cost variances, which are not allocated to our reportable segments.
Results of Operations for the Nine Months Ended October 1, 2010 Compared to the Nine Months Ended October 2, 2009
Revenue
In the first nine months of 2010, our consolidated revenues grew 4.5% to $938.3 million, reflecting strong growth in Europe and Asia, and relatively flat revenue in North America. The impact of changes in foreign exchange rates did not have a material impact on consolidated revenues. Nearly every market in Europe and Asia delivered top-line growth for the first nine months of 2010 compared to the prior year period. Growth in Scandinavia, Southern and Central Europe, and the UK was partially offset by declines in the Benelux region and our European distributor business. In the first nine months of 2010, revenue in China nearly doubled and Taiwan posted double-digit growth, in part due to new stores, leading the favorable year over year improvement in Asia.
Products
By product group, our footwear revenue increased 2.9% to $676.9 million compared to the prior year and apparel and accessories revenue grew 10.1% to $244.2 million. Footwear revenue growth was driven primarily by strong growth in Europe, with strength across all genders, and in Asia, reflecting growth in men’s footwear. This growth was partially offset by declines in North America, where strength in our Timberland PRO® footwear was offset by a decline in women’s and kids’ footwear. The improvement in apparel and accessories revenues compared to the prior year reflects revenue growth in Asia and North America in our own stores and through our wholesale partners. Royalty and other revenue decreased 7.7% to $17.2 million compared to the prior year period, primarily due to a decline in licensed kids’ apparel.
Channels
Wholesale revenue was $698.1 million in the first nine months of 2010, a 4.3% increase compared to the first nine months of 2009, driven primarily by growth in footwear in Europe and apparel and accessories in Asia. Retail revenues grew 5.0% to $240.2 million in the first nine months of 2010, driven by comparable store sales growth, the net addition of 8 stores, and favorable foreign exchange rate impacts in Asia. Global retail comparable store sales were up 3.8% compared to the first nine months of 2009, with growth in both our specialty and outlet stores.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 48.8% for the first nine months of 2010, a 350 basis point improvement compared to the first nine months of 2009. Gross margin improved for the first nine months of the year across all regions, and was driven by favorable mix impacts, lower product costs, better pricing, in part due to less promotional activity in retail, and reduced provisions for inventory and sales returns. While the benefits from mix may continue, we expect that increased product costs as a result of higher leather, transportation and labor costs will adversely impact gross margin in the fourth quarter of 2010 and through 2011.
Operating Expense
Operating expense for the first nine months of 2010 was $385.4 million, an increase of $19.0 million, or 5.2%, when

Form10-Q

compared to the first nine months of 2009. Foreign exchange rate impacts were not material in the first nine months of 2010. The change in operating expense was driven by increases of $12.3 million in impairment charges, $8.6 million in general and administrative expenses and $0.9 million in selling expense. These increases were partially offset by a $3.0 million gain related to the termination of licensing agreements during the first nine months of 2010.
Selling expense was $285.5 million in the first nine months of 2010, relatively flat when compared to the same period in 2009. Selling expense reflects decreased advertising spend and lower fixed asset write-offs compared to the prior year period offset by higher incentive compensation costs.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $25.3 million and $27.4 million in the first nine months of 2010 and 2009, respectively.
In the first nine months of 2010 and 2009, we recorded $2.0 million and $1.6 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $14.6 million and $11.5 million for the nine months ended October 1, 2010 and October 2, 2009, respectively.
Advertising expense, which is included in selling expense, was $18.0 million and $19.0 million in the first nine months of 2010 and 2009, respectively. A decrease in television campaigns, and the associated production costs, was partially offset by continued investment in brand concept, Internet and other initiatives, and co-op advertising. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and Internet campaigns, production costs including agency fees, and catalog costs.
General and administrative expense for the first nine months of 2010 was $89.7 million, an increase of 10.6% compared to the $81.1 million reported in the first nine months of 2009, driven by increases in incentive compensation and other employee related costs of $5.7 million, as well as $2.2 million in incremental costs related to initiatives in preparation for a multi-year ERP system implementation.
Total operating expense in the first nine months of 2010 also includes an impairment charge of $7.8 million related to certain intangible assets, an impairment charge of $5.4 million related to goodwill, and gains of $3.0 million associated with the termination of certain licensing agreements. Total operating expense in the first nine months of 2009 included a charge of $0.9 million for the impairment of a trademark. See Notes 2 and 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Operating Income
We recorded operating income of $72.6 million in the first nine months of 2010, compared to $40.3 million in the prior year period. The improvement year over year was driven by solid revenue growth and a 350 basis point improvement in gross margin. Operating income in the first nine months of 2010 included a goodwill and intangible asset impairment charge of $13.2 million and gains on termination of licensing agreements of $3.0 million, compared to a $0.9 million intangible asset impairment charge and restructuring credits of $0.2 million included in operating income in the first nine months of 2009.
Other Income/(Expense) and Taxes
Interest income was $0.3 million and $0.8 million in the first nine months of 2010 and 2009, respectively, reflecting lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and bank guarantees, was $0.4 million in the first nine months of both 2010 and 2009.
Other, net, included foreign exchange gains of $5.4 million and $1.9 million in the first nine months of 2010 and 2009, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of foreign currency denominated receivables and payables. These results were driven by the volatility of exchange rates within the first nine months of 2010 and 2009 and should not be considered indicative of expected future results.
The effective income tax rate for the first nine months of 2010 was 30.4%. The 2010 rate was impacted by the release of approximately $3.9 million in tax accruals as a result of final approval associated with tax clearance for certain closed foreign operations, as well as the lapse of certain statutes of limitation, in the third quarter of 2010. The effective income tax rate for

Form10-Q

the first nine months of 2009 was 22.5%. The 2009 rate was impacted by a benefit of approximately $7.3 million due to the closure of certain audits or the lapse of certain statutes of limitation in the first nine months of 2009.
In December 2009, we received a Notice of Assessment from the Internal Revenue Department of Hong Kong for approximately $17.6 million with respect to the tax years 2004 through 2008. In connection with the assessment, the Company made required payments to the Internal Revenue Department of Hong Kong totaling approximately $8.4 million in the first nine months of 2010. We believe we have a sound defense to the proposed adjustment and will continue to firmly oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, actual resolution may differ from our current estimates, and such differences could have a material impact on our future effective tax rate and our results of operations.
Segments Review
Revenue by segment for the nine months ended October 1, 2010 compared to the nine months ended October 2, 2009 is as follows (dollars in millions):

	For the Nine Months Ended
	October 1,	October 2,
	2010	2009	% Change

North America	$395.3	$394.4	0.2%
Europe	422.5	399.9	5.7%
Asia	120.5	103.8	16.0%

	$938.3	$898.1	4.5%

Operating income/(loss) by segment and as a percentage of revenue for the nine months ended October 1, 2010 and October 2, 2009 are included in the table below (dollars in millions). Segment operating income is presented as a percentage of its respective segment revenue. Unallocated Corporate expenses are presented as a percentage of total revenue. North America includes impairment charges of $8.1 million and a gain related to the termination of licensing agreements of $3.0 million in the nine months ended October 1, 2010. Europe includes impairment charges of $5.1 million and $0.9 million in the nine months ended October 1, 2010 and October 2, 2009, respectively.

	For the Nine Months Ended
	October 1,		October 2,
	2010		2009

North America	$68.1	17.2%	$52.4	13.3%
Europe	76.8	18.2%	60.6	15.2%
Asia	15.6	13.0%	5.5	5.3%
Unallocated Corporate	(87.9)	(9.4)%	(78.2)	(8.7)%

	$72.6	7.7%	$40.3	4.5%

North America
North America revenues were $395.3 million in the first nine months of 2010, flat compared to the same period in 2009. Growth in SmartWool® accessories and Timberland® apparel, as well as strong growth in our Timberland PRO® footwear line was partially offset by declines in other footwear across all genders. Within North America, our retail business was relatively

Form10-Q

flat, as a 1.0% increase in comparable store sales was partially offset by the closure of 4 stores.
Operating income for our North America segment was $68.1 million, compared to $52.4 million for the first nine months of 2009. The increase was driven by a 585 basis point improvement in gross margin, due primarily to favorable mix impacts, reduced product costs, less promotional activity in retail, and lower provisions for inventory and sales returns and allowances. Operating expenses increased 7.3% reflecting goodwill and intangible asset impairment charges of $8.1 million, primarily related to IPath, and increases in certain marketing initiatives and selling related costs. These items were partially offset by a gain of $3.0 million associated with the termination of licensing agreements and a reduction of $0.7 million associated with fixed asset write-offs taken in 2009 related to our e-commerce business and underperforming retail stores.
Europe
Europe recorded revenues of $422.5 million in the first nine months of 2010, which was a 5.7% increase from the first nine months of 2009, and an increase of 7.9% on a constant dollar basis. Growth across our major markets in Europe, in particular Scandinavia, Southern Europe and Central Europe, was partially offset by declines in the Benelux region and certain distributor markets, such as Greece and the Middle East. The increases were driven by strong growth in footwear sales through the wholesale channel, as well as modest growth in our retail stores. Strength in retail apparel and wholesale accessories sales was partially offset by wholesale apparel revenue declines. Retail growth of 3.6% was driven by comparable store sales growth of 4.0%, and impacted by unfavorable foreign exchange rate changes.
Timberland’s Europe segment recorded operating income of $76.8 million in the first nine months of 2010, compared to $60.6 million in the first nine months of 2009. Improvement in Europe was driven by revenue growth as well as a 120 basis point increase in gross margin from lower product costs and favorable channel mix, partially offset by unfavorable foreign exchange rate impacts. Operating expenses were flat year over year, as the impact of a $5.1 million impairment charge related primarily to our howies and IPath trademarks was offset by favorable foreign exchange rate impacts and a decrease in government taxes on certain foreign investments. Operating expense for the 2009 period included a charge of $0.9 million for the impairment of the GoLite trademark.
Asia
In Asia, revenues increased 16.0%, or 10.8% in constant dollars, to $120.5 million in the first nine months of 2010 due to strong growth in apparel and men’s footwear in both wholesale and retail channels. Retail revenues were up 15.1%, driven by comparable store sales growth of 8.4%, the net addition of 10 stores, and favorable foreign exchange rate impacts.
Asia had operating income of $15.6 million for the first nine months of 2010, compared to $5.5 million for the first nine months of 2009, driven by revenue growth and a 365 basis point improvement in gross margin, reflecting favorable foreign exchange rate impacts, lower levels of sales returns and allowances and reduced product costs. Operating expenses increased 6.1% driven primarily by unfavorable foreign exchange rate impacts and higher selling related and incentive compensation costs.
Unallocated Corporate
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our reportable business segments, increased 12.4% to $87.9 million in the first nine months of 2010, which reflects higher incentive compensation and other employee related costs, incremental costs related to a multi-year ERP system implementation, and unfavorability in certain supply chain costs, primarily inventory cost variances, which are not allocated to our reportable segments, partially offset by decreased advertising costs.
Reconciliation of Total Company, Europe and Asia Revenue Increases/(Decreases) To Constant Dollar Revenue Increases/(Decreases)
Total Company Revenue Reconciliation:

	For the Quarter		For the Nine Months
	Ended October 1, 2010		Ended October 1, 2010
	$ Millions		$ Millions	%
	Change	% Change	Change	Change

Revenue increase (GAAP)	$10.6	2.5%	$40.2	4.5%
Decrease due to foreign exchange rate changes	(11.4)	-2.7%	(1.7)	-0.2%

Revenue increase in constant dollars	$22.0	5.2%	$41.9	4.7%

Form10-Q

Europe Revenue Reconciliation:

	For the Quarter		For the Nine Months
	Ended October 1, 2010		Ended October 1, 2010
	$ Millions	%	$ Millions
	Change	Change	Change	% Change

Revenue increase (GAAP)	$9.6	5.0%	$22.7	5.7%
Decrease due to foreign exchange rate changes	(14.3)	-7.3%	(8.7)	-2.2%

Revenue increase in constant dollars	$23.9	12.3%	$31.4	7.9%
Asia Revenue Reconciliation:

	For the Quarter		For the Nine Months
	Ended October 1, 2010		Ended October 1, 2010
	$ Millions		$ Millions
	Change	% Change	Change	% Change

Revenue increase (GAAP)	$7.7	19.7%	$16.6	16.0%
Increase due to foreign exchange rate changes	2.5	6.4%	5.4	5.2%

Revenue increase in constant dollars	$5.2	13.3%	$11.2	10.8%
The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency exchange rates. We calculate constant dollar revenue changes by recalculating current year revenue using the prior year’s exchange rates and comparing it to the prior year revenue reported on a GAAP basis. We provide constant dollar revenue changes for Total Company, Europe and Asia results because we use the measure to understand the underlying results and trends of the business segments excluding the impact of exchange rate changes that are not under management’s direct control. We have a foreign exchange rate risk management program intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. The actions taken by us to mitigate foreign exchange risk are reflected in cost of goods sold and other, net.
Accounts Receivable and Inventory
Accounts receivable were $269.0 million at October 1, 2010, compared with $149.2 million as of December 31, 2009 and $270.3 million as of October 2, 2009. Days sales outstanding were 56 days as of October 1, 2010, compared with 35 days as of December 31, 2009 and 58 days as of October 2, 2009. Wholesale days sales outstanding were 61 days for the third quarter of 2010, 45 days at December 31, 2009 and 63 days for the third quarter of 2009.
Inventory was $239.8 million as of October 1, 2010, compared with $158.5 million at December 31, 2009 and $201.7 million as of October 2, 2009. The increase in inventory at the end of the third quarter of 2010 compared to the third quarter of 2009 is driven by the timing of inventory receipts and higher input costs.
Liquidity and Capital Resources
Net cash used by operations for the first nine months of 2010 was $93.9 million, compared to $62.7 million for the first nine months of 2009. The increase in cash use was due primarily to the timing of inventory receipts.
Net cash used for investing activities was $11.5 million in the first nine months of 2010, compared with $13.2 million in the first nine months of 2009. Cash used in the first nine months of 2009 included approximately $1.5 million for the acquisition of Glaudio.
Net cash used by financing activities was $71.4 million in the first nine months of 2010, compared with $29.0 million in the first nine months of 2009. Cash flows used for financing activities reflect share repurchases of $73.7 million in the first nine

Form 10-Q

months of 2010, compared with $29.3 million in the first nine months of 2009. We received cash inflows of $2.6 million in the first nine months of 2010 from the exercise of employee stock options, compared with $1.4 million from such exercises in the first nine months of 2009.
We are exposed to the credit risk of those parties with which we do business, including counterparties on our derivative contracts and our customers. Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2012. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
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
We have an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (“Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Any letters of credit outstanding under the Agreement ($1.6 million at October 1, 2010) reduce the amount available for borrowing under the Agreement. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 0.4% at October 1, 2010), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of October 1, 2010, the applicable margin under the facility was 47.5 basis points. We pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of October 1, 2010, the commitment fee was 15 basis points. The Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed-charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis. The continued volatility in the credit markets could result in significant increases in borrowing costs for any new facility we may require. Our ability to obtain new financing with comparable terms upon the maturity of our existing facility will depend upon prevailing market conditions, our financial condition and the terms and conditions available at the time of such financing.
We have uncommitted lines of credit available from certain banks which totaled $30 million at October 1, 2010. Any borrowings under these lines would be at prevailing money market rates. Further, we have an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.
We had no borrowings outstanding under any of our credit facilities during, or as of, the quarters and nine months ended October 1, 2010 and October 2, 2009.
Management believes that our operating costs, capital requirements and funding for our share repurchase program for the balance of 2010 will be funded through our current cash balances, our existing credit facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and cash from operations, without the need for additional financing. We are undertaking a multi-year Business Transformation Initiative pursuant to which we will develop and implement an ERP system to better support our business model and further streamline our operations. It is the Company’s intent to finance these costs with cash from operations, without the need for additional financing. However, as discussed in the sections entitled “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and “Forward Looking Information” on page 2 of this Quarterly Report on Form 10-Q and in Part II, Item 1A, Risk

Form 10-Q

Factors, of this Quarterly Report on Form 10-Q, several risks and uncertainties could require that the Company raise additional capital through equity and/or debt financing. From time to time, the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional financing will depend upon prevailing market conditions, our financial condition and the terms and conditions of such financing. The continued volatility in the credit markets could result in significant increases in borrowing costs for any new debt we may require.
Off-Balance Sheet Arrangements
Letters of Credit
As of October 1, 2010, December 31, 2009 and October 2, 2009, we had letters of credit outstanding of $15.8 million, $16.6 million and $16.9 million, respectively. These letters of credit were issued principally in support of real estate commitments.
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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lender’s cost of funds, plus an applicable spread, or prevailing money market rates. As of October 1, 2010 and October 2, 2009, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to mitigate the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decreasing the volatility of our earnings. The foreign currency forward contracts under this program will expire in 15 months or less. Based upon a sensitivity analysis as of October 1, 2010, a 10% change in foreign exchange rates would cause the fair value of our derivative instruments to increase/decrease by approximately $21.3 million, compared to an increase/decrease of $12.2 million at December 31, 2009 and an increase/decrease of $15.6 million at October 2, 2009.
Item 4. CONTROLS AND PROCEDURES
We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded,

Form 10-Q

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the Three Fiscal Months Ended October 1, 2010

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	Be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs

July 3 – July 30	24,850	$17.90	24,850	4,952,383
July 31 – August 27	611,235	17.33	611,235	4,341,148
August 28 – October 1	1,042,171	18.17	1,042,171	3,298,977

Q3 Total	1,678,256	$17.86	1,678,256
Footnote (1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	12/09/2009	6,000,000	None
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
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)

Date: November 4, 2010	By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
Chief Executive Officer

Date: November 4, 2010	By:	/s/ CARRIE W. TEFFNER
Carrie W. Teffner
Chief Financial Officer

Form 10-Q

EXHIBIT INDEX

Exhibit	Description

Exhibit 31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document