Form 10-K
period 2010-12-31
TIMBERLAND CO
filed 2011-02-22
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes     ☑  No

The aggregate market value of Class A Common Stock of the Company held by non-affiliates of the Company was $635,270,723 on July 2, 2010, which was the last business day of the Company’s second fiscal quarter in 2010. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the Company. See Item 12 of this Annual Report on Form 10-K.

On February 10, 2011, 39,948,551 shares of the Company’s Class A Common Stock and 10,568,389 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

The Timberland Company was incorporated in Delaware on December 20, 1978. We are the successor to the Abington Shoe Company, which was incorporated in Massachusetts in 1933. We refer to The Timberland Company, together with its subsidiaries, as “we”, “our”, “us”, “its”, “Timberland” or the “Company.”

We design, develop and market premium quality footwear, apparel and accessories products for men, women and children under the Timberland®, Timberland PRO®, Timberland Boot Company®, SmartWool® and howies® brands. We sell our products to retail accounts through our wholesale channel, through Timberland-owned retail including stores and Internet sales, and through a mix of independent distributors, franchisees and licensees worldwide.

Our principal strategic goal is to become the #1 Outdoor Brand on Earth by offering an integrated product selection that equips consumers to enjoy the experience of being in the outdoors. Our ongoing efforts to achieve this goal include (i) enhancing our leadership position in our core Timberland® footwear business through an increased focus on technological innovation and “big idea” initiatives like Earthkeeperstm, (ii) expanding our global apparel and accessories business by leveraging the brand’s equity and initiatives through a combination of in-house development and licensing arrangements with trusted partners, (iii) expanding our brands geographically, (iv) driving operational and financial excellence, (v) setting the standard for social and environmental responsibility, and (vi) striving to be an employer of choice.

Products

Our products fall into two primary categories: (1) footwear and (2) apparel and accessories. We also derive royalty revenue from third party licensees and distributors that produce and/or sell our products under license. The following summarizes the percentage of our revenues derived from each of these categories for the past three years:

Category	2010	2009	2008

Footwear	72.5%	72.4%	71.4%
Apparel and Accessories	25.8%	25.6%	26.9%
Royalty and Other	1.7%	2.0%	1.7%

Footwear

In 1973, we produced our first pair of waterproof leather boots under the Timberland® brand. We now offer a broad variety of footwear products for men, women and children, featuring premium materials and state-of-the-art design and construction. Our Timberland® men’s footwear products emphasize durability, comfort and craftsmanship. Our Timberland® women’s footwear line combines beautiful styling, performance features and eco-conscious materials. Our Timberland® kids’ footwear products are designed and engineered specifically for kids with the same high-quality standards and materials as our adult footwear products, combining Timberland’s heritage of premium leathers and craftsmanship with a focus on fit, functionality and convenience.

Timberland® brand footwear offerings within each of our men’s, women’s and kids’ lines include (i) basic, premium and sports boots, including hikers; (ii) handsewn oxfords, boat shoes and casual footwear; and (iii) performance footwear. The Timberland PRO® series for skilled tradespeople and working professionals is an additional footwear category we developed to address those consumers’ distinct needs.

Some of the principal features of our boot products include premium waterproof leather, direct-attach and seam-sealed waterproof construction, rubber lug outsoles for superior traction and abrasion resistance, shock diffusion plates, durable laces, padded collars for comfortable fit, enhanced insulation, rustproof hardware for durability and moisture-wicking components for comfort and breathability. Our casual footwear is rooted in our commitment to the environment, craftsmanship and innovation, a design ethos which results in products made from superior earth-conscious materials and characterized by enhanced comfort. Our performance footwear continues to address the needs of outdoor recreationalists and enthusiasts of all levels, offering technical, end-use driven products for outdoor adventures from summit to sea and everywhere in between. Additionally, we offer premium-priced “elite” collections which we distribute via selective boutique channels in major markets.

The Timberland PRO® series targets working professionals whose jobs demand footwear that stands up to the harshest working conditions. Timberland PRO has an assortment of occupational footwear products across categories including Industrial, Healthcare and Duty, and builds on the marketplace success of its Anti-Fatigue Technology, a system of geometrically designed cones that provide the consumer with increased standing tolerance providing more energy throughout their work day. Timberland PRO serves customers in Canada with a line of occupational products built specifically for the Canadian market, and continues to expand its occupational offering internationally, with a licensing agreement with Sperian Protection for Europe, as well as parts of the Middle East and Africa.

Footwear Technology

Our advanced concepts footwear team focuses on developing the next innovations in our footwear technologies, including materials, constructions and processes. A few of our most frequently used technological innovations are the Smart Comfort® system which incorporates a multi-density footbed and allows footwear to expand and contract with the changing shape of the foot during the walking motion while preserving the essential style of the footwear, the Timberland® Agile IQ system which delivers improved stability, shock absorption and fit, and the Anti-Fatigue platform, first developed for Timberland PRO consumers who spend many hours on their feet every day. In addition, we use Green Rubbertm compound to make outsoles containing recycled rubber for our Earthkeeperstm and Mountain Athletics® lines. We have also recently introduced Bionictm canvas, a fabric made with recycled material and organic cotton, ion-masktm, a super water-repellency treatment and Pebaxtm foam, a super lightweight foam, into our footwear and/or apparel. We maintain numerous patented and other technologies for use in our footwear, apparel and accessories.

Apparel and Accessories

Timberland® and Timberland PRO® Series

Timberland’s apparel for men, women and kids continues to offer outdoor adventure and outdoor leisure products that combine performance benefits and versatile styling. We believe that continuing to develop and expand our apparel business is important to our global brand aspirations, and that experienced licensing partners will help us maximize our brand potential in apparel. We have licensing arrangements with Phillips-Van Heusen Corporation for men’s apparel in North America and Mediterranea S.r.l. for women’s apparel in Europe. Children’s Worldwide Fashion S.A.S., our longstanding licensing partner, continues to make, market and distribute our kids’ apparel in Europe and Asia. In the United States, beginning with the Spring season in 2011, Parigi Group will make, market and distribute our kids’ apparel as we transition from KHQ Investment LLC. We design and market Timberland® men’s apparel for our European and Asian operations through our London-based International Design Center, which enables us to remain close to our target consumers. Li & Fung (Trading) Limited is our buying agent to source this apparel for us. We offer Timberland PRO® apparel in Europe pursuant to a licensing arrangement that has been in effect since 2004.

A key driver of our men’s and women’s apparel lines is our Earthkeeperstm initiative, which reflects the intersection of product design and environmental stewardship. Organic, recycled and renewable materials have all been introduced into the lines to further our ongoing commitment to minimize our environmental impact and appeal to an environmentally-aware consumer.

SmartWool

SmartWool extends our enterprise’s reach by offering apparel and accessories to the active outdoor consumer. SmartWool is a mountain-based apparel brand located in Steamboat Springs, CO that delivers extraordinary comfort through products designed for an active-outdoor life. The company brings the lessons of active-mountain life to bear on business and apparel that has redefined the experience of wearing wool, allowing consumers to do what they love to do, longer.

SmartWool offers consumers a premium, technical layering system of merino wool apparel, socks and accessories that are designed to work together in fit, form and function. Its key product categories are Next-to-Skin Baselayers, Thermal Midlayers and Performance Socks. Additionally, SmartWool has a growing line of performance accessories including technical ski gloves, hats, balaclavas, neck gaiters and scarves.

The merino wool fiber used in SmartWool® products is superior at moisture management and temperature control, and is naturally odor free. SmartWool® products are sold through premium outdoor and specialty retailers, outdoor chains, better department stores and online at www.smartwool.com.

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

Third-party Licensing

Third-party licensing enables us to expand our brand reach to appropriate and well-defined categories and to benefit from the expertise of the licensees in a manner that reduces the risks to us associated with pursuing these opportunities. We receive a royalty on sales of our licensed products. We continue to focus on closely aligning our licensed products and distribution to our strategic brand initiatives and long range strategies and to build better integration across these products to present a seamless brand worldwide. We license rights to children’s apparel worldwide, men’s apparel in North America, and women’s apparel in Europe. The accessories products we license generally include packs and travel gear, women’s handbags, belts, wallets, socks, headwear, gloves, watches, sunglasses, eyewear and ophthalmic frames and various other small leather goods, and are designed, manufactured and distributed pursuant to a variety of exclusive and non-exclusive licensing agreements with third parties. We also offer Timberland PRO® footwear and apparel in Europe under a license agreement.

Product Sales: Business Segments and Operations by Geographic Area

Our products are sold by us as well as our distributor partners in the United States and internationally primarily through independent outdoor retailers, independent footwear retailers, better department stores, athletic stores and other national retailers, which reinforce the high level of quality, performance and service associated with the Timberland® brand and business. In addition, our products are sold by us as well as our distributor and franchise partners in Timberland® specialty stores and Timberland® factory outlet stores dedicated exclusively to selling Timberland® products and Timberland® sub-branded products. We also sell our products in the United States online at www.timberland.com and www.smartwool.com, in the United Kingdom online at www.timberlandonline.co.uk and www.howies.co.uk and in Japan online at www.shop.timberland.co.jp.

We operate in an industry that includes the designing, engineering, marketing and distribution of footwear, apparel and accessories products for men, women and children. We manage our business in the following three reportable segments, each segment sharing similar product, distribution and marketing: North America, Europe and Asia.

The North America segment is comprised of the sale of products to wholesale customers in the United States and Canada, as well as the Company-operated specialty and factory outlet stores in the United States and our U.S. e-commerce businesses. This segment also includes royalties from licensed products sold worldwide, the management costs and expenses associated with our worldwide licensing efforts and certain marketing expenses and value added services. The Europe and Asia segments consist of the marketing, selling and distribution of footwear, apparel and accessories and licensed products outside of North America. Products are sold outside of the United States through our subsidiaries (which use wholesale and retail channels, including e-commerce in the United Kingdom and Japan, to sell footwear, apparel and accessories), independent distributors, franchisees and licensees.

The following table presents the percentage of our total revenue generated by each of these reportable segments for the past three years:

	2010	2009	2008

North America	45.3%	47.4%	47.8%
Europe	41.4%	41.1%	40.4%
Asia	13.3%	11.5%	11.8%

More detailed information regarding these reportable segments, and each of the geographic areas in which we operate, is set forth in Note 14 to our consolidated financial statements, entitled “Business Segments and Geographic Information”, in Part II, Item 8 of this Annual Report on Form 10-K.

North America

Our wholesale customer accounts within North America include independent outdoor retailers, independent footwear retailers, better department stores, national athletic accounts, general sporting goods retailers and other national accounts. Many of these wholesale accounts merchandise our products in selling areas dedicated exclusively to our products. These “concept shops” display the breadth of our product line and brand image to consumers, and are serviced through a combination of field and corporate-based sales teams responsible for these distribution channels. We also service our wholesale accounts through our principal showroom in New York City and regional showrooms in Atlanta, Georgia; Dallas, Texas; and Miami, Florida.

SmartWool® products are sold in the United States through sales agents and in Canada through distributors. SmartWool® products are also available in Company-owned Timberland® specialty stores in the United States, as well as online at www.smartwool.com.

At December 31, 2010, in the United States we operated 10 specialty stores, which carry current season, first quality merchandise, including footwear, apparel and accessories; and 56 factory outlet stores, which serve as a primary channel for the sale of excess, damaged or discontinued products from our specialty stores and also sell products specifically made for them. We also sell products online through our Internet store at www.timberland.com. Our online store allows U.S. consumers to purchase current season, first quality merchandise over the Internet. This Internet site also provides information about Timberland, including the reports we file with or furnish to the Securities and Exchange Commission, investor relations, corporate governance, community involvement initiatives and employment opportunity information. Additionally, the site serves to reinforce our marketing efforts. We also sell products online through our Internet store at www.smartwool.com.

Europe

We sell our products in Europe through our sales subsidiaries in the United Kingdom, Italy, France, Germany, Switzerland, Austria, Belgium, the Netherlands and Spain. All of these sales subsidiaries provide support for the sale of our products to wholesale customers and/or operate Timberland® stores in their respective countries. At December 31, 2010, we operated 47 specialty stores and shops and 17 factory outlet stores in Europe. We sell products through our international online store in the United Kingdom, www.timberlandonline.co.uk. Timberland® products are also sold in Europe, the Middle East, Africa, Central America and South America by distributors, franchisees and commissioned agents, some of which may also operate Timberland® stores located in their respective countries.

SmartWool® products are sold in Europe, the Middle East and Africa through a combination of agents and distributors, and are also available in Company-owned Timberland® stores, as well as online at www.timberlandonline.co.uk.

Located in the United Kingdom, howies Limited develops and markets active sports apparel and sells its products through 2 howies-owned retail stores, catalogs, online at www.howies.co.uk, and through independent retailers.

Asia

We sell our products in Asia through our sales subsidiaries in Japan, Hong Kong, Singapore, Taiwan, China and Malaysia. Most of these sales subsidiaries provide support for the sale of our products to wholesale customers and operate Timberland® stores in their respective countries. One such wholesale customer accounted for approximately 18% of the segment’s revenue during the year ended December 31, 2010. At December 31, 2010, we operated 75 company-owned specialty stores and shops and 21 factory outlet stores in Asia. We also sell products through our online store in Japan at www.shop.timberland.co.jp.

Timberland® products are sold elsewhere in Asia and Australasia by distributors, franchisees and commissioned agents, some of which may also operate Timberland® stores located in their respective countries. We intend to continue expanding the Timberland® brand into new markets and consumer segments to strengthen our position as a leading global brand. SmartWool® products are sold in Asia through distributors and are also available in Company-owned Timberland® stores.

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

Seasonality

In 2010, our revenue was higher in the last two quarters of the year than in the first two quarters, which is consistent with our historical experience. Accordingly, the amount of fixed costs related to our operations represented a larger percentage of revenue in the first two quarters of 2010 than in the last two quarters of 2010. We expect this seasonality to continue in 2011.

Backlog

At December 31, 2010, our backlog of orders from our customers was $335 million compared to $281 million at December 31, 2009 and $278 million at December 31, 2008. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2011. We believe that backlog is an imprecise indicator of revenue that may be achieved because backlog relates only to wholesale orders for the next season, excludes potential sales at Timberland-owned retail during the year, and is affected by seasonality. Accordingly, a comparison of backlog from period to period is not necessarily meaningful, and may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

Manufacturing

We operate a manufacturing facility in the Dominican Republic where we manufacture four different construction footwear types for both Timberland® boots and shoes as well as our Timberland PRO® series footwear. We believe we benefit from our internal manufacturing capability which provides us with sourcing for our core assortment, planning efficiencies and lead time reduction, refined production techniques, including the ability to customize boots and handsewns, and favorable duty rates and tax benefits. We manufactured approximately 12% of our footwear unit volume in the Dominican Republic during 2010, compared to approximately 10% in 2009 and 11% in 2008. The remainder of our footwear products and all of our apparel and accessories products were produced by independent manufacturers and licensees in Asia, Europe, Africa, the Middle East, and North, South and Central America. Approximately 88% of the Company’s 2010 footwear unit volume was produced by independent manufacturers in China, Vietnam, Thailand and India. Three of

these manufacturing partners together produced approximately 60% of the Company’s 2010 footwear volume. The Company continually evaluates footwear production sources in other countries to maximize cost efficiencies, maintain adequate production capacity, diversify its manufacturing base and keep pace with advanced production techniques.

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

Materials

In 2010, seven suppliers provided, in the aggregate, approximately 80% of our leather purchases. Three of these suppliers together provided approximately 50% of our leather purchases in 2010. We historically have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations, although in 2010, due to increased demand for leather, we experienced some capacity constraints. Our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in the costs of leather and other materials. Any significant, unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. We attempt to manage this risk, as we do with all other footwear and non-footwear materials, on an ongoing basis by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur. We cannot assure you that such factors will protect us from future changes in the prices for such materials.

In addition, we have established a central network of suppliers through which our footwear manufacturing facilities and independent footwear manufacturers can purchase materials. We seek sources of materials local to manufacturers in an effort to reduce lead times while maintaining our high quality standards. We believe that key strategic alliances with leading materials vendors help reduce the cost and provide greater consistency of materials procured to produce Timberland® products and improve compliance with our production standards. We continue to work to offset cost increases with cost savings by reducing complexity, utilizing new lower cost suppliers and consolidating existing suppliers. In 2010, we maintained contracts with global vendors for leather, thread for hand-sewn styles, leather laces, waterproof membrane gasket material, waterproof seam-seal adhesives, topline reinforcement tape, packaging, laces, box toes and counters, cellulose and nonwoven insole board, Ströbel® construction insole materials and thread, synthetic suede lining materials, soling components and compounds, and packaging labels.

Trademarks and Trade Names; Patents; Research & Development

Our principal trade name is The Timberland Company and our principal trademarks are Timberland and our tree design logo, which have been registered in the United States and many foreign countries. In addition, we own many other trademarks that we utilize in marketing our products. Some of the more frequently used marks include: the PRO design, Timberland PRO, Timberland Boot Company, Earthkeepers, Green Index, Mountain Athletics, SmartWool and howies.

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

Competition

Our footwear, apparel and accessories products are marketed in highly competitive environments that are subject to changes in consumer preference. Product quality, performance, design, styling and pricing, as well as consumer awareness, are all important elements of competition in the footwear, apparel and accessories markets we serve. Although the footwear industry is fragmented to a great degree, many of our competitors are larger and have substantially greater resources than we do, including athletic shoe companies, several of which compete directly with some of our products. In addition, we face competition from retailers that have established products under private labels and from direct mail companies in the United States. The competition from some of these competitors is particularly strong where such competitor’s business is focused on one or a few product categories or geographic regions in which we also compete. However, we do not believe that any of our principal competitors offers a complete line of products that provides the same quality and performance as the complete line of Timberland®, Timberland PRO®, SmartWool®, Timberland Boot Company® and howies® footwear, apparel and accessories products.

Environmental Matters

Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on our capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

Employees

We had approximately 5,600 full and part-time employees worldwide at December 31, 2010. Our management considers our employee relations to be good. None of our employees are represented by a labor union, and we have never suffered a material interruption of business caused by labor disputes involving our own employees.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and exhibits and amendments to those reports that are filed with or furnished to the Securities and Exchange Commission, referred to as the SEC, are made available free of charge through our website, www.timberland.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC at http://www.sec.gov. The charters for our Audit Committee, Governance and Nominating Committee, Management Development and Compensation Committee, and Corporate Social Responsibility Committee, as well as our Corporate Governance Principles and Code of Ethics and other corporate information are available free of charge through our website, www.timberland.com. You may request a copy of any of the above documents by writing to the Company’s Secretary at The Timberland Company, 200 Domain Drive, Stratham, New Hampshire 03885.

We submitted to the New York Stock Exchange in 2010 the certification required by Section 303A.12 of the New York Stock Exchange Listed Company Manual.

Executive Officers of the Registrant

The following table lists the names, ages and principal occupations during the past five years of our executive officers. All executive officers serve at the discretion of our Company’s Board of Directors. Except as otherwise noted below, all positions listed for a particular officer are positions with The Timberland Company or one of its subsidiaries.

Name	Age	Principal Occupation During the Past Five Years

Sidney W. Swartz	74	Chairman of the Board since June 1986; Chief Executive Officer and President, June 1986 — June 1998.
Jeffrey B. Swartz	50	President and Chief Executive Officer since June 1998. Jeffrey Swartz is the son of Sidney Swartz.
Carden N. Welsh	57	Senior Vice President and Chief Administrative Officer since September 2007; Treasurer of a New Hampshire U.S. Congressional Campaign, 2007; Advisory Board, The Trust for Public Land-New Hampshire, a conservation organization devoted to conserving land as parks, gardens and other natural places, 2006-2007; Masters studies at University of New Hampshire, 2003-2006.
Michael J. Harrison	50	Chief Brand Officer since July 2009; Co-President, Timberland® brand December 2007 — June 2009; President — Casual Gear, February 2007 — December 2007; Senior Vice President — Worldwide Sales and Marketing, February 2006 — February 2007; Senior Vice President and General Manager — International, November 2003 — February 2006.
Carrie W. Teffner	44	Vice President and Chief Financial Officer since September 2009; Senior Vice President and Chief Financial Officer, Sara Lee International Household and Body Care, 2008-2009; Senior Vice President and Chief Financial Officer, Sara Lee Foodservice, 2007-2008; Senior Vice President, Financial Planning & Analysis and Treasurer, Sara Lee Corporation, 2005-2007. Sara Lee Corporation is a global manufacturer and marketer of high quality, brand name consumer products.
Richard C. O’Rourke	58	Senior Vice President — International since January 2011; Vice President and Managing Director Europe and Distributors, 1998 — December 2010.
John J. Fitzgerald, Jr.	48	Vice President, Corporate Controller and Chief Accounting Officer since December 2008; Vice President, Finance for Worldwide Sales and Marketing, January 2006 — December 2008.
Danette Wineberg	64	Vice President and General Counsel since October 1997 and Secretary since July 2001.

ITEM 1A.	RISK FACTORS

Special Note Regarding Forward-Looking Statements

The Timberland Company (the “Company”) wishes to take advantage of The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, which provide a “safe harbor” for certain written and oral forward-looking statements to encourage companies to provide prospective information. Prospective information is based on management’s then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions used in making such expectations or forecasts, may become inaccurate. The discussion below identifies important factors that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. The risks included below are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

As discussed herein, investors should be aware of certain risks, uncertainties and assumptions that could affect our actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of us. Statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target” and variations thereof, and other statements contained in this Annual Report regarding matters that are not historical facts are forward-looking statements. Such statements are based on current expectations only and actual future results may differ materially from those expressed or implied by such forward-looking statements due to certain risks, uncertainties and assumptions.

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

As we continue to market established products and develop new products, our success depends in large part on our ability to anticipate, understand and react to changing consumer demands. We believe that our more fashion-focused products are more susceptible to changing fashion trends and consumer preferences than our other products. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The success of our products and marketing strategy will also depend on a favorable reception by our wholesale customers. We cannot ensure that any existing products or brands will continue to be favorably received by consumers or our wholesale customers, nor can we ensure that any new products or brands that we introduce will be favorably received by consumers or our wholesale customers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business.

At the same time, our focus on the management of inventory may result, from time to time, in not having an adequate supply of products to meet consumer demand and cause us to lose sales.

We may be unable to execute key strategic initiatives.

We continue to take actions to restructure our business operations to maximize operating effectiveness and efficiency and to reduce costs. Achievement of the targeted benefits depends in part on our ability to identify, develop and execute strategies and initiatives appropriately and effectively. We cannot assure you that we will achieve the targeted benefits under these programs within a targeted timeframe or within targeted costs or that the benefits, even if achieved, will be adequate.

We conduct business outside the United States, which exposes us to foreign currency, import restrictions, taxes, duties and other risks.

We manufacture and source a majority of our products outside the United States. Our products are sold in the U.S. and internationally. Accordingly, we are subject to the risks of doing business abroad, including, among other risks, foreign currency exchange rate risks, import restrictions, anti-dumping investigations, political or labor disturbances, expropriation and acts of war. Additionally, as a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. The Obama Administration continues to propose legislation that would fundamentally change how U.S. multinational corporations are taxed on their global income. It is possible that these or other changes in the U.S. tax laws could increase our U.S. income tax liability and adversely affect our profitability.

On October 7, 2006, the European Commission imposed definitive duties on leather upper footwear originating from China and Vietnam and imported into European Member States. These duties have been in effect since then with a final 16.5% rate for China sourced footwear and a 10% rate for Vietnam sourced footwear. Although the European Commission has informally confirmed that the duties will not be further extended and, therefore, will no longer be imposed beginning on April 1, 2011, we will continue to monitor developments in this case and others like it to the extent they arise.

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

We engage in hedging activities to mitigate the impact of foreign currencies on our financial results (see Note 3 to our consolidated financial statements, entitled “Derivatives,” in Part II, Item 8 of this Annual Report on Form 10-K). Our hedging activities are designed to reduce, but cannot and will not eliminate, the effects of foreign currency fluctuations. Factors that could impact the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Because the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

We depend on independent manufacturers to produce the majority of our products, and our business could suffer if we need to replace manufacturers or suppliers or find additional capacity.

During 2010, we manufactured approximately 12% of our footwear unit volume. Independent manufacturers and licensees in Asia, Europe, Mexico, Africa and South and Central America produced the remainder of our footwear products and all of our apparel and accessories products. Independent manufacturers in China, Vietnam, Thailand and India produced approximately 88% of our 2010 footwear unit volume. Three of these manufacturing partners together produced approximately 60% of our 2010 footwear volume. If a manufacturer is unable to manufacture or ship orders of our products in a timely manner or to meet our quality standards for any reason, we could miss customer delivery date requirements for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. We compete with other companies for the production capacity of our manufacturers and import quota capacity. Any long-term economic downturn could cause our suppliers to fail to make and ship orders we placed. We cannot assure you that we will be able to maintain current relationships with our current manufacturers or locate additional manufacturers that can meet our requirements or manufacture on terms that are acceptable to us. Any delays, interruption or increased costs in the supply of materials or manufacture of our products could have an adverse effect on our ability to meet customer and consumer demand for our products and, consequently, have an adverse effect on our financial condition and results of operations.

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

We depend on a limited number of key sources for leather, our principal material, and other proprietary materials used in our products. In 2010, seven suppliers provided, in the aggregate, approximately 80% of our leather purchases. Three of these suppliers provided approximately 50% of our leather purchases in 2010. While historically we have not experienced significant difficulties in obtaining leather or other materials in quantities sufficient for our operations, there have been significant changes in the prices for these materials. In 2010, due to increased demand for leather, we experienced some capacity constraints. Our gross profit margins are adversely affected to the extent that we cannot increase the selling prices of our products proportionately with increases in the costs of leather and other materials. Any significant unanticipated increase or decrease in the prices of these commodities could materially affect our results of operations. Increasing oil-related product costs, such as manufacturing and transportation costs, could also adversely impact our gross margins.

Our business could be adversely impacted by any disruption to our supply chain.

Independent manufacturers manufacture a majority of our products outside of our principal sales markets, which requires us to transport our products via third parties over large geographic distances. Delays in or increases in the cost of the manufacture, shipment or delivery of our products due to the availability of materials, labor, transportation, or other factors could adversely impact our financial performance.

In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in manufacturing and transportation costs, so increases in the price of oil-related products could adversely affect our profit margins.

Additionally, if contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing to purchase raw materials or to finance general working capital needs due to volatility or disruption in the capital and credit markets, we may experience delays or non-delivery of shipments of our products.

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

Volatility and disruption in the global capital and credit markets have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the United States and internationally. If global economic and financial market conditions continue to deteriorate or remain weak for an extended period of time, the following factors could have a material adverse effect on our business, operating results and financial condition: slower consumer spending may result in reduced demand for our products, reduced orders from customers for our products, order cancellations, lower revenues, increased inventories and lower gross margins; continued volatility in the markets and prices for commodities and raw materials we use in our products and in our supply chain could have a material adverse effect on our costs, gross margins and profitability; if customers experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts, and increased bad debt expense; and if customers experience severe financial difficulty, some may become insolvent and cease business operations, which could reduce the availability of our products to consumers.

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

We are converting certain internally developed and other third-party applications to an integrated enterprise resource planning, or ERP, information technology system provided by third-party vendors. This multi-year initiative began in the third quarter of 2010. While we believe the implementation of these systems will provide significant opportunity for us to make our business more responsive and efficient, such a major undertaking carries various risks and uncertainties that could cause actual results to differ materially. These include: (i) changes in the estimated costs and anticipated benefits of a strategic business system transformation; (ii) potential disruption to our business and operations as we implement the ERP applications; (iii) the timing and uncertainty of activities related to software implementation and business transformation; (iv) our ability to utilize our new information technology systems to execute our strategies successfully; and (v) the additional risk of unforeseen issues, interruptions and costs. If we are unable to successfully implement this initiative, it may have an adverse effect on our capital resources, financial condition and results of operations and liquidity.

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

As mentioned in Part I, Item 1, we have entered into several licensing agreements which enable us to expand our brand to product categories and geographic territories in which we have not had an appreciable presence. The risks associated with our own products also apply to our licensed products. There are also any number of possible risks specific to a licensing partner’s business, including, for example, risks associated with a particular licensing partner’s ability to obtain capital, manage its labor relations, maintain relationships with its suppliers, manage its credit risk effectively, control quality and maintain relationships with its customers. Although our license agreements prohibit licensing partners from entering into licensing arrangements with certain of our competitors, generally our licensing partners are not precluded from offering, under other brands, the types of products covered by their license agreements with us. A substantial portion of sales of the licensed products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses.

The loss of key executives could cause our business to suffer, and control by members of the Swartz family and the anti-takeover effect of multiple classes of stock could discourage attempts to acquire us.

Sidney W. Swartz, our Chairman, Jeffrey B. Swartz, our President and Chief Executive Officer, and other executives have been key to the success of our business to date. The loss or retirement of these or other key executives could adversely affect us. Sidney W. Swartz, Jeffrey B. Swartz and various trusts established for the benefit of their families or for charitable purposes, hold approximately 73.7% of the combined voting power of our capital stock in the aggregate, enabling them to control our affairs. Members of the Swartz family will, unless they sell shares of Class B common stock that would reduce the number of shares of Class B common stock outstanding to 12.5% or less of the total number of shares of Class A and Class B common stock outstanding, have the ability, by virtue of their stock ownership, to prevent or cause a change in control of the Company. This could discourage an attempt to acquire the Company that might provide stockholders with a premium to the market price of their common shares.

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

We experience fluctuations in aggregate sales volume during the year. Historically, revenue in the second half of the year has exceeded revenue in the first half of the year. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and accessories. As a result, we may not be able to predict our quarterly sales accurately. Accordingly, our results of operations are likely to fluctuate significantly from period to period. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Our success depends on our global distribution facilities.

We distribute our products to customers directly from the factory and through distribution centers located throughout the world. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). Our distribution facilities could be interrupted by information technology problems and disasters such as earthquakes, severe weather or fires. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from any adverse effects that could be caused by significant disruptions in our distribution facilities.

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

Concerns regarding acts of terrorism, the wars in Iraq, Afghanistan and the Middle East and increasing tensions between Asian countries, among other events, have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. We are subject to risks in doing business in developing countries and economically and politically volatile areas.

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

We lease our manufacturing facilities located in Santiago, Dominican Republic, under leasing arrangements, which expire on various dates through 2013. We own our distribution facility in Danville, Kentucky, and we lease our facilities in Ontario, California and Enschede, Netherlands. The Company and its subsidiaries lease all of their specialty, factory outlet and footwear plus stores. Our subsidiaries also lease office and warehouse space to meet their individual requirements. These stores and office space leases expire on various dates through 2024.

Our headquarters and manufacturing facilities are included in Unallocated Corporate for purposes of segment reporting. Our distribution facilities in the United States are included in our North America segment. Our distribution facility in Enschede is included in our Europe segment. Specialty, factory outlet and footwear plus stores are included in each of our North America, Europe and Asia segments, as are office and warehouse space.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal matters, including litigation, which have arisen in the ordinary course of business. We believe that the ultimate resolution of any existing matter will not have a material adverse effect on our business or our consolidated financial statements.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2010		2009
	High	Low	High	Low

First Quarter	$21.59	$15.86	$14.05	$8.84
Second Quarter	23.26	15.99	16.24	12.28
Third Quarter	19.88	15.15	15.00	12.42
Fourth Quarter	26.42	19.83	18.37	13.31

As of February 10, 2011, the number of record holders of our Class A Common Stock was 702 and the number of record holders of our Class B Common Stock was 7. The closing sales price of our Class A Common Stock on February 10, 2011 was $28.65 per share.

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

	2005(1)	2006	2007	2008	2009	2010
Timberland	100.00	97.02	55.55	35.48	55.08	75.55
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
Weighted Average of S&P 500 Footwear Index and S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	120.77	135.77	106.82	146.94	195.24

(1) Indexed to December 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

	For the Three Fiscal Months Ended December 31, 2010
			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	that May Yet
	Total Number		of Publicly	Be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs

October 2 — October 29	—	$—	—	3,298,977
October 30 — November 26	111,456	24.61	111,456	3,187,521
November 27 — December 31	290,084	25.18	290,084	2,897,437

Q4 Total	401,540	$25.02	401,540

Footnote(1)

		Approved
	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	12/09/2009	6,000,000	None

*	Fiscal month

**	Based on trade date — not settlement date

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

Selected Statement of Income Data

Years Ended December 31,	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)

Revenue	$1,429,484	$1,285,876	$1,364,550	$1,436,451	$1,567,619
Net income	96,622	56,644	42,906	39,999	101,205
Earnings per share
Basic	$1.84	$1.01	$0.73	$0.65	$1.62
Diluted	$1.82	$1.01	$0.73	$0.65	$1.59

Selected Consolidated Balance Sheet Data

December 31,	2010	2009	2008	2007	2006
		(Dollars in thousands)

Cash and equivalents	$272,221	$289,839	$217,189	$143,274	$181,698
Working capital	474,502	442,530	417,829	399,122	363,143
Total assets	892,359	859,907	849,399	836,345	860,377
Total long-term debt	—	—	—	—	—
Stockholders’ equity	611,511	595,617	576,538	577,160	561,685

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

With respect to the 2010 versus 2009 and 2009 versus 2008 comparisons set forth below, we have included discussions and reconciliations of (i) Total Company, Europe and Asia revenue changes to constant dollar revenue changes. Constant dollar revenue changes, which exclude the impact of changes in foreign exchange rates, are not performance measures recognized under generally accepted accounting principles in the United States (“GAAP”). The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency exchange rate fluctuations. We calculate constant dollar revenue changes by recalculating current year revenue using the prior year’s exchange rates and comparing it to prior year revenue reported on a GAAP basis. We provide constant dollar revenue changes for Total Company, Europe and Asia results because we use the measure to understand the underlying results and trends of the business segments excluding the impact of exchange rate changes that are not under management’s direct control. The limitation of this measure is that it excludes items that have an impact on the Company’s revenue. This limitation is best addressed by using constant dollar revenue changes in combination with revenue reported on a GAAP basis. We have a foreign exchange rate risk management program intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. The actions we take to mitigate foreign exchange risk are reflected in cost of goods sold and other, net in our consolidated statements of operations.

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

A summary of our 2010 financial performance, compared to 2009, follows:

•	Revenue increased 11.2%, or 11.7% on a constant dollar basis, to $1,429.5 million.

•	Gross margin increased 180 basis points to 48.7%.

•	Operating expenses increased 7.0% to $562.2 million.

•	Operating income increased 73.3% to $134.3 million.

•	Net income increased from $56.6 million to $96.6 million.

•	Diluted earnings per share increased from $1.01 to $1.82.

•	Net cash provided by operating activities decreased from $135.9 million to $87.9 million.

•	Cash at the end of 2010 was $272.2 million, with no debt outstanding.

•	We repurchased approximately 4.4 million shares in 2010 for approximately $85.2 million.

We are undertaking a multi-year business system transformation initiative, pursuant to which we will develop and implement an integrated enterprise resource planning, or ERP, system to better support our business model and further streamline our operations. The Company incurred incremental expenses of approximately $3.5 million during the year ended December 31, 2010 related to initiatives in preparation for this ERP implementation, as well as $3.4 million in capital spending, primarily software licenses and hardware, related to the project.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, derivatives, other contingencies, impairment of assets, incentive compensation accruals, shared-based compensation and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

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

We record reductions to revenue for estimated wholesale and retail customer returns and allowances in the same period the related sales are recorded. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received. Our total reserves for sales returns and allowances were $29.3 million and $27.1 million at December 31, 2010 and 2009, respectively. The actual amount of customer returns and allowances may differ from our estimates. If we determine that increases or decreases to sales returns and allowances are appropriate, we record either a reduction or an increase in sales in the period in which we make such a determination.

Allowance for Doubtful Accounts

We make ongoing estimates for losses relating to our allowance for uncollectible accounts receivable resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based upon our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowance for doubtful accounts totaled $10.9 million and $12.2 million at December 31, 2010 and 2009, respectively. Historically, losses have been within our expectations. If the financial condition of our customers were to change, we may be required to make adjustments to these estimates. If we determine that increases or decreases to the allowance for doubtful accounts are appropriate, we record either an increase or decrease to selling expense in the period in which we make such a determination.

Derivatives

We are routinely subject to currency rate movements on non-U.S. dollar denominated assets, liabilities and cash flows as we purchase and sell goods in foreign markets in their local currencies. We use derivative instruments, specifically forward contracts, to mitigate the impact of foreign currency fluctuations on a portion of our forecasted foreign currency exposures. These derivatives are carried at fair value on our consolidated balance sheet. Changes in fair value of derivatives not designated as hedge instruments are recorded in other, net in our consolidated statements of income (see Notes 1 and 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). For our derivative contracts that have been designated as hedge instruments, the effective portion of gains and losses resulting from changes in the fair value of the instruments are deferred in accumulated other comprehensive income and reclassified to earnings, in cost of goods sold, in the period that the transaction that is subject to the related hedge contract is recognized in earnings. The ineffective portion of the hedge is reported in other, net in our consolidated statements of income. We use our operating budget and forecasts to estimate future economic exposure and to determine the levels and timing of derivative transactions intended to mitigate such exposures in accordance with our risk management policies. We closely monitor our foreign currency exposure and adjust our derivative positions accordingly. Our estimates of anticipated transactions could fluctuate over time and could vary from the ultimate transactions. Future operating results could be impacted by adjustments to these estimates and changes in foreign currency forward rates.

Contingencies

In the ordinary course of business, we are involved in legal matters involving contractual and employment relationships, product liabilities, trademark rights and a variety of other matters. We record contingent liabilities when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Estimating probable losses requires analysis and judgment about the potential actions. Therefore, actual losses in any future period are inherently uncertain. We do not believe that any pending legal matters will have a material impact on our consolidated financial statements. However, if actual or estimated probable future losses exceed our recorded liability, we would record additional expense during the period in which the loss or change in estimate occurred.

Goodwill and Indefinite-lived Intangible Assets

The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually (at the end of our second fiscal quarter) and when events occur or circumstances change that may reduce the value of the asset below its carrying amount, using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, technological changes and loss of key personnel. Goodwill and indefinite-lived intangible assets totaled $39.0 million and $32.4 million, respectively, at December 31, 2010. Should the fair value of the Company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary. The Company recorded an impairment charge of $8.8 million in 2010 related to goodwill and indefinite-lived intangible assets. No impairment of goodwill or indefinite-lived assets occurred in 2009 or 2008 (see Note 8 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).

For goodwill, the primary valuation technique used is the discounted cash flow analysis based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates proportionate with the risks of those cash flows. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. In addition, management uses a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization for a group of similar publicly traded companies and, if applicable, recent transactions involving comparable companies. The Company believes the blended use of these models balances the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. For trademark intangible assets, management uses the relief-from-royalty method, in which fair value is the discounted value of forecasted royalty revenue using a royalty rate that an independent third party would pay for use of that trademark.

Different assumptions from those made in the Company’s analysis could materially affect projected cash flows and the Company’s evaluation of goodwill and indefinite-lived intangible assets for impairment. Our estimates of fair value are sensitive to changes in the assumptions used in our valuation analyses and, as a result, actual performance in the near and longer-term could be different from these expectations and assumptions. These differences could be caused by events such as strategic decisions made in response to economic and competitive conditions and the impact of economic factors on our customer base. If our future actual results are significantly lower than our current operating results or our estimates and assumptions used to calculate fair value are materially different, the value determined using the discounted cash flow analysis could result in a lower value. A significant decrease in value could result in a fair value lower than carrying value, which could result in impairment of our remaining goodwill. While we believe we have made reasonable estimates and assumptions used to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur, which may ultimately result in the recording of an additional non-cash impairment charge. We revise our estimates used in calculating the fair value of our reporting units as needed.

These non-cash impairment charges do not have any direct impact on our liquidity, compliance with any covenants under our debt agreements or potential future results of operations. Our historical operating results may not be indicative of our future operating results.

Long-lived Assets

When events or circumstances indicate that the carrying value of a long-lived asset may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair market value. We estimate future undiscounted cash flows using assumptions about expected future operating performance. Those estimates of undiscounted cash flows could differ from actual cash flows due to, among other things, economic conditions, changes to business operations or technological change. In 2010 and 2009, an impairment of $1.0 million and $3.0 million, respectively, was recorded related to the carrying value of certain fixed assets (see Note 5 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). In 2010, 2009 and 2008, an impairment of $5.1 million, $0.9 million and $2.1 million, respectively, related to the carrying value of intangible assets was recorded (see Note 8 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).

Incentive Compensation Accruals

We use incentive compensation plans to link compensation to the achievement of specific annual performance targets. We accrue for this liability during each year based on certain estimates and assumptions. The amount paid, based on actual performance, could differ from our accrual.

Share-based Compensation

The Company estimates the fair value of its stock option awards and employee stock purchase plan (the “ESPP”) rights on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model includes various assumptions, including the expected volatility for stock options and ESPP rights and the expected term of stock options. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the Company’s control. Additionally, we make certain estimates about the number of options and shares which will be awarded under performance-based incentive plans. As a result, if other assumptions or estimates had been used, share-based compensation expense could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, share-based compensation expense could be materially impacted in future periods. See Note 13 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the Company’s share-based compensation.

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

The Company recognizes the impact of a tax position in our financial statements if that position is more likely than not to be sustained upon examination by the appropriate taxing authority, based on its technical merits. We exercise our judgment in determining whether a position meets the “more likely than not” threshold for recognition, based on the individual facts and circumstances of that position in light of all available evidence. In measuring the liability, we consider amounts and probabilities of outcomes that could be realized upon settlement with taxing authorities using the facts, circumstances and information available at the balance sheet date. These reflect the Company’s best estimates, but they involve inherent uncertainties. As a result, if new information becomes available, the Company’s judgments and estimates may change. A change in judgment relating to a tax position taken in a prior annual period will be recognized as a discrete item in the period in which the change occurs. A change in judgment relating to a tax position taken in a prior interim period within the same fiscal year will be reflected through our effective tax rate.

Results of Operations

Years Ended December 31,	2010		2009		2008
	(Amounts in thousands, except per share data)

Revenue	$1,429,484	100.0%	$1,285,876	100.0%	$1,364,550	100.0%
Gross profit	696,514	48.7	602,922	46.9	620,733	45.5
Operating expense	562,230	39.3	525,448	40.9	551,097	40.4
Operating income	134,284	9.4	77,474	6.0	69,636	5.1
Interest income/(expense), net	(104)	—	405	—	1,719	0.1
Other, net	7,080	0.5	3,506	0.3	5,455	0.4
Net income	$96,622	6.8	$56,644	4.4	$42,906	3.1
Earnings per share
Basic	$1.84		$1.01		$0.73
Diluted	$1.82		$1.01		$0.73
Weighted-average shares outstanding
Basic	52,498		56,034		58,442
Diluted	52,990		56,352		58,786

2010 Compared to 2009

Revenue

Our consolidated revenues grew 11.2% to $1,429.5 million in 2010, reflecting growth in every major market across Europe, Asia, and North America. The impact of changes in foreign exchange rates did not have a material impact on consolidated revenues. North America revenue totaled $647.3 million, a 6.1% increase from 2009. Europe revenues were $592.1 million for 2010, an increase of 12.1% from 2009, and up

15.7% on a constant dollar basis. Asia revenues were $190.1 million for 2010, an increase of 28.7% from 2009, and up 22.0% on a constant dollar basis.

Products

Worldwide footwear revenue was $1,035.7 million for 2010, an increase of $104.5 million, or 11.2%, from 2009, driven by sales of men’s footwear in Europe, North America and Asia, as well as women’s and kids’ footwear in Europe and Timberland PRO® product in North America. Worldwide apparel and accessories revenue grew 12.1% to $368.8 million, reflecting strong growth in Timberland® apparel sales in Asia and SmartWool® apparel and accessories in North America. Royalty and other revenue decreased slightly in 2010 to $25.0 million.

Channels

Wholesale revenue was $1,024.7 million in 2010, an 11.5% increase compared to 2009, reflecting growth in footwear in Europe, North America and Asia and apparel and accessories in North America. Retail revenues grew 10.3% to $404.8 million, driven by comparable store sales growth, the net addition of 10 stores, and favorable foreign exchange rate impacts in Asia. Global retail comparable store sales were up 8.8% compared to 2009, with growth in both our specialty and outlet stores in each of our geographic regions. We had 228 Company-owned stores, shops and outlets worldwide at the end of 2010 compared to 218 at December 31, 2009.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 48.7% in 2010, a 180 basis point improvement compared to 46.9% in 2009. The gross margin expansion was driven by favorable region, channel and product mix, fewer and more profitable close-out sales, and better pricing, in part due to less promotional activity in retail, which more than offset margin pressure from higher product costs. While the benefits from mix may continue, we expect that increased product costs as a result of higher leather, transportation and labor costs will adversely impact gross margin through 2011.

Operating Expense

Total operating expense was $562.2 million in 2010, $36.8 million, or 7.0% higher than 2009. The change is attributable to a $19.4 million increase in selling expense and an increase in general and administrative costs of $7.1 million, partially offset by a $3.0 million gain related to the termination of certain licensing agreements in 2010. Operating expense in 2010 and 2009 also included impairment charges of $13.9 million and $0.9 million, respectively, related to goodwill and intangible assets. Overall, changes in foreign exchange rates reduced operating expense by approximately $3.2 million in 2010.

Selling expense for 2010 was $427.4 million, an increase of $19.4 million, or 4.8%, compared to the prior year. This increase was driven by increases of $7.9 million in variable selling-related costs such as agent fees, shipping costs and sales incentives, $7.4 million in investments in key strategic advertising and branding initiatives, including the launch of a new website and micro-sites, $3.6 million in rent and occupancy costs for store expansion in Asia and Europe, and $2.2 million in incentive compensation and other employee related costs. These increases were partially offset by a reduction of $1.5 million associated with the write-off of certain fixed assets related to our retail business. Selling expense as a percentage of revenue was 29.9% in 2010, compared to 31.7% in 2009.

We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $36.4 million and $37.4 million in 2010 and 2009, respectively.

Advertising expense, which is included in selling expense, was $47.1 million and $40.7 million in 2010 and 2009, respectively. Increased investment in brand-focused consumer-facing marketing programs such as Internet and other digital and social media initiatives, as well as magazine campaigns, was partially offset by lower levels of television advertising and related media production costs. Our commitment to strengthen our premium brand position through consumer-facing advertising initiatives remains key to driving our strategy forward.

General and administrative expense was $123.9 million, an increase of 6.1% over the $116.8 million recorded in 2009, driven by increases in incentive compensation and other employee related costs of $5.0 million, as well as $3.5 million in incremental costs related to business system transformation initiatives in preparation for a multi-year ERP system implementation. These increases were partially offset by a decrease in government taxes on certain foreign investments.

Total operating expense in 2010 included an impairment charge of $8.5 million related to certain intangible assets, an impairment charge of $5.4 million related to goodwill, and gains of $3.0 million associated with the termination of certain licensing agreements. Total operating expense in 2009 included a charge of $0.9 million to reflect the impairment of a trademark. See Notes 5 and 8 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Operating Income

Operating income was $134.3 million in 2010, compared to operating income of $77.5 million in 2009. Operating income in 2010 included a goodwill and intangible asset impairment charge of $13.9 million and gains on termination of certain licensing agreements of $3.0 million, compared to a $0.9 million intangible asset impairment charge included in operating income in 2009.

Other Income/(Expense) and Taxes

Interest income was $0.4 million and $0.9 million in 2010 and 2009, respectively, reflecting lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and bank guarantees, was $0.5 million in both 2010 and 2009.

Other, net, included $5.5 million and $1.5 million of foreign exchange gains for 2010 and 2009, respectively, reflecting changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and currency gains and losses associated with foreign currency denominated receivables and payables. These results were driven by the volatility of exchange rates during the respective reporting periods and should not be considered indicative of expected future results.

Our effective tax rate was 31.6% in 2010, compared to 30.4% in 2009. The 2010 rate was impacted by the release of approximately $4.4 million in tax accruals as a result of final approval associated with tax clearance for certain closed foreign operations, as well as the lapse of certain statutes of limitation. The 2009 rate was impacted by a tax benefit of approximately $7.3 million due to the closure of audits or lapsing of certain statutes of limitation in 2009.

In December 2009, we received a Notice of Assessment from the Internal Revenue Department of Hong Kong for approximately $17.6 million with respect to the tax years 2004 through 2008. In connection with the assessment, the Company made required payments to the Internal Revenue Department of Hong Kong totaling approximately $8.4 million in 2010. These payments are included in prepaid taxes on our consolidated balance sheet. We believe we have a sound defense to the proposed adjustment and will continue to firmly oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, actual resolution may differ from our current estimates, and such differences could have a material impact on our future effective tax rate and our results of operations. See Note 11 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

2009 Compared to 2008

Revenue

Consolidated revenue for 2009 was $1,285.9 million, a decrease of $78.7 million, or 5.8%, compared to 2008. These results were driven primarily by declines in Timberland® footwear in North America and apparel worldwide, and the strengthening of the U.S. dollar against the British Pound and the Euro versus the prior year, partially offset by strong growth in footwear internationally as well as SmartWool® products. On a constant dollar basis, consolidated revenues were down 3.6%. North America revenue totaled $610.2 million, a 6.5% decline from 2008. Europe revenues were $528.0 million for 2009, a decrease of 4.3% from 2008, but up 2.0% on a constant dollar basis. Asia revenues were $147.7 million for 2009, a decrease of 7.9% from 2008, and a decline of 11.8% on a constant dollar basis.

Products

Worldwide footwear revenue was $931.2 million for 2009, down $43.1 million, or 4.4%, from 2008, driven by declines in our men’s and women’s business in North America. Internationally, we continued to see signs of our men’s business strengthening in Europe and Asia. Worldwide apparel and accessories revenue fell 10.3% to $329.1 million, as growth from SmartWool was offset by a decline in Timberland® brand apparel and accessories, reflecting softness in international markets, the strengthening of the U.S. dollar relative to the British Pound and the Euro, and, to a lesser extent, the impact of transitioning our North America wholesale men’s apparel business to a licensing arrangement. The Company ceased sales of in-house Timberland® brand apparel in North America through the wholesale channel during the second quarter of 2008. Royalty and other revenue increased 10.5% in 2009 to $25.6 million, reflecting increased sales of apparel in North America under our licensing agreement established in 2008.

Channels

Wholesale revenue was $918.8 million, a 7.1% decrease compared to 2008. Softness in the North America and Asia markets, the strengthening of the U.S. dollar relative to the British Pound and Euro and, to a lesser degree, the transition of our North America wholesale men’s apparel business to a licensing arrangement drove the year over year wholesale decline.

Retail revenues fell 2.1% to $367.1 million, driven by unfavorable foreign exchange rate impacts and a challenging retail market in North America. Overall, global comparable store sales were down 2.4% compared to 2008, with favorable comparable store results in Europe offset by declines in our North America and Asia stores. We had 218 Company-owned stores, shops and outlets worldwide at the end of 2009 compared to 219 at December 31, 2008.

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

Selling expense for 2009 was $408.0 million, a decrease of $29.7 million, or 6.8%, compared to the prior year. This decline was driven by a $20.7 million reduction in sales, marketing and distribution expenses, due, in part, to the strengthening of the U.S. dollar relative to the Euro and British Pound, lower distribution costs, and a decrease in provisions for bad debts. Additionally, we had an $8.8 million reduction in retail expenses primarily as a result of the closure of certain underperforming stores in Asia and the benefit of foreign exchange impacts in Europe, and a $4.3 million reduction in discretionary spending. These savings were partially offset by an increase of $3.2 million in incentive-based compensation costs due to the achievement of certain performance targets in 2009, and $1.7 million associated with the write-off of certain fixed assets related to our retail business.

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

Operating Income

Operating income was $77.5 million in 2009, compared to $69.6 million in 2008. Operating income in 2009 and 2008 included an intangible asset impairment charge of $0.9 million and $2.1 million, respectively, and restructuring charges/(credits) of $(0.2) million and $0.9 million, respectively. Operating income in 2008 also included the benefit of a $2.6 million favorable legal settlement.

Other Income/(Expense) and Taxes

Interest income was $0.9 million and $2.4 million in 2009 and 2008, respectively, as an increase in average cash balances was more than offset by lower interest rates. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and bank guarantees and interest paid on short-term borrowings, was $0.5 million and $0.7 million in 2009 and 2008, respectively. The reduction in expense was driven by lower borrowings throughout the year.

Other, net, included $1.5 million and $5.8 million of foreign exchange gains for 2009 and 2008, respectively, reflecting changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and currency gains and losses associated with foreign currency denominated receivables and payables. These results were driven by the volatility of exchange rates during the respective reporting periods and should not be considered indicative of expected future results.

The effective tax rate was 30.4% in 2009, compared to 44.1% in 2008. The 2009 rate was impacted by a tax benefit of approximately $7.3 million due to the closure of audits or lapsing of certain statutes of limitation in 2009.

Segments Review

We have three business segments (see Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K): North America, Europe and Asia.

Revenue by segment for each of the last three years ended December 31 is as follows (dollars in millions):

	For the Years Ended December 31,			Percentage Change
	2010	2009	2008	2010	2009

North America	$647.3	$610.2	$652.4	6.1%	(6.5)%
Europe	592.1	528.0	551.7	12.1	(4.3)
Asia	190.1	147.7	160.4	28.7	(7.9)

	$1,429.5	$1,285.9	$1,364.5	11.2	(5.8)

Operating income/(loss) by segment and as a percentage of segment revenue for each of the last three years ended December 31 are included in the table below (dollars in millions). Segment operating income is presented as a percentage of its respective segment revenue. Unallocated corporate expenses are presented as a percentage of total revenue. Unallocated Corporate includes certain value chain costs such as sourcing and logistics, as well as inventory variances and standard cost adjustments, which are not allocated back to the geographic segments. North America includes impairment charges of $8.6 million and a gain related to the termination of certain licensing agreements of $3.0 million in the year ended December 31, 2010. Europe includes impairment charges of $5.3 million and $0.9 million in the years ended December 31, 2010 and 2009, respectively.

	For the Years Ended December 31,
	2010		2009		2008

North America	$126.3	19.5%	$95.7	15.7%	$104.2	16.0%
Europe	106.3	18.0	73.8	14.0	83.0	15.1
Asia	30.6	16.1	11.0	7.5	3.2	2.0
Unallocated Corporate	(128.9)	(9.0)	(103.0)	(8.0)	(120.8)	(8.9)

	$134.3	9.4	$77.5	6.0	$69.6	5.1

The number of Company-owned retail stores at December 31, 2010, 2009 and 2008 by segment is as follows:

	2010	2009	2008

North America	66	69	71
Europe	66	63	54
Asia	96	86	94

Total	228	218	219

North America

North America revenues increased 6.1% to $647.3 million in 2010, driven by the wholesale business, which reflects growth in first quality revenue and strong sell-in of Fall 2010 product, partially offset by a decline in off-price revenue. Our Timberland PRO® footwear line and SmartWool® apparel and accessories delivered strong year-over-year growth, complemented by mid single-digit growth in our Timberland® brand men’s footwear. Within North America, our retail business grew 2.2%, as a 3.1% increase in comparable store sales was partially offset by the net closure of 3 stores.

The Company’s North America revenue decreased 6.5% to $610.2 million in 2009, driven by softness in our wholesale business, where we saw declines in men’s footwear, as well as Timberland® apparel, due in part to anticipated declines from the decision in 2008 to transition our North America wholesale men’s apparel business to a licensing arrangement. The decline in these areas was partially offset by growth in performance footwear and SmartWool® accessories. Within North America, our retail business had revenue declines of 4.9%, driven by an 8.7% decrease in comparable store sales, principally related to our outlet stores, partially offset by growth in our e-commerce business.

Operating income for our North America segment was $126.3 million in 2010, an increase of 31.9% compared to $95.7 million for 2009. The increase was driven by higher gross profit from 6.1% revenue growth, as well as fewer and more profitable closeout sales, less promotional activity in retail and favorable mix impacts. Operating expenses increased 8.0% reflecting goodwill and intangible asset impairment charges of $8.6 million, increases in certain selling related costs of $4.8 million and planned investments in key strategic marketing initiatives of $3.2 million. These items were partially offset by a gain of $3.0 million associated with the termination of certain licensing agreements and a reduction of $1.5 million associated with fixed asset write-offs taken in 2009 related to our e-commerce business and underperforming retail stores.

Operating income for our North America segment decreased 8.2% to $95.7 million in 2009, driven by an 8.5% decline in gross margin, partially offset by an 8.7% reduction in operating expenses. The decrease in gross profit was primarily driven by revenue declines of 6.5%, which were partially offset by favorable pricing and channel mix. The lower operating expenses were principally a result of a decrease in selling and distribution expenses of $10.8 million, reflecting lower volume related costs, as well as savings from our cost reduction and efficiency initiatives, a $4.2 million decline in employee-related costs, resulting from reduced headcount and severance associated with streamlining our operations in 2008 and a $1.6 million decrease in discretionary spending. Write-offs of certain fixed assets related to our retail business offset savings associated with the exiting of certain specialty brands in 2008.

Europe

Europe revenues increased to $592.1 million in 2010, which was a 12.1% increase from 2009, and an increase of 15.7% on a constant dollar basis. We recorded double-digit growth across nearly all our major markets in Europe, in particular Scandinavia and Central and Southern Europe. The increases were driven by strong growth in footwear sales through both the wholesale and retail channels. Strength in retail apparel and accessories was partially offset by wholesale apparel revenue declines. Retail growth of 10.6% was driven by comparable store sales growth of 11.8% and the net addition of 3 stores, which more than offset pressure from unfavorable foreign exchange rate changes.

Our Europe revenues decreased to $528.0 million in 2009 from the $551.7 million reported in 2008 due to foreign exchange rate impacts. Europe revenues increased 2.0% on a constant dollar basis. Strong growth in our retail business, where we experienced comparable store sales growth of 6.7% as well as the net addition of 9 stores, offset softness in wholesale sales, primarily in the UK, Spain and our distributor markets.

Europe’s operating income was $106.3 million in 2010, compared to $73.8 million in 2009. Improvement in Europe was driven by revenue growth of 12.1% and favorable channel mix, partially offset by unfavorable foreign exchange rate impacts. Operating expenses increased 3.1% year over year, as the impact of a $5.3 million impairment charge and increases in marketing and rent and occupancy costs associated with store expansion were partially offset by favorable foreign exchange rate impacts and a decrease in government taxes on certain foreign investments. Operating expense for the 2009 period included a charge of $0.9 million for the impairment of the GoLite trademark.

Europe’s operating income was $73.8 million in 2009, compared to $83.0 million in 2008, reflecting an 8.4% decline in gross profit, which was driven by the impact of foreign exchange rate fluctuations and reduced margin on close-outs, partially offset by favorable channel and product mix. This decrease was partially offset by a 7.3% decrease in operating expenses, reflecting the impact of foreign exchange rate movements. A decrease in sales, marketing and distribution costs, including a decrease in provisions for bad debt, lower discretionary spending and the impact of a lower intangible asset write-off in 2009 as compared to 2008 were substantially offset by increased rent, occupancy and compensation costs associated with additional stores, government taxes on certain foreign investments and higher compensation costs.

Asia

In Asia, revenues increased 28.7%, or 22.0% in constant dollars, to $190.1 million in 2010, as nearly every brand, category, channel and country delivered growth. Wholesale growth, driven by men’s footwear, was strongest in Japan and China. Retail revenues were up 26.2%, driven by comparable store sales growth of 14.6%, the net addition of 10 stores, and favorable foreign exchange rate impacts.

Asia revenues for 2009 were $147.7 million, compared to $160.4 million for 2008, a decline of 7.9%, or 11.8% in constant dollars, due to softness in both our retail and wholesale businesses. The retail declines were due to decreases in comparable store sales of 2.2% combined with the net closure of 8 stores, while wholesale markets continued to be soft in Hong Kong and the distributor businesses.

Asia had operating income of $30.6 million for 2010, compared to $11.0 million for 2009, driven by improvement in gross profit, reflecting a 28.7% increase in revenue as well as favorable foreign exchange rate and mix impacts. These benefits were partially offset by an increase of 13.7% in operating expenses. The increase in expense was driven primarily by higher marketing and rent and occupancy costs, as well as unfavorable foreign exchange rate impacts.

Asia’s operating income was $11.0 million in 2009, compared to $3.2 million in 2008, driven by a 12.1% reduction in operating expenses due principally to lower costs in our retail business of $6.3 million, resulting from the closure of certain underperforming stores, and $2.2 million in reduced distribution and marketing costs, due to lower volume and the absence of a major television campaign in 2009.

Unallocated Corporate

Our Unallocated Corporate expenses increased 25.1% to $128.9 million in 2010. Unallocated Corporate expenses include central support and administrative costs, as well as supply chain costs, including sourcing and logistics, inventory cost variances and adjustments to standard costs, which are not allocated to our reportable business segments. The increased expense reflects unfavorability in certain supply chain costs, primarily inventory cost variances, as well as higher incentive compensation and other employee related costs of $4.8 million, and incremental costs related to a multi-year ERP system implementation of $3.5 million.

Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, decreased 14.8% to $103.0 million in 2009. The lower expenses reflect favorable variances from standard costs, sourcing cost initiatives and other cost variances. These items are not allocated to the Company’s reportable segments. Corporate operating expenses increased 15.2% due to an increase in employee-related costs, primarily incentive-based compensation costs of $4.7 million and certain employee-related benefits, marketing costs of $1.3 million and the impact of a favorable legal settlement of $2.6 million reported in 2008.

Reconciliation of Total Company, Europe and Asia Revenue Changes to Constant Dollar Revenue Changes

	For the Year Ended		For the Year Ended
	December 31, 2010		December 31, 2009
	$ Change		$ Change
	(in millions)	% Change	(in millions)	% Change

Total Company
Revenue increase/(decrease) (GAAP)	$143.6	11.2%	$(78.7)	(5.8)%
Decrease due to foreign exchange rate changes	(7.0)	(0.5)%	(29.5)	(2.2)%

Revenue increase/(decrease) in constant dollars	$150.6	11.7%	$(49.2)	(3.6)%

Europe
Revenue increase/(decrease) (GAAP)	$64.1	12.1%	$(23.8)	(4.3)%
Decrease due to foreign exchange rate changes	(18.8)	(3.6)%	(34.7)	(6.3)%

Revenue increase in constant dollars	$82.9	15.7%	$10.9	2.0%

Asia
Revenue increase/(decrease) (GAAP)	$42.3	28.7%	$(12.6)	(7.9)%
Increase due to foreign exchange rate changes	9.9	6.7%	6.3	3.9%

Revenue increase/(decrease) in constant dollars	$32.4	22.0%	$(18.9)	(11.8)%

The difference between changes in reported revenue (the most comparable GAAP measure) and constant dollar revenue changes is the impact of foreign currency. We calculate constant dollar revenue changes by recalculating current year revenue using the prior year’s exchange rates and comparing it to prior year revenue reported on a GAAP basis. We provide constant dollar revenue changes for Total Company, Europe and Asia results because we use the measure to understand the underlying results and trends of the business segments excluding the impact of exchange rate changes that are not under management’s direct control. We have a foreign exchange rate risk management program intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. The actions we take to mitigate foreign exchange risk are reflected in cost of goods sold and other, net.

Accounts Receivable and Inventory

Accounts receivable were $188.3 million as of December 31, 2010, compared to $149.2 million as of December 31, 2009 and $168.7 million as of December 31, 2008. Accounts receivable increased 26.2% compared to 2009 on a 26.7% increase in revenue in the fourth quarter, combined with timing of shipments in the quarter. Days sales outstanding were 35 days as of December 31, 2010 and 2009, and 39 days as of December 31, 2008. Wholesale days sales outstanding were 44 days, 45 days and 48 days at the end of 2010, 2009 and 2008, respectively. We continue to maintain our strong collection discipline and focus on working capital management.

Inventory increased 13.6% to $180.1 million as of December 31, 2010 from $158.5 million as of December 31, 2009 and $179.7 million as of December 31, 2008. The increase in 2010 compared to 2009 reflects higher product costs, strong revenue growth and prospects for the business going into 2011. Despite the increase in inventory, our level of excess inventory declined as a percentage of inventory at December 31, 2010 compared to December 31, 2009. The decrease in 2009 was attributable to improved demand planning against lower revenue, resulting in reduced excess inventory creation.

Liquidity and Capital Resources

2010 Compared to 2009

Net cash provided by operations for 2010 was $87.9 million, compared with $135.9 million in 2009. Despite a strong improvement in profitability, after taking into account non-cash impairments totaling $14.9 million, we saw a decrease in cash provided in 2010 compared with 2009, primarily due to an increased investment in inventory and higher accounts receivable. Inventory grew to support our expected growth and reflects higher product costs compared to 2009. The increase in accounts receivable was driven by our significant revenue growth in the fourth quarter, and timing of shipments. Accounts payable was a source of cash in 2010 versus a use of cash in 2009 due in part to the timing of inventory purchases. Overall, in 2010, we invested $61.5 million in operating assets and liabilities, compared to generating $40.1 million from them in 2009.

Net cash used for investing activities amounted to $20.6 million in 2010, compared with $20.1 million in 2009. Net cash used for investing activities in 2009 included approximately $1.5 million paid in connection with the acquisition of Glaudio. Capital expenditures in 2010 were $19.9 million, compared to $17.7 million in 2009. The increase in capital expenditures is due primarily to investments in hardware and software associated with our business system transformation initiative.

Net cash used for financing activities was $81.0 million in 2010, compared with $43.1 million in 2009. Cash flows from financing activities reflected share repurchases of $85.2 million in 2010, compared with $43.9 million in 2009. We received cash inflows of $4.4 million in 2010 from the issuance of common stock related to the exercise of employee stock options and employee stock purchases, compared with $2.0 million in 2009.

2009 Compared to 2008

Net cash provided by operations for 2009 was $135.9 million, compared with $147.7 million in 2008. The decrease in cash provided in 2009 compared with 2008 was primarily due to the timing of inventory payments in 2008, partially offset by an increase in incentive compensation accruals. We also continued our focus on balance sheet management through the collection of accounts receivable and improved inventory planning. In 2009, we generated $40.1 million from operating assets and liabilities, compared to $52.1 million in 2008.

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

Credit Facilities

We have an unsecured committed revolving credit agreement, referred to as the Credit Agreement, with a group of banks which matures on June 2, 2011. The Credit Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Any letters of credit outstanding under the Credit Agreement ($1.6 million at December 31, 2010) reduce the amount available for borrowing under the Credit Agreement. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Credit Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 0.3% at December 31, 2010), plus an applicable margin of between 13.5 and 47.5 basis points, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2010, the applicable margin under the facility was 47.5 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2010, the commitment fee was 15 basis points. The Credit Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Credit Agreement on a fiscal quarter basis, and were in compliance for the quarter ended December 31, 2010. The continued volatility in the credit markets could result in significant increases in borrowing costs for any new facility we may require. Our ability to obtain new financing with comparable terms upon the maturity of our existing facility will depend upon prevailing market conditions, our financial condition and the terms and conditions available at the time of such financing.

We had uncommitted lines of credit available from certain banks totaling $30 million as of December 31, 2010. Any borrowings under these lines would be at prevailing money market rates. Further, we had an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.

As of December 31, 2010 and 2009, we had no borrowings outstanding under any of our credit facilities. We did not utilize our borrowing capability under the facilities at any point during 2010 and 2009.

Management believes that our operating costs, capital requirements and funding for our share repurchase program for 2011 will be funded through our current cash balances, our existing credit facilities (which place certain limitations on additional debt, stock repurchases, acquisitions and on the amount of dividends we may pay, and also contain certain other financial and operating covenants) and cash from operations, without the need for additional financing. We are undertaking a multi-year business system transformation initiative pursuant to which we will develop and implement an ERP system to better support our business model and further streamline our operations. It is the Company’s intent to finance these costs with cash from operations, without the need for additional financing. However, as discussed in the section entitled “Special Note regarding Forward-Looking Statements” in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, several risks and uncertainties could require that the Company raise additional capital through equity and/or debt financing. From time to time, the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional credit facilities will depend upon prevailing market conditions, our financial condition and the terms and conditions of such additional facilities. The continued volatility in the credit markets could result in significant increases in borrowing costs for any new debt we may require.

Aggregate Contractual Obligations

At December 31, 2010, we have the following contractual obligations due by period:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in millions)

Operating leases(1)	$210.2	$50.9	$71.9	$43.3	$44.1
Production purchase obligations(2)	219.4	219.4	—	—	—
Non-production purchase obligations(3)	32.2	18.1	14.1	—	—
Deferred compensation plan(4)	7.1	0.6	0.7	0.6	5.2

Total(5)	$468.9	$289.0	$86.7	$43.9	$49.3

(1)	See Note 16 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Production purchase obligations consist of open production purchase orders for sourced footwear, apparel and accessories and materials used to manufacture footwear.

(3)	Non-production purchase obligations consist of open purchase orders for operating expense purchases relating to goods or services ordered in the normal course of business.

(4)	Our deferred compensation plan liability was $7.1 million at December 31, 2010. See Note 9 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(5)	We had $22.7 million of gross liability for uncertain tax positions recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2010. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled. See Note 11 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

Letters of Credit

As of December 31, 2010, 2009 and 2008, we had letters of credit outstanding of $16.5 million, $16.6 million and $16.1 million, respectively. These letters of credit were issued principally in support of retail commitments.

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

We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lender’s cost of funds, plus an applicable spread, or prevailing money market rates. As of December 31, 2010, 2009 and 2008, we had no short-term or long-term debt outstanding.

Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to mitigate the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decrease the volatility of our earnings. The foreign currency forward contracts under this program will expire in 13 months or less. Based upon sensitivity analysis as of December 31, 2010, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase/decrease by approximately $19.4 million, compared with an increase/decrease of $12.2 million as of December 31, 2009. The increase as of December 31, 2010, compared to December 31, 2009, is primarily related to an increase in our foreign currency denominated exposures, as well as the percentage of those exposures we have hedged, as of December 31, 2010 compared with December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Timberland Company
Stratham, New Hampshire:

We have audited the accompanying consolidated balance sheets of The Timberland Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Timberland Company and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 22, 2011

THE TIMBERLAND COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	2010	2009
	(Dollars in thousands,
	except per share data)

ASSETS
Current assets
Cash and equivalents	$272,221	$289,839
Accounts receivable, net of allowance for doubtful accounts of $10,859 in 2010 and $12,175 in 2009	188,336	149,178
Inventory	180,068	158,541
Prepaid expenses	32,729	32,863
Prepaid income taxes	25,083	11,793
Deferred income taxes	22,562	26,769
Derivative assets	29	1,354

Total current assets	721,028	670,337

Property, plant and equipment, net	68,043	69,820
Deferred income taxes	15,594	14,903
Goodwill	38,958	44,353
Intangible assets, net	34,839	45,532
Other assets, net	13,897	14,962

Total assets	$892,359	$859,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$91,025	$79,911
Accrued expense
Payroll and related	47,376	43,512
Other	80,675	81,988
Income taxes payable	25,760	21,959
Deferred income taxes	—	48
Derivative liabilities	1,690	389

Total current liabilities	246,526	227,807

Other long-term liabilities	34,322	36,483
Commitments and contingencies (See Note 16)
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 75,543,672 shares issued at December 31, 2010 and 74,570,388 shares issued at December 31, 2009	756	746
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 10,568,389 shares issued and outstanding at December 31, 2010 and 11,089,160 shares issued and outstanding at December 31, 2009	106	111
Additional paid-in capital	280,154	266,457
Retained earnings	1,071,305	974,683
Accumulated other comprehensive income	6,671	15,048
Treasury Stock at cost; 35,610,050 Class A shares at December 31, 2010 and 31,131,253 Class A shares at December 31, 2009	(747,481)	(661,428)

Total stockholders’ equity	611,511	595,617

Total liabilities and stockholders’ equity	$892,359	$859,907

The accompanying notes are an integral part of these consolidated financial statements.

THE TIMBERLAND COMPANY

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands, except per share data)

Revenue	$1,429,484	$1,285,876	$1,364,550
Cost of goods sold	732,970	682,954	743,817

Gross profit	696,514	602,922	620,733

Operating expense
Selling	427,367	407,987	437,730
General and administrative	123,912	116,772	113,011
Litigation settlement	—	—	(2,630)
Impairment of goodwill	5,395	—	—
Impairment of intangible assets	8,556	925	2,061
Gain on termination of licensing agreements	(3,000)	—	—
Restructuring	—	(236)	925

Total operating expense	562,230	525,448	551,097

Operating income	134,284	77,474	69,636

Other income/(expense)
Interest income	434	903	2,371
Interest expense	(538)	(498)	(652)
Other, net	7,080	3,506	5,455

Total other income/(expense), net	6,976	3,911	7,174

Income before provision for income taxes	141,260	81,385	76,810
Provision for income taxes	44,638	24,741	33,904

Net income	$96,622	$56,644	$42,906

Earnings per share
Basic	$1.84	$1.01	$0.73
Diluted	$1.82	$1.01	$0.73
Weighted-average shares outstanding
Basic	52,498	56,034	58,442
Diluted	52,990	56,352	58,786

The accompanying notes are an integral part of these consolidated financial statements.

THE TIMBERLAND COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

					Accumulated
	Class A	Class B	Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income/(Loss)	Stock	Income	Equity
	(Dollars in thousands)

Balance, January 1, 2008	$734	$117	$251,063	$875,133	$20,106	$(569,993)		$577,160

Issuance/conversion of shares of common stock	4	(2)	2,121	—	—	—		2,123
Surrender of shares of common stock	—	—	—	—	—	(410)		(410)
Repurchase of common stock	—	—	—	—	—	(44,761)		(44,761)
Share-based compensation expense	—	—	8,166	—	—	—		8,166
Tax deficiency from share-based compensation	—	—	(1,083)	—	—	—		(1,083)
Comprehensive income:
Net income	—	—	—	42,906	—	—	$42,906	42,906
Translation adjustment	—	—	—	—	(15,955)	—	(15,955)	(15,955)
Change in fair value of cash flow hedges, net of taxes	—	—	—	—	8,254	—	8,254	8,254
Other adjustment, net of taxes	—	—	—	—	138	—	138	138

Comprehensive income	—	—	—	—	—	—	$35,343	—

Balance, December 31, 2008	738	115	260,267	918,039	12,543	(615,164)		576,538

Issuance/conversion of shares of common stock	8	(4)	1,958	—	—	—		1,962
Surrender of shares of common stock	—	—	—	—	—	(1,284)		(1,284)
Repurchase of common stock	—	—	—	—	—	(44,980)		(44,980)
Share-based compensation expense	—	—	6,295	—	—	—		6,295
Tax deficiency from share-based compensation	—	—	(2,063)	—	—	—		(2,063)
Comprehensive income:
Net income	—	—	—	56,644	—	—	$56,644	56,644
Translation adjustment	—	—	—	—	5,877	—	5,877	5,877
Change in fair value of cash flow hedges, net of taxes	—	—	—	—	(3,725)	—	(3,725)	(3,725)
Other adjustment, net of taxes	—	—	—	—	353	—	353	353

Comprehensive income	—	—	—	—	—	—	$59,149	—

Balance, December 31, 2009	746	111	266,457	974,683	15,048	(661,428)		595,617

Issuance/conversion of shares of common stock	10	(5)	4,402	—	—	—		4,407
Surrender of shares of common stock	—	—	—	—	—	(981)		(981)
Repurchase of common stock	—	—	—	—	—	(85,072)		(85,072)
Share-based compensation expense	—	—	8,997	—	—	—		8,997
Tax benefit from share-based compensation	—	—	298	—	—	—		298
Comprehensive income:
Net income	—	—	—	96,622	—	—	$96,622	96,622
Translation adjustment	—	—	—	—	(5,630)	—	(5,630)	(5,630)
Change in fair value of cash flow hedges, net of taxes	—	—	—	—	(2,495)	—	(2,495)	(2,495)
Other adjustment, net of taxes	—	—	—	—	(252)	—	(252)	(252)

Comprehensive income	—	—	—	—	—	—	$88,245	—

Balance, December 31, 2010	$756	$106	$280,154	$1,071,305	$6,671	$(747,481)		$611,511

The accompanying notes are an integral part of these consolidated financial statements.

THE TIMBERLAND COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$96,622	$56,644	$42,906
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,407	450	2,784
Share-based compensation	9,287	5,942	8,518
Depreciation and amortization	25,500	28,783	32,345
Provision for losses on accounts receivable	1,242	3,224	7,575
Impairment of goodwill	5,395	—	—
Impairment of intangible assets	8,556	925	2,061
Impairment of other long-lived assets	989	3,023	1,154
Litigation settlement	—	—	(2,630)
Tax expense from share-based compensation, net of excess benefit	(463)	(2,214)	(1,254)
Unrealized (gain)/loss on derivatives	422	333	(131)
Other non-cash charges/(credits), net	(1,567)	(1,381)	2,274
Increase/(decrease) in cash from changes in operating assets and liabilities, net of the effect of business combinations:
Accounts receivable	(43,559)	18,206	3,847
Inventory	(20,285)	24,178	20,789
Prepaid expenses and other assets	1,539	1,479	4,963
Accounts payable	9,013	(17,762)	11,533
Accrued expense	2,590	11,846	3,809
Prepaid income taxes	(13,290)	4,894	674
Income taxes payable	2,120	(2,093)	7,270
Other liabilities	332	(626)	(767)

Net cash provided by operating activities	87,850	135,851	147,720

Cash flows from investing activities:
Acquisition of business and purchase price adjustments, net of cash acquired	—	(1,554)	970
Additions to property, plant and equipment	(19,917)	(17,677)	(22,316)
Other	(707)	(849)	141

Net cash used by investing activities	(20,624)	(20,080)	(21,205)

Cash flows from financing activities:
Common stock repurchases	(85,233)	(43,905)	(46,261)
Issuance of common stock	4,406	1,962	1,875
Excess tax benefit from share-based compensation	761	151	183
Other	(971)	(1,284)	—

Net cash used by financing activities	(81,037)	(43,076)	(44,203)

Effect of exchange rate changes on cash and equivalents	(3,807)	(45)	(8,397)

Net increase/(decrease) in cash and equivalents	(17,618)	72,650	73,915
Cash and equivalents at beginning of year	289,839	217,189	143,274

Cash and equivalents at end of year	$272,221	$289,839	$217,189

Supplemental disclosures of cash flow information:
Interest paid	$376	$331	$486
Income taxes paid	$52,134	$23,513	$24,863
Non-cash investing activity (purchase of hardware and software on account)	$2,305	$—	$—

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

Nature of Operations

We design, develop and market premium quality footwear, apparel and accessories products for men, women and children under the Timberland®, Timberland PRO®, Timberland Boot Company®, SmartWool® and howies® brands. We sell our products through independent retailers, better department stores, athletic stores and other national retailers, through Timberland-owned retail including stores and Internet sales, and through a mix of independent distributors, franchisees and licensees worldwide.

We manage our business in three major segments, each sharing similar product, distribution and marketing: North America, Europe and Asia. See Note 14 for additional information regarding our revenues by product and geography.

We sourced approximately 88%, 90% and 89% of our footwear products from unrelated manufacturing vendors in 2010, 2009 and 2008, respectively. The remainder was produced in our manufacturing facilities in the Dominican Republic. All of our apparel and accessories products are sourced from unrelated manufacturing vendors.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. The significant estimates in the consolidated financial statements include sales returns and allowances, allowance for doubtful accounts receivable, derivatives, incentive compensation accruals, share-based compensation, contingent liabilities, impairment of long-lived assets and goodwill and income taxes.

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

In 2010, 2009 and 2008, we recorded $3,091, $2,320 and $2,848 of reimbursed shipping expenses within revenues and the related shipping costs within selling expense, respectively. Shipping costs are included in selling expense and were $21,331, $16,012 and $18,658 for 2010, 2009 and 2008, respectively. Our cost of

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales may not be comparable with the cost of sales of other companies as our shipping costs are not included in costs of sales.

We record reductions to revenue for estimated wholesale and retail customer returns and allowances in the same period the related sales are recorded. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received or paid. Our total reserves for sales returns and allowances were $29,307 and $27,139 at December 31, 2010 and 2009, respectively.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. We estimate potential losses primarily based on our historical rate of credit losses and our knowledge of the financial condition of our customers. Our allowance for doubtful accounts totaled $10,859 and $12,175 at December 31, 2010 and 2009, respectively.

During 2008, the Company was assigned the lease on two retail locations from a franchisee. As part of this transaction, the Company recorded a non-cash exchange of a key money asset totaling $2,700 in partial settlement of certain overdue accounts receivable balances from this franchisee.

Advertising

Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. As of December 31, 2010 and 2009, we had $1,563 and $958, respectively of prepaid advertising costs recorded on our consolidated balance sheets. Advertising expense, which is included in selling expense in our consolidated statements of income, was $47,146, $40,680 and $43,123 in 2010, 2009 and 2008, respectively. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and Internet and digital campaigns, production costs including agency fees, and catalog costs. In 2010, increased investment in consumer-facing marketing and branding programs including Internet and other digital and social media initiatives, as well as magazine campaigns, was partially offset by lower levels of television advertising and related media production costs. The decrease in advertising expense from 2008 to 2009 is primarily due to lower co-op advertising spending as well as television and magazine advertising. Television advertising in 2008 included a global campaign which coincided with the summer Olympics.

Translation of Foreign Currencies

The majority of our subsidiaries have adopted their local currencies as their functional currencies. We translate financial statements denominated in foreign currencies by translating balance sheet accounts at the end of period exchange rates and statement of income accounts at the average exchange rates for the period. Cumulative translation gains and losses are recorded in accumulated other comprehensive income in stockholders’ equity and changes in cumulative translation gains and losses are reflected in comprehensive income. Realized gains and losses on transactions are reflected in earnings. Other, net, included $7,135, $100 and $6,574 of foreign exchange gains for 2010, 2009 and 2008, respectively, reflecting net currency gains and losses associated with foreign currency denominated receivables and payables.

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives settling within the next twelve months are recognized at fair value and included in either current derivative assets or current derivative liabilities on our consolidated balance sheets. Changes in fair value of derivatives not designated or effective as hedges are recorded in other, net.

The Company has a program that qualifies for hedge accounting treatment to aid in mitigating the Company’s foreign currency exposures and to decrease the volatility in earnings. Under this hedging program, the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. A hedge is effective if the changes in the fair value of the derivative provide offset of at least 80 percent and not more than 125 percent of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The Company’s hedging strategy uses forward contracts as cash flow hedging instruments which are recorded in the consolidated balance sheets at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income and reclassified to earnings, in cost of goods sold, in the period that the transaction that is subject to the related hedge contract is recognized in earnings. Cash flows associated with these contracts are classified as operating cash flows in the consolidated statements of cash flows. Hedge ineffectiveness is evaluated using the hypothetical derivative method and the ineffective portion of the hedge is reported in other, net in our consolidated statements of income.

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

In the ordinary course of business, we are involved in legal matters involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from such matters when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable (see Note 16).

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the number of shares (in thousands) included in the basic and diluted EPS computations for the years ended December 31, 2010, 2009 and 2008:

December 31,	2010			2009			2008
		Weighted-	Per-		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$96,622	52,498	$1.84	$56,644	56,034	$1.01	$42,906	58,442	$0.73
Dilutive securities:
Stock options and employee stock purchase plan shares	—	358	(.02)	—	58	—	—	51	—
Nonvested shares	—	134	—	—	260	—	—	293	—

Effect of dilutive securities:	—	492	(.02)	—	318	—	—	344	—

Diluted EPS	$96,622	52,990	$1.82	$56,644	56,352	$1.01	$42,906	58,786	$0.73

The following stock options and nonvested shares (in thousands) were outstanding as of December 31, 2010, 2009 and 2008, but were not included in the computation of diluted EPS as their inclusion would be anti-dilutive:

December 31,	2010	2009	2008

Anti-dilutive securities	2,514	3,967	4,405

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

The components of accumulated other comprehensive income/(loss) as of December 31, 2010 and 2009 were:

	2010	2009

Cumulative translation adjustment	$8,023	$13,653
Fair value of cash flow hedges, net of taxes of $(84) at December 31, 2010 and $47 at December 31, 2009	(1,591)	904
Other adjustment, net of taxes of $96 at December 31, 2010 and $147 at December 31, 2009	239	491

Total	$6,671	$15,048

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts. This accounting standard update requires entities with a zero or negative carrying value to assess, considering adverse qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. ASU No. 2010-28 is effective for impairment tests performed by the Company during 2011, and its adoption is not expected to have a material impact on the Company’s results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements. This accounting standard update requires additional fair value measurement disclosures for transfers into and out of Levels 1 and 2 and separate disclosures for purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure requirements regarding the level of disaggregation and inputs and valuation techniques used to measure fair value. ASU No. 2010-06 was effective for the Company beginning January 1, 2010 and its adoption did not have a material impact on the Company’s existing disclosures.

2.	Inventory

Inventory consists of the following:

December 31,	2010	2009

Materials	$11,299	$7,944
Work-in-process	841	740
Finished goods	167,928	149,857

Total	$180,068	$158,541

3.	Derivatives

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

Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. As a matter of policy, we enter into these derivative contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2012.

Cash Flow Hedges

The Company principally uses foreign currency forward contracts as cash flow hedges to offset the effects of exchange rate fluctuations on certain of its forecasted foreign currency denominated sales transactions. The

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The risk in these exposures is the potential for losses associated with the remeasurement of non-functional currency cash flows into the functional currency. The Company has a program that qualifies for hedge accounting treatment to aid in mitigating its foreign currency exposures and to decrease earnings volatility. Under this hedging program, the Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in earnings. A hedge is considered effective if the changes in the fair value of the derivative provide offset of at least 80 percent and not more than 125 percent of the changes in the fair value or cash flows of the hedged item attributable to the risk being hedged. The Company uses regression analysis to assess the effectiveness of a hedge relationship.

The Company’s hedging strategy uses forward contracts as cash flow hedging instruments, which are recorded in our consolidated balance sheet at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income (“OCI”) and reclassified to earnings, in cost of goods sold, in the period that the transaction that is subject to the related hedge contract is recognized in earnings. Cash flows associated with these contracts are classified as operating cash flows in the consolidated statements of cash flows. Hedge ineffectiveness is evaluated using the hypothetical derivative method and the ineffective portion of the hedge is reported in our consolidated statement of income in other, net. The amount of hedge ineffectiveness for the years ended December 31, 2010, 2009 and 2008 was not material.

The notional value, latest maturity date, and fair value of foreign currency forward sell contracts entered into as cash flow hedges as of December 31, 2010 and December 31, 2009 are as follows:

	Contract				Contract
	Amount				Amount
	(U.S.$	Maturity	Fair		(U.S.$	Maturity	Fair
Currency	Equivalent)	Date	Value	Currency	Equivalent)	Date	Value

Pounds Sterling	$20,410	2011	$(59)	Pounds Sterling	$18,216	2010	$55
Pounds Sterling	3,126	2012	19	Pounds Sterling	2,441	2011	22
Euro	85,122	2011	(646)	Euro	62,168	2010	648
Euro	3,292	2012	(45)	Euro	2,230	2011	86
Japanese Yen	19,185	2011	(886)	Japanese Yen	12,766	2010	58
Japanese Yen	3,632	2012	(84)	Japanese Yen	3,317	2011	73

December 31, 2010	$134,767		$(1,701)	December 31, 2009	$101,138		$942

Other Derivative Contracts

We also enter into derivative contracts to manage foreign currency exchange risk on intercompany accounts receivable and payable, third-party accounts receivable and payable, and non-U.S. dollar-denominated cash balances using forward contracts. These forward contracts, which are undesignated hedges of economic risk, are recorded at fair value in the balance sheet, with changes in the fair value of these instruments recognized in earnings immediately. The gains or losses related to the contracts largely offset the remeasurement of those assets and liabilities. Cash flows associated with these contracts are classified as operating cash flows in the consolidated statements of cash flows.

The notional value, latest maturity date, and fair value of foreign currency forward (buy) and sell contracts entered into to mitigate the foreign currency risk associated with certain balance sheet items is as

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

follows (the contract amount represents the net amount of all purchase and sale contracts of a foreign currency):

	Contract				Contract
	Amount				Amount
	(U.S.$	Maturity			(U.S.$	Maturity
Currency	Equivalent)	Date	Fair Value	Currency	Equivalent)	Date	Fair Value

Pounds Sterling	$9,312	2011	$(41)	Pounds Sterling	$(12,922)	2010	$1
Euro	8,913	2011	(9)	Euro	14,122	2010	94
Japanese Yen	28,680	2011	(35)	Japanese Yen	8,013	2010	59
Canadian Dollar	6,013	2011	11	Canadian Dollar	8,204	2010	23
Norwegian Kroner	2,219	2011	(2)	Norwegian Kroner	2,335	2010	16
Swedish Krona	2,601	2011	6	Swedish Krona	1,969	2010	12

December 31, 2010	$57,738		$(70)	December 31, 2009	$21,721		$205

Buy Contracts	$(14,061)		$(27)	Buy Contracts	$(22,572)		$(60)
Sell Contracts	71,799		(43)	Sell Contracts	44,293		265

Total Contracts	$57,738		$(70)	Total Contracts	$21,721		$205

Fair Value of Derivative Instruments

The following table summarizes the fair values and presentation in the consolidated balance sheets for derivatives, which consist of foreign exchange forward contracts, as of December 31, 2010 and 2009:

	Asset Derivatives		Liability Derivatives
Balance Sheet Location	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Derivatives designated as hedging instruments:
Derivative assets	$—	$1,313	$—	$224
Derivative liabilities	1,693	6	3,284	335
Other assets, net	6	184	5	—
Other long-term liabilities	67	—	178	2

	$1,766	$1,503	$3,467	$561

Derivatives not designated as hedging instruments:
Derivative assets	$29	$265	$—	$—
Derivative liabilities	6	—	105	60

	$35	$265	$105	$60

Total derivatives	$1,801	$1,768	$3,572	$621

Certain of our derivative contracts are covered under a master netting arrangement (see Note 5).

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Effect of Derivative Instruments on the Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

The following table summarizes the impact on OCI as of December 31, 2010 and 2009 and the statement of income for the years ended December 31, 2010, 2009 and 2008 for derivatives, which consist of foreign exchange forward contracts:

Derivatives in Cash Flow
Hedging Relationships	2010	2009	2008

Gain/(loss) recognized in OCI, net of taxes (effective portion)	$(1,591)	$904	$4,629
Gain/(loss) reclassified from OCI into cost of goods sold (effective portion)	$4,609	$1,398	$(3,390)

The Company expects to reclassify pre-tax losses of $1,701 to the statement of income in cost of goods sold within the next twelve months.

Derivatives not Designated
as Hedging Instruments	2010	2009	2008

Gain/(loss) recognized in other, net	$(1,669)	$1,371	$(727)

During the year ended December 31, 2009, the Company de-designated certain cash flow hedges that related to its Japanese Yen exposure. Included in other, net above is a net loss of approximately $14 related to these contracts.

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

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company recognizes and reports significant transfers between Level 1 and Level 2, and into and out of Level 3, as of the actual date of the event or change in circumstances that caused the transfer. For the years ended December 31, 2010 and 2009, the Company did not have any financial assets or liabilities or nonfinancial assets or liabilities recognized or disclosed at fair value on a recurring basis for which significant unobservable inputs (Level 3) were used to measure fair value.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Assets and Liabilities

The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

				Impact of	2010
Description	Level 1	Level 2	Level 3	Netting	Total

Assets:
Cash equivalents:
Time deposits	$—	$95,000	$—	$—	$95,000
Mutual funds	$—	$13,202	$—	$—	$13,202
Foreign exchange forward contracts:
Derivative assets	$—	$1,801	$—	$(1,771)	$30
Cash surrender value of life insurance	$—	$7,564	$—	$—	$7,564
Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$—	$3,572	$—	$(1,771)	$1,801

				Impact of	2009
Description	Level 1	Level 2	Level 3	Netting	Total

Assets:
Cash equivalents:
Time deposits	$—	$70,041	$—	$—	$70,041
Mutual funds	$—	$95,871	$—	$—	$95,871
Foreign exchange forward contracts:
Derivative assets	$—	$1,768	$—	$(230)	$1,538
Cash surrender value of life insurance	$—	$8,036	$—	$—	$8,036
Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$—	$621	$—	$(230)	$391

Cash equivalents, included in cash and equivalents on our consolidated balance sheet, include money market mutual funds and time deposits placed with a variety of high credit quality financial institutions. Time deposits are valued based on current interest rates and mutual funds are valued at the net asset value of the fund. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short-term maturities.

The fair value of the derivative contracts in the tables above is reported on a gross basis by level based on the fair value hierarchy with a corresponding adjustment for netting for financial statement presentation purposes, where appropriate. As of December 31, 2010 and 2009, the derivative contracts above include $1 and $184, respectively, of assets included in other assets, net on our consolidated balance sheet and $111 and $2, respectively, of liabilities included in other long-term liabilities on our consolidated balance sheet. The Company often enters into derivative contracts with a single counterparty and certain of these contracts are covered under a master netting agreement. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates.

The cash surrender value of life insurance represents insurance contracts held as assets in a rabbi trust to fund the Company’s deferred compensation plan. These assets are included in other assets, net on our consolidated balance sheet. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the quarter ended July 2, 2010, management concluded that the carrying value of goodwill exceeded the estimated fair value for its IPath, North America Retail and Europe Retail reporting units and, accordingly, recorded an impairment charge of $5,395. Management also concluded that the carrying value of the IPath and howies trademarks and other intangible assets exceeded the estimated fair value and, accordingly, recorded an impairment charge of $7,854. The Company’s North America Wholesale and Europe Wholesale business units have fair values substantially in excess of their carrying value (see Note 8).

Impairment charges included in the 2010 consolidated statement of income, by segment, are as follows:

	North America		Sub-	Europe			Sub-	Total
	IPath	Retail	Total	IPath	Howies	Retail	Total	Company

Goodwill	$4,118	$794	$4,912	$—	$—	$483	$483	$5,395
Trademarks	2,407	—	2,407	1,426	3,181	—	4,607	7,014
Other intangibles	1,298	—	1,298	—	244	—	244	1,542

	$7,823	$794	$8,617	$1,426	$3,425	$483	$5,334	$13,951

These non-recurring fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was the discounted cash flow analysis based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates proportionate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization for a group of similar publicly traded companies and, if applicable, recent transactions involving comparable companies. The Company believes the blended use of these models balances the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. For trademark intangible assets, management used the relief-from-royalty method, in which fair value is the discounted value of forecasted royalty revenue using a royalty rate that an independent third party would pay for use of that trademark. Further information regarding the fair value measurements is provided below.

IPath

The IPath business unit has not met the revenue and earnings growth forecasted at its acquisition in April 2007. Accordingly, during the second quarter of 2010, management reassessed the financial expectations of this business as part of its long range planning process. The revenue and earnings growth assumptions were developed based on near term trends, potential opportunities and planned investment in the IPath® brand. Management’s business plans and projections were used to develop the expected cash flows for the next five years and a 4% residual revenue growth rate applied thereafter. The analysis reflects a market royalty rate of 1.5% and a weighted average discount rate of 22%, derived primarily from published sources and adjusted for increased market risk. We recorded charges of $8,547 in the second quarter of 2010, which reduced the carrying value of finite-lived trademark intangible assets to $720 and the carrying value of IPath’s goodwill to zero. In the fourth quarter of 2010, the Company recorded an additional charge of $702 which reduced the remaining carrying value of the IPath intangible assets to zero.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

howies

howies has not met the revenue and earnings growth forecasted at its acquisition in December 2006. Accordingly, during the second quarter of 2010, management reassessed the financial expectations of this business as part of its long range planning process. The revenue and earnings growth assumptions were developed based on near term trends, potential opportunities and planned investment in the howies® brand. Management’s business plans and projections were used to develop the expected cash flows for the next five years and a 4% residual revenue growth rate applied thereafter. The analysis reflects a market royalty rate of 2% and a weighted average discount rate of 24%, derived primarily from published sources and adjusted for increased market risk. After the charges in the table above, there was $1,200 of indefinite-lived trademark intangible assets remaining.

North America and Europe Retail

The Company’s retail businesses in North America and Europe have been negatively impacted by continued weakness in the macroeconomic environment, low consumer spending and a longer than expected economic recovery. The fair value of these businesses using the discounted cash flow analysis were based on management’s business plans and projections for the next five years and a 4% residual growth thereafter. The analysis reflects a weighted average discount rate in the range of 19%, derived primarily from published sources and adjusted for increased market risk. After the charges in the table above, the carrying value of the goodwill was zero.

Other Long-lived Assets

During 2010 and 2009, the Company evaluated the carrying value of certain long-lived fixed assets, specifically certain footwear molds used in our production process. Based on an evaluation that included Level 3 input factors such as actual and planned production levels and style changes, the Company determined that the carrying value of the molds was impaired and we recorded a pre-tax, non-cash charge of approximately $550 and $800 in the years ended December 31, 2010 and 2009, respectively, which reduced the carrying value of the molds to zero. The charge is reflected in cost of goods sold in our consolidated statement of income and in Unallocated Corporate in our segment reporting.

During 2010 and 2009, we also evaluated the carrying value of certain long-lived fixed assets, primarily related to certain of our retail locations, including leasehold improvements and, in 2009, certain software associated with our e-commerce platform. With respect to store-level assets, the Company’s evaluation of potential impairment includes Level 3 input factors such as estimates of future cash flows based on past and expected future performance, intended future use of the assets and knowledge of the market in which the store is located. Based on this evaluation we determined that the carrying value of these assets was impaired and we recorded a pre-tax non-cash charge of approximately $500 in 2010, which is reflected in selling expense in our consolidated statement of income. Approximately $230 of the charge is in our North America segment, $265 is in our Europe segment, and $5 is in our Asia segment. In 2009, we recorded a pre-tax non-cash charge of approximately $2,125, of which $1,800 is reflected in selling expense in our consolidated statement of income, and $325 is reflected in general and administrative expense. Approximately $1,800 of the charge is in our North America segment, $165 is in our Europe segment, and $160 is in our Asia segment. The charges reduced the carrying value of these assets to zero.

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2010	2009

Land and improvements	$501	$501
Building and improvements	47,171	47,800
Machinery and equipment	165,798	162,515
Lasts, patterns and dies	32,935	30,090

Total cost	246,405	240,906
Less: accumulated depreciation	(178,362)	(171,086)

Net property, plant and equipment	$68,043	$69,820

Depreciation expense was $22,280, $24,654 and $28,005 for the years ended December 31, 2010, 2009 and 2008, respectively.

7.	Acquisitions

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

8.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually at the end of its second quarter and when events occur or circumstances change that would, more likely than not, reduce the fair value of a business unit below its carrying value. During the quarter ended July 2, 2010, management concluded that the carrying value of goodwill exceeded the estimated fair value for its IPath, North America Retail and Europe Retail reporting units and, accordingly, recorded an impairment charge of $5,395 which reduced the carrying value of the goodwill to zero. See Note 5 for additional information.

A summary of goodwill activity follows:

December 31,	2010			2009
		Accumulated			Accumulated
	Gross	Impairment	Net Book Value	Gross	Impairment	Net Book Value

Balance at beginning of year	$44,353	$—	$44,353	$43,870	$—	$43,870
Additions from acquisitions (Note 7)	—	—	—	483	—	483
Impairment charges (Note 5)	—	(5,395)	(5,395)	—	—	—

Balance at end of year	$44,353	$(5,395)	$38,958	$44,353	$—	$44,353

Indefinite-lived intangible assets are also tested for impairment annually at the end of our second quarter and when events occur or circumstances change that would, more likely than not, reduce the fair value of an intangible asset with an indefinite-life below its carrying value. The IPath business unit and howies have not met the revenue and earnings growth forecasted at their acquisitions. Accordingly, during the second quarter of 2010, management reassessed the financial expectations of these businesses as part of its long range planning process. As a result of this assessment and testing process, management concluded that the carrying value of

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the IPath and howies trademarks and other intangible assets exceeded the estimated fair value and, accordingly, recorded an impairment charge of $7,854. In the fourth quarter of 2010, the Company recorded an additional charge of $702, which reduced the remaining carrying value of IPath intangible assets to zero. See Note 5 for additional information.

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

Intangible assets consist of the following:

December 31,	2010			2009
		Accumulated	Net Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value

Trademarks (indefinite-lived)	$32,402	$—	$32,402	$35,841	$—	$35,841
Trademarks (finite-lived)	4,064	(2,462)	1,602	10,239	(4,149)	6,090
Other intangible assets (finite-lived)	5,995	(5,160)	835	10,723	(7,122)	3,601

Total	$42,461	$(7,622)	$34,839	$56,803	$(11,271)	$45,532

We amortize intangible assets with finite useful lives assuming no expected residual value.

December 31,	2010	2009

Weighted average amortization period for trademarks subject to amortization (years)	5.0	11.7
Weighted average amortization period for other intangible assets (years)	5.7	5.7
Weighted average amortization period for all intangible assets subject to amortization (years)	5.4	8.6

Amortization expense related to all intangible assets was $2,223, $2,883 and $3,366 in 2010, 2009 and 2008, respectively. We estimate future amortization expense from intangible assets held as of December 31, 2010 to be $1,363, $538, $330, $162 and $44 in 2011, 2012, 2013, 2014 and 2015, respectively.

9.	Deferred Compensation Plan

We have established an irrevocable grantor’s trust to hold assets to fund benefit obligations under the Company’s Deferred Compensation Plan (the “Plan”). Our obligations under the Plan consist of our unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, (ii) additional amounts, if any, that we may, from time to time, credit to the Plan, and (iii) notional earnings on the foregoing amounts based upon investment elections made by the participants. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. The Plan assets, which reside in other assets, net on our consolidated balance sheets, were $7,564 and $8,036 as of December 31, 2010 and 2009, respectively. The securities that comprise the Plan assets are Company-owned life insurance policies. These assets are subject to the claims of the general creditors of the Company in the event of insolvency. Our deferred compensation liability, which is included in other long-term liabilities on our consolidated balance sheet, was $7,140 and $6,617 as of December 31, 2010 and 2009, respectively.

10.	Credit Agreements

We have an unsecured committed revolving credit agreement with a group of banks which matures on June 2, 2011 (the “Credit Agreement”). The Credit Agreement provides for $200,000 of committed borrowings, of which up to $125,000 may be used for letters of credit. Any letters of credit outstanding under the Credit Agreement ($1,595, at December 31, 2010) reduce the amount available for borrowing under the Credit Agreement. Upon approval of the bank group, we may increase the committed borrowing limit by $100,000 for a total commitment of $300,000. Under the terms of the Credit Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 0.3% as of December 31, 2010), plus an applicable margin of between 13.5 and 47.5 basis points, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2010, the applicable margin under the facility was 47.5 basis points. We will pay a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100,000. We also pay a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed charge coverage grid that is adjusted quarterly. As of December 31, 2010, the commitment fee was 15 basis points. The Credit Agreement places certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we may pay, and includes certain other financial and non-financial covenants. The primary financial covenants relate to maintaining a minimum fixed charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Credit Agreement on a fiscal quarter basis.

We had uncommitted lines of credit available from certain banks totaling $30,000 as of December 31, 2010. Any borrowings under these lines would be at prevailing money market rates. Further, we had an uncommitted letter of credit facility of $80,000 to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.

As of December 31, 2010 and 2009, we had no borrowings outstanding under any of our credit facilities. We did not utilize our borrowing capability under the facilities at any point during 2010 and 2009.

11.	Income Taxes

The components of income before taxes are as follows:

December 31,	2010	2009	2008

Domestic	$66,271	$51,432	$51,779
International	74,989	29,953	25,031

Total	$141,260	$81,385	$76,810

The components of the provision for income taxes are as follows:

	2010		2009		2008
December 31,	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$28,543	$(326)	$13,417	$1,834	$21,434	$3,983
State	6,244	(165)	3,494	557	3,648	774
Foreign	8,077	2,265	7,252	(1,813)	6,115	(2,050)

Total	$42,864	$1,774	$24,163	$578	$31,197	$2,707

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount computed using the statutory federal income tax rate of 35.0% due to the following:

December 31,	2010		2009		2008

Federal income tax at statutory rate	$49,441	35.0%	$28,485	35.0%	$26,884	35.0%
State taxes, net of applicable federal benefit	3,951	2.8	2,633	3.2	2,874	3.7
Foreign	(11,611)	(8.2)	(5,556)	(6.8)	(3,932)	(5.1)
Tax examination settlements	—	—	(6,417)	(7.9)	—	—
Uncertain tax positions	3,960	2.8	4,677	5.8	5,974	7.8
Other, net	(1,103)	(0.8)	919	1.1	2,104	2.7

Total	$44,638	31.6%	$24,741	30.4%	$33,904	44.1%

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following:

December 31,	2010	2009

Deferred tax assets:
Inventory	$1,257	$2,193
Receivable allowances	8,834	8,570
Employee benefit accruals	6,252	4,643
Interest	916	4,783
Tax credits on undistributed foreign earnings	1,261	2,088
Deferred compensation	3,970	3,075
Deferred unrecognized tax benefits	3,952	5,777
Share-based compensation	8,280	7,339
Net operating loss carry-forwards	5,944	4,990
Other	6,563	7,948

	47,229	51,406

Deferred tax liabilities:
Accelerated depreciation and amortization	(3,129)	(4,744)
Other	—	(48)

	(3,129)	(4,792)

Net deferred tax asset before valuation allowance	44,100	46,614
Valuation allowance	(5,944)	(4,990)

Net deferred tax asset	$38,156	$41,624

Deferred taxes are reported in the following balance sheet captions in the amounts shown:

December 31,	2010	2009

Deferred income taxes (current assets)	$22,562	$26,769
Deferred income taxes (non-current assets)	15,594	14,903
Deferred income taxes (current liabilities)	—	(48)

Net deferred tax asset	$38,156	$41,624

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance relates to foreign net operating loss carry-forwards that may not be realized. The valuation allowance of $5,944 at December 31, 2010 includes $883 provided for during 2010 relating primarily to net operating loss carry-forwards in Luxembourg. The valuation allowance at December 31, 2009 of $4,990 includes $805 provided for during 2009 relating primarily to net operating loss carry-forwards in Luxembourg.

Losses before income taxes from foreign operations were $(4,026), $(3,659) and $(4,045) for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the Company had $26,654 of foreign operating loss carry-forwards available to offset future foreign taxable income. Of these operating loss carry-forwards, $356 will expire in various years from 2016 through 2019, and $26,298 relates to operating loss carry-forwards that may be carried forward indefinitely.

As of December 31, 2010, the Company has indefinitely reinvested approximately $196,864 of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxes if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $43,031.

The following table reconciles the total amount recorded for unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Unrecognized tax benefits at January 1	$19,707	$23,751	$19,046
Gross increases — tax positions in prior period	—	207	824
Gross decreases — tax positions in prior period	(1,693)	(7,062)	(4)
Gross increases — current-period tax positions	3,685	3,888	4,317
Settlements	—	(295)	—
Lapse in statute of limitations	(981)	(782)	(432)

Unrecognized tax benefits at December 31	$20,718	$19,707	$23,751

We had a $22,693 and $24,748 gross liability for uncertain tax positions and accrued interest and penalties included in other long-term liabilities on our balance sheet as of December 31, 2010 and 2009, respectively. We had a $22 and $48 gross liability for uncertain tax positions and accrued interest and penalties included in accrued income taxes payable on our balance sheet as of December 31, 2010 and 2009, respectively. Of the total gross liability at the end of 2010, $18,763 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

We recognize interest expense on the amount of taxes associated with our tax positions beginning in the first period in which interest starts accruing under the tax law, and continuing until the tax positions are settled. We classify interest associated with underpayments of taxes as income tax expense in our consolidated statement of income and in other long-term liabilities and in accrued income taxes payable on the consolidated balance sheet. The gross amount of interest expense included in our income tax provision was $1,046, $1,276 and $1,714 for the years ended December 31, 2010, 2009 and 2008, respectively. The total amount of accrued interest included in other long-term liabilities as of December 31, 2010 and 2009 was $1,802 and $4,868, respectively. The total amount of interest included in accrued income taxes payable as of December 31, 2010 and 2009 was $22 and $48, respectively.

If a tax position taken does not meet the minimum statutory threshold to avoid the payment of a penalty, an accrual for the amount of the penalty that may be imposed under the tax law is recorded. Penalties are classified as income tax expense in our consolidated statement of income and in other long-term liabilities on our consolidated balance sheet. There were no penalties included in our income tax provision for the year ended December 31, 2010. There were penalties of $53 and $120 included in our income tax provision for the

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2009 and 2008, respectively. The total amount of penalties included in other long-term liabilities at each of December 31, 2010 and 2009 is $173.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as China, France, Germany, Hong Kong, Italy, Japan, Spain, Switzerland, the U.K. and the United States. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

In 2010, we received final approval associated with tax clearance for certain foreign operations which resulted in a decrease in prior year tax positions of $1,377. In 2009, we concluded audits internationally which resulted in settlements of $295 and decreases in prior year tax positions of $7,062. In 2008, we did not conclude any audits. It is reasonably possible that unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $8,400 by December 31, 2011 if audits are completed or tax years close during 2011.

In December of 2009, we received a Notice of Assessment from the Internal Revenue Department of Hong Kong for approximately $17,600 with respect to the tax years 2004 through 2008. In connection with the assessment, the Company made required payments to the Internal Revenue Department of Hong Kong totaling approximately $8,400 in 2010. These payments are included in prepaid taxes on our consolidated balance sheet. We believe we have a sound defense to the proposed adjustment and will continue to firmly oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, actual resolution may differ from our current estimates, and such differences could have a material impact on our future effective tax rate and our results of operations.

12.	Stockholders’ Equity

Our Class A Common Stock and Class B Common Stock are identical in virtually all respects, except that shares of Class A Common Stock carry one vote per share, while shares of Class B Common Stock carry ten votes per share. In addition, holders of Class A Common Stock have the right, voting separately as a class, to elect 25% of the directors of the Company, and vote together with the holders of Class B Common Stock for the remaining directors. Class B Common Stock may be converted to Class A Common Stock on a one-for-one basis. In 2010, 2009 and 2008, respectively, 520,771, 440,000 and 214,500 shares of Class B Common Stock were converted to Class A Common Stock.

On February 7, 2006, our Board of Directors approved a repurchase of 6,000,000 shares of our Class A Common Stock. During 2008, we repurchased 1,281,602 shares under this authorization. No shares remain under this authorization.

On March 10, 2008, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 1,324,259, 3,244,643 and 1,431,098 for the years ended December 31, 2010, 2009 and 2008, respectively. No shares remain under this authorization.

On December 3, 2009, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 3,102,563 for the year ended December 31, 2010. As of December 31, 2010, 2,897,437 shares remained available for purchase under this authorization.

From time to time, we use plans adopted under Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, to facilitate share repurchases.

During 2010, 2009 and 2008, certain employees surrendered restricted shares, valued at approximately $981, $1,284 and $410, respectively, to the Company to satisfy tax withholding obligations.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Share-based Compensation

The Company accounts for share-based compensation by measuring the grant date fair value of equity awards given to employees in exchange for services and recognizing that cost over the period that such services are performed. The Company recognizes the cost of share-based awards on a straight-line basis over the award’s requisite service period, with the exception of certain stock options for officers, directors and key employees granted under certain long-term incentive plans, for which expense continues to be recognized on a graded schedule over the vesting period of the award. The Company is required to estimate the number of all share-based awards that will be forfeited, and uses historical data to estimate its forfeitures.

Share-based compensation costs were recorded in cost of good sold, selling expense, and general and administrative expense as follows for the years ended December 31, 2010, 2009 and 2008:

December 31,	2010	2009	2008

Cost of goods sold	$351	$700	$1,385
Selling expense	2,944	2,837	4,529
General and administrative expense	5,992	2,405	2,604

Total	$9,287	$5,942	$8,518

Incentive Plans

In February 2007, our Board of Directors adopted The Timberland Company 2007 Incentive Plan (the “2007 Plan”), which was subsequently approved by shareholders on May 17, 2007. The 2007 Plan was established to provide for grants of awards to key employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the Management Development and Compensation Committee of the Board of Directors (“MDCC”), are in a position to make significant contributions to the success of the Company and its affiliates. The 2007 Plan replaced the Company’s 1997 Incentive Plan, as amended (the “1997 Plan”), and no new awards have been issued under the 1997 Plan. Awards under the 2007 Plan may take the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance awards, cash and other awards that are convertible into, or otherwise based on, the Company’s stock. A maximum of 8,000,000 shares may be issued under the 2007 Plan, subject to adjustment as provided in the 2007 Plan. The 2007 Plan also contains limits with respect to the awards that can be made to any one person. Stock options granted under the 2007 Plan will be granted with an exercise price equal to fair market value at date of grant. All options expire ten years from date of grant. Awards granted under the 2007 Plan will become exercisable or vest as determined by the Administrator of the Plan.

Under the Company’s 1997 Plan, 16,000,000 shares of Class A Common Stock were reserved for issuance to officers, directors and key employees. In addition to stock options, any of the following incentives may have been awarded to participants under the 1997 Plan: stock appreciation rights, nonvested shares, unrestricted stock, awards entitling the recipient to delivery in the future of Class A Common Stock or other securities, securities that are convertible into, or exchangeable for, shares of Class A Common Stock and cash bonuses. Option grants and vesting periods under the 1997 Plan were determined by the MDCC. Outstanding stock options granted under the 1997 Plan were granted with an exercise price equal to fair market value at the date of grant and became exercisable either in equal installments over three years, beginning one year after the grant date, or became exercisable two years after the grant date. Prior to 2007, most stock options granted under the 1997 Plan were exercisable in equal installments over four years. All options expire ten years after the grant date. Upon approval of the 2007 Plan, no new awards were issued under the 1997 Plan.

Under our 2001 Non-Employee Directors Stock Plan, as amended (the “2001 Plan”), we reserved 400,000 shares of Class A Common Stock for the granting of stock options to eligible non-employee directors of the Company. Under the terms of the 2001 Plan, stock option grants were awarded on a predetermined

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

formula basis. Unless terminated by our Board of Directors, the 2001 Plan will be in effect until all options issued thereunder expire or are exercised. The exercise price of options granted under the 2001 Plan is the fair market value of the stock on the date of the grant. Initial awards of stock options granted under the 2001 Plan to new directors become exercisable in equal installments over three years and annual awards of options granted under the 2001 Plan become fully exercisable one year from the date of grant and, in each case, expire ten years after the grant date. Stock options granted under the 2001 Plan prior to December 31, 2004 became exercisable in equal installments over four years, beginning one year after the grant date, and expire ten years after the grant date.

Options to purchase an aggregate of 3,159,713, 3,208,571 and 3,110,208 shares were exercisable under all option arrangements as of December 31, 2010, 2009 and 2008, respectively. Under the 2007 Plan, the only Plan from which we are actively issuing equity awards, there were 4,423,778, 1,153,937 and 3,121,365 shares available for future grants as of December 31, 2010, 2009 and 2008, respectively. The shares available at December 31, 2010 and 2009 reflect the assumption that awards granted under the Company’s 2010 and 2009 Executive Long Term Incentive Programs discussed below will be earned at the target level for performance stock units and the maximum level for performance stock options.

The Company received $4,406 in proceeds on the exercise of stock options under the Company’s stock option and employee stock purchase plans and recorded a tax benefit of $493 related to these stock option exercises during the year ended December 31, 2010.

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

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maximum number of shares to be awarded with respect to PSUs under the 2010 LTIP is 527,800, which, if earned, will be settled in early 2013. Based on current estimates of the likely level of achievement of the performance metric, unrecognized compensation expense with respect to the 2010 PSUs was $2,463 as of December 31, 2010. This expense is expected to be recognized over a weighted-average remaining period of 2.2 years.

The maximum number of shares subject to exercise with respect to PSOs under the 2010 LTIP is 737,640, which, if earned, will be settled, subject to the vesting schedule noted above, in early 2011. Based on current estimates of the likely level of achievement of the performance metric, unrecognized compensation expense related to the 2010 PSOs was $2,638 as of December 31, 2010. This expense is expected to be recognized over a weighted-average remaining period of 2.2 years.

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

The maximum number of shares to be awarded with respect to PSUs under the 2009 LTIP is 745,000, which, if earned, will be settled in early 2012. Based on current estimates of the likely level of achievement of the performance metric, unrecognized compensation expense with respect to the 2009 PSUs was $1,631 as of December 31, 2010. This expense is expected to be recognized over a weighted-average remaining period of 1.2 years.

Based on actual performance, the number of shares subject to exercise with respect to PSOs under the 2009 LTIP is 599,619, which shares were settled on March 4, 2010, subject to the vesting schedule noted above. The weighted-average grant date fair value per share of PSOs granted under the 2009 LTIP, for which exercise price equals market value at the date of grant, was $9.52.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the fair value of its PSOs on the date of grant using the Black-Scholes option valuation model, which employs the following assumptions:

	2010 LTIP	2009 LTIP
	Year Ended December 31, 2010	Year Ended December 31, 2009

Expected volatility	47.7%	41.9%
Risk-free interest rate	2.7%	1.9%
Expected life (in years)	6.1	6.4
Expected dividends	—	—

The following summarizes activity associated with stock options earned under the Company’s 2009 LTIP and excludes the performance-based awards noted above under the 2010 LTIP for which performance conditions have not been met:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Outstanding at January 1, 2010	—	$—
Settled	599,619	9.52
Exercised	—	—
Expired or forfeited	(30,554)	9.79

Outstanding at December 31, 2010	569,065	$9.50	8.19	$8,582

Vested or expected to vest at December 31, 2010	542,089	$9.50	8.18	$8,178

Exercisable at December 31, 2010	—	—	—	—

Unrecognized compensation expense related to the 2009 PSOs was $719 as of December 31, 2010. This expense is expected to be recognized over a weighted-average remaining period of 1.6 years.

2008 Executive Long Term Incentive Program

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

Other Long Term Incentive Programs

During 2010, the MDCC approved a program to award cash or equity awards based upon the achievement of certain project milestones. Awards will be granted upon approval of performance criteria achievement by a

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

steering committee designated by the Board of Directors, and, if equity based, will vest immediately upon grant. The Company expects the milestones to be achieved at various stages through 2013. The maximum aggregate value which may be earned under the program is $2,615, and the number of equity awards to be issued, if applicable, will be determined based on the fair market value of the Company’s Class A Common Stock on the date of issuance. Unrecognized compensation expense related to these awards was $1,748 as of December 31, 2010, and the expense is expected to be recognized over a weighted-average remaining period of 1.8 years.

Stock Options

The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model, which employs the assumptions noted in the following table, for stock option awards excluding awards issued under the Company’s Long Term Incentive Programs discussed above. Expected volatility is based on the historical volatility of the Company’s stock.

The expected term of options is estimated using the historical exercise behavior of employees and directors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve corresponding to the stock option’s average life.

Year Ended December 31,	2010	2009	2008

Expected volatility	49.0%	43.5%	32.2%
Risk-free interest rate	2.2%	2.1%	3.0%
Expected life (in years)	5.0	6.1	6.4
Expected dividends	—	—	—

The following summarizes transactions for the year ended December 31, 2010, under stock option arrangements excluding awards issued under the Company’s Long Term Incentive Programs discussed above:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2010	3,908,270	$25.05
Granted	185,300	20.78
Exercised	(215,035)	15.62
Expired or forfeited	(218,611)	26.69

Outstanding at December 31, 2010	3,659,924	$25.29	4.66	$11,275

Vested and expected to vest at December 31, 2010	3,622,230	$25.37	4.61	$11,042

Exercisable at December 31, 2010	3,159,713	$26.86	4.04	$6,693

The weighted-average grant date fair values per share of stock options granted, for which exercise price equals market value at the date of grant, were $9.32, $4.39 and $5.73 for the years ended December 31, 2010, 2009 and 2008, respectively. The total intrinsic values of stock options exercised during the years ended December 31, 2010, 2009 and 2008 were $1,263, $354 and $476, respectively.

Total unrecognized share-based compensation expense related to nonvested stock options was $1,848 as of December 31, 2010. The cost is expected to be recognized over the weighted-average remaining period of 1.5 years.

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in the Company’s nonvested shares, excluding awards under the Company’s Long Term Incentive Programs discussed above, for the year ended December 31, 2010 are as follows:

		Weighted-		Weighted-
		Average Grant		Average Grant
	Stock Awards	Date Fair Value	Stock Units	Date Fair Value

Nonvested at January 1, 2010	86,102	$15.59	297,758	$13.74
Awarded	—	—	145,684	22.03
Vested	(61,142)	18.14	(161,256)	13.65
Forfeited	—	—	(22,194)	15.69

Nonvested at December 31, 2010	24,960	$9.34	259,992	$18.27

Expected to vest at December 31, 2010	24,960	$9.34	236,862	$18.08

The total fair value of stock awards vested during the years ended December 31, 2010, 2009 and 2008 was $1,107, $3,017 and $1,913, respectively. Unrecognized compensation expense related to nonvested restricted stock awards was $13 as of December 31, 2010, and the expense is expected to be recognized over a weighted-average remaining period of 0.2 years. The total fair value of stock units vested during the years ended December 31, 2010 and 2009 was $3,148 and $618, respectively. No stock units vested during 2008. Unrecognized compensation expense related to nonvested restricted stock units was $2,787 as of December 31, 2010, and the expense is expected to be recognized over a weighted-average remaining period of 1.5 years.

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

Year Ended December 31,	2010	2009	2008

Expected volatility	47.4%	76.5%	49.6%
Risk-free interest rate	0.2%	0.3%	2.8%
Expected life (in months)	6	6	6
Expected dividends	—	—	—

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee purchases totaled 76,222, 95,337 and 87,365 shares in 2010, 2009 and 2008, respectively, at prices ranging from $9.82 to $13.74 per share. As of December 31, 2010, a total of 96,580 shares were available for future purchases. The weighted-average fair values of the Company’s ESPP purchase rights were approximately $4.54, $4.20 and $4.65 per share for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was no unrecognized compensation expense with respect to purchase rights under the ESPP.

14.	Business Segments and Geographic Information

The Company’s reportable segments are North America, Europe and Asia. The composition of segments is consistent with that used by the Company’s chief operating decision maker.

The North America segment is comprised of the sale of products to wholesale and retail customers in North America. It includes Company-operated specialty and factory outlet stores in the United States and our United States e-commerce business. This segment also includes royalties from licensed products sold worldwide, the related management costs and expenses associated with our worldwide licensing efforts, and certain marketing expenses and value added services. Beginning in the first quarter of 2010, results for the North America segment include certain U.S. distribution expenses, customer operations and service costs, credit management and short-term incentive compensation costs that were recorded in Unallocated Corporate in prior years. These prior year costs, as well as the assets related to the U.S. distribution centers, have been reclassified to North America to conform to the current year presentation.

The Europe and Asia segments each consist of the marketing, selling and distribution of footwear, apparel and accessories outside of the United States. Products are sold outside of the United States through our subsidiaries (which use wholesale, retail and e-commerce channels to sell footwear, apparel and accessories), franchisees and independent distributors. Certain wholesale distributor revenue and operating income reflected in our Europe segment in prior periods has been reclassified to Asia to conform to the current year presentation. Additionally, certain expenses, primarily related to short-term incentive compensation costs previously reported in Unallocated Corporate, have been reclassified to Europe and Asia to conform to the current year presentation.

Unallocated Corporate consists primarily of corporate finance, information services, legal and administrative expenses, share-based compensation costs, global marketing support expenses, worldwide product development costs and other costs incurred in support of Company-wide activities. Unallocated Corporate also includes certain value chain costs such as sourcing and logistics, as well as inventory variances. Beginning in the first quarter of 2010, certain U.S. distribution expenses, customer operations and service costs and credit management costs previously reported in Unallocated Corporate were reclassified to North America. Additionally, short-term incentive compensation costs previously reported in Unallocated Corporate were reclassified to North America, Europe and Asia. Unallocated Corporate also includes total other income/(expense), net, which is comprised of interest income, interest expense and other, net, which includes foreign exchange gains and losses resulting from changes in the fair value of financial derivatives not accounted for as hedges and the timing and settlement of local currency denominated assets and liabilities and other miscellaneous non-operating income/(expense). Such income/(expense) is not allocated among the reportable business segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on revenue and operating income. Intersegment revenues, which are eliminated in consolidation, are not material. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, manufacturing/sourcing assets, computers and related equipment, and deferred tax assets.

The following tables present the segment information as of and for the years ended December 31, 2010, 2009 and 2008, respectively. Operating income/(loss) shown below for the year ended December 31, 2010 includes impairment charges of $8,617 and $5,334 in North America and Europe, respectively, related to goodwill and certain other intangible assets. Operating income for North America for the year ended

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010 also includes gains related to the termination of licensing agreements of $3,000. Operating income for Europe for the years ended December 31, 2009 and 2008 includes an impairment charge of $925 and $2,061, respectively, related to a certain intangible asset. See Notes 5 and 8 for additional information.

	North			Unallocated
	America	Europe	Asia	Corporate	Consolidated

2010
Revenue	$647,337	$592,086	$190,061	$—	$1,429,484
Operating income/(loss)	126,267	106,327	30,575	(128,885)	134,284
Interest income	—	—	—	434	434
Interest expense	—	—	—	(538)	(538)
Other, net	—	—	—	7,080	7,080

Income/(loss) before income taxes	$126,267	$106,327	$30,575	$(121,909)	$141,260

Total assets	$275,972	$374,394	$97,402	$144,591	$892,359
Goodwill	31,964	6,994	—	—	38,958
Expenditures for capital additions	3,058	5,801	2,199	8,859	19,917
Depreciation and amortization	6,343	5,157	1,723	12,277	25,500

	North			Unallocated
	America	Europe	Asia	Corporate	Consolidated

2009
Revenue	$610,164	$527,979	$147,733	$—	$1,285,876
Operating income/(loss)	95,699	73,759	11,031	(103,015)	77,474
Interest income	—	—	—	903	903
Interest expense	—	—	—	(498)	(498)
Other, net	—	—	—	3,506	3,506

Income/(loss) before income taxes	$95,699	$73,759	$11,031	$(99,104)	$81,385

Total assets	$248,639	$353,520	$56,552	$201,196	$859,907
Goodwill	36,876	7,477	—	—	44,353
Expenditures for capital additions	6,235	1,889	1,153	8,400	17,677
Depreciation and amortization	7,018	5,600	1,770	14,395	28,783

	North			Unallocated
	America	Europe	Asia	Corporate	Consolidated

2008
Revenue	$652,435	$551,752	$160,363	$—	$1,364,550
Operating income/(loss)	104,213	83,040	3,237	(120,854)	69,636
Interest income	—	—	—	2,371	2,371
Interest expense	—	—	—	(652)	(652)
Other, net	—	—	—	5,455	5,455

Income/(loss) before income taxes	$104,213	$83,040	$3,237	$(113,680)	$76,810

Total assets	$273,347	$267,947	$115,880	$192,225	$849,399
Goodwill	36,876	6,994	—	—	43,870
Expenditures for capital additions	5,039	5,632	1,707	9,938	22,316
Depreciation and amortization	7,056	7,382	2,588	15,319	32,345

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes our operations in different geographic areas for the years ended December 31, 2010, 2009 and 2008, respectively:

	United			Other
	States	Europe	Asia	Foreign	Consolidated

2010
Revenue	$609,484	$561,233	$190,556	$68,211	$1,429,484
Long-lived assets	121,455	24,198	5,729	4,355	155,737
2009
Revenue	$575,495	$498,386	$148,214	$63,781	$1,285,876
Long-lived assets	134,677	30,713	4,697	4,580	174,667
2008
Revenue	$615,897	$526,137	$160,872	$61,644	$1,364,550
Long-lived assets	138,376	35,360	2,347	4,885	180,968

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

For segment reporting, Canada is included in our North America segment. The Middle East, Latin America and Africa are included in our Europe segment.

The following summarizes our revenue by product group for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008

Footwear	$1,035,681	$931,179	$974,326
Apparel and accessories	368,825	329,071	367,032
Royalty and other	24,978	25,626	23,192

Total	$1,429,484	$1,285,876	$1,364,550

2009 reflects a reclassification adjustment of $500 between Apparel and accessories and Royalty and other.

15.	Retirement Plans

We maintain a contributory 401(k) Retirement Earnings Plan (the “401(k) Plan”) for eligible U.S. salaried and hourly employees who are at least 18 years of age. Under the provisions of the 401(k) Plan, employees may contribute up to 40% of their base salary up to certain limits. The 401(k) Plan provides for Company matching contributions not to exceed 3% of the employee’s compensation or, if less, 50% of the employee’s contribution. Vesting of our contribution begins at 25% after one year of service and increases by 25% each year until full vesting occurs. We maintain a non-contributory profit sharing plan for eligible hourly employees not covered by the 401(k) Plan. Our contribution expense under these U.S. retirement plans was $1,611, $1,586 and $1,648 in 2010, 2009 and 2008, respectively.

16.	Commitments and Contingencies

Leases

We lease our corporate headquarters facility and other management offices, manufacturing facilities, retail stores, showrooms, two distribution facilities and certain equipment under non-cancelable operating leases

THE TIMBERLAND COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiring at various dates through 2024. The approximate minimum rental commitments under all non-cancelable leases as of December 31, 2010 are as follows:

2011	$50,868
2012	40,316
2013	31,627
2014	23,966
2015	19,339
Thereafter	44,058

Total	$210,174

Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require us to pay real estate taxes, maintenance and other expenses. The aggregate base rent obligation for a lease is expensed on a straight-line basis over the term of the lease. Base rent expense for all operating leases was $58,504, $54,915 and $58,338 for the years ended December 31, 2010, 2009 and 2008, respectively. Percentage rent, based on sales levels, for the years ended December 31, 2010, 2009 and 2008 was $9,465, $8,983 and $10,213, respectively.

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

17.	Selected Quarterly Financial Data (Unaudited)

2010 Quarter Ended	April 2	July 2(1)	October 1	December 31(1)(2)
	(Amounts in Thousands, Except Per Share Data)

Revenue	$317,042	$188,954	$432,344	$491,144
Gross profit	157,983	93,508	206,569	238,454
Net income/(loss)	25,747	(23,452)	52,195	42,132
Basic earnings/(loss) per share	$.48	$(.44)	$1.01	$.83
Diluted earnings/(loss) per share	$.47	$(.44)	$1.00	$.82

(1)	Net income includes a pre-tax charge of $13,249 and $702 in the quarters ended July 2 and December 31, respectively, associated with the impairment of certain goodwill and intangible assets. See Note 5 for additional information.

(2)	Net income includes a $3,950 cumulative adjustment to correct the tax rate applied to intercompany profits.

2009 Quarter Ended	April 3	July 3	October 2	December 31

Revenue	$296,648	$179,702	$421,766	$387,760
Gross profit	136,689	75,508	194,512	196,213
Net income/(loss)	15,877	(19,244)	37,757	22,254
Basic earnings/(loss) per share	$.28	$(.34)	$.68	$.40
Diluted earnings/(loss) per share	$.27	$(.34)	$.68	$.40

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited the internal control over financial reporting of The Timberland Company and subsidiaries (the “Company”) as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 22, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 22, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the information set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K and to the information under the captions “Required Votes and Method of Tabulation”, “Item 1. Election of Directors”, “Information with Respect to Nominees”, “Corporate Governance and Code of Ethics”, “The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement (the “2011 Proxy Statement”) relating to our 2011 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2010, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Please refer to the information set forth under the captions “Directors’ Compensation for Fiscal Year 2010”, “Executive Compensation” and all sub-captions thereunder, and “Compensation Committee Interlocks and Insider Participation” in our 2011 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Please refer to the information set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Please refer to the information set forth under the captions “The Audit Committee” (introductory paragraph), “Board Independence”, and “Certain Relationships and Related Transactions” in our 2011 Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Please refer to the information set forth under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval of Audit and Non-Audit Services” in our 2011 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS. The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K and appear on the pages shown below:

Form 10-K Page

Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets as of December 31, 2010 and 2009	37
For the years ended December 31, 2010, 2009 and 2008:
Consolidated Statements of Income	38
Consolidated Statements of Changes in Stockholders’ Equity	39
Consolidated Statements of Cash Flows	40
Notes to Consolidated Financial Statements	41-68

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

(b) EXHIBITS.  Listed below are the Exhibits filed or furnished as part of this report, some of which are incorporated by reference from documents we previously filed with the Securities and Exchange Commission in accordance with the provisions of Rule 12b-32 of the Exchange Act.

Exhibit	Description

(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a) Restated Certificate of Incorporation dated May 14, 1987(8)
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987(8)
(c) Certificate of Ownership Merging The Nathan Company into The Timberland Company dated July 31, 1987(8)
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000(8)
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001(9)
3.2	Amended and Restated By-Laws, dated February 28, 2007(7)
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Revised specimen stock certificate for shares of The Timberland Company’s Class A Common Stock(14)
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)
10.2	The Timberland Company 1997 Incentive Plan, as amended(10)
10.3	The Timberland Company 1991 Employee Stock Purchase Plan, as amended(5)
10.4	(a) The Timberland Company 1991 Stock Option Plan for Non-Employee Directors(6)
(b) Amendment No. 1 dated December 7, 2000(8)
10.5	The Timberland Company 2001 Non-Employee Directors Stock Plan, as amended(13)
10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, effective January 1, 2009(3)

Exhibit		Description

10.7		Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent(11)
10.8		First Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of September 4, 2007 among The Timberland Company, certain lending institutions listed therein and Bank of America, N.A., as a lender and as administrative agent.(15)
10.9		The Timberland Company Deferred Compensation Plan, as amended(2)
10.10		Amended and Restated Change of Control Severance Agreement(4)
10.11		The Timberland Company 2007 Executive Long Term Incentive Program(16)
10.12		The Timberland Company 2007 Incentive Plan, as amended (“2007 IP”)(17)
10.13		The Timberland Company 2008 Executive Long Term Incentive Program(18)
10.14		The Timberland Company 2009 Executive Long Term Incentive Program(3)
10.15		The Timberland Company 2010 Executive Long Term Incentive Program(20)
10.16		Form of Performance Stock Unit Agreement under the 2007 IP(3)
10.17		Form of Performance Stock Option Agreement under the 2007 IP(3)
10.18		Form of Non-Qualified Stock Option Agreement under the 2007 IP(3)
10.19		Form of Restricted Stock Unit Agreement under the 2007 IP(3)
10.20		Form of Restricted Stock Award Agreement under the 2007 IP(3)
10.21		Form of Director Restricted Stock Unit Agreement under the 2007 IP(12)
10.22		The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.23		Amendment to The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.24		Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005(19)
(21)		SUBSIDIARIES
21.1		List of subsidiaries of the registrant, filed herewith
(23)		CONSENT OF EXPERTS AND COUNSEL
23.1		Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith
(31)		RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS
31.1		Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2		Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)		SECTION 1350 CERTIFICATIONS
32.1		Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2		Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

(1)	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2009, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on December 22, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended October 2, 2009, and incorporated herein by reference.

(6)	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9)	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

(10)	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended July 3, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on March 1, 2007), and incorporated herein by reference.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended July 2, 2010, and incorporated herein by reference.

(18)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 28, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(20)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended April 2, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMBERLAND COMPANY

February 22, 2011

By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIDNEY W. SWARTZ Sidney W. Swartz	Chairman of the Board of Directors	February 22, 2011

/s/ JEFFREY B. SWARTZ Jeffrey B. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2011

/s/ CARRIE W. TEFFNER Carrie W. Teffner	Chief Financial Officer and Vice President (Principal Financial Officer)	February 22, 2011

/s/ JOHN J. FITZGERALD, JR. John J. Fitzgerald, Jr.	Chief Accounting Officer and Vice President, Corporate Controller (Principal Accounting Officer)	February 22, 2011

/s/ IAN W. DIERY Ian W. Diery	Director	February 22, 2011

/s/ JOHN A. FITZSIMMONS John A. Fitzsimmons	Director	February 22, 2011

/s/ ANDRÉ J. HAWAUX André J. Hawaux	Director	February 22, 2011

/s/ VIRGINIA H. KENT Virginia H. Kent	Director	February 22, 2011

/s/ KENNETH T. LOMBARD Kenneth T. Lombard	Director	February 22, 2011

/s/ EDWARD W. MONEYPENNY Edward W. Moneypenny	Director	February 22, 2011

/s/ PETER R. MOORE Peter R. Moore	Director	February 22, 2011

/s/ BILL SHORE Bill Shore	Director	February 22, 2011

/s/ TERDEMA L. USSERY, II Terdema L. Ussery, II	Director	February 22, 2011

/s/ CARDEN N. WELSH Carden N. Welsh	Senior Vice President, Chief Administrative Officer and Director	February 22, 2011

SCHEDULE II

THE TIMBERLAND COMPANY
VALUATION AND QUALIFYING ACCOUNTS

				Deductions
	Balance at	Additions	Charged	Write-Offs,	Balance at
	Beginning	Charged to	to Other	Net of	End of
Description	of Period	Costs and Expenses	Accounts(a)	Recoveries	Period
	(Dollars In Thousands)

Allowance for doubtful accounts:
Years ended:
December 31, 2010	$12,175	$1,242	$(645)	$1,913	$10,859
December 31, 2009	14,482	3,224	328	5,859	12,175
December 31, 2008	14,762	7,575	(636)	7,219	14,482
Sales returns and allowances:
Years ended:
December 31, 2010	$27,139	$101,545	$(264)	$99,113	$29,307
December 31, 2009	26,451	102,964	365	102,641	27,139
December 31, 2008	30,003	123,090	(464)	126,178	26,451

(a)	Impact of foreign exchange rate changes

Timberland, the Tree Design logo, Earthkeepers, howies, Mountain Athletics, Smart Comfort, SmartWool, Timberland Boot Company, Timberland PRO, the PRO design, Green Index and GoLite are trademarks of The Timberland Company or its affiliated companies. Green Rubber is a trademark of Elastomer Technologies Ltd. Ströbel is a trademark of Ströbel Und Söhne GmbH & Co. Bionic is a trademark of Return Textiles, LLC. Ion-mask is a trademark of P2I Limited. Pebax is a trademark of Arkema Corporation.

© 2011 The Timberland Company
All Rights Reserved

EXHIBIT INDEX

Exhibit	Description

(3)	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	(a) Restated Certificate of Incorporation dated May 14, 1987(8)
(b) Certificate of Amendment of Restated Certificate of Incorporation dated May 22, 1987(8)
(c) Certificate of Ownership Merging The Nathan Company into The Timberland Company dated July 31, 1987(8)
(d) Certificate of Amendment of Restated Certificate of Incorporation dated June 14, 2000(8)
(e) Certificate of Amendment of Restated Certificate of Incorporation dated September 27, 2001(9)
3.2	Amended and Restated By-Laws, dated February 28, 2007(7)
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (See also Exhibits 3.1 and 3.2)
4.1	Revised specimen stock certificate for shares of The Timberland Company’s Class A Common Stock(14)
(10)	MATERIAL CONTRACTS
10.1	Agreement dated as of August 29, 1979 between The Timberland Company and Sidney W. Swartz(1)
10.2	The Timberland Company 1997 Incentive Plan, as amended(10)
10.3	The Timberland Company 1991 Employee Stock Purchase Plan, as amended(5)
10.4	(a) The Timberland Company 1991 Stock Option Plan for Non-Employee Directors(6)
(b) Amendment No. 1 dated December 7, 2000(8)
10.5	The Timberland Company 2001 Non-Employee Directors Stock Plan, as amended(13)
10.6	Summary of Compensation for Non-Management Members of the Board of Directors of The Timberland Company, effective January 1, 2009(3)
10.7	Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006 among The Timberland Company, certain banks listed therein and Bank of America, N.A., as administrative agent(11)
10.8	First Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of September 4, 2007 among The Timberland Company, certain lending institutions listed therein and Bank of America, N.A., as a lender and as administrative agent.(15)
10.9	The Timberland Company Deferred Compensation Plan, as amended(2)
10.10	Amended and Restated Change of Control Severance Agreement(4)
10.11	The Timberland Company 2007 Executive Long Term Incentive Program(16)
10.12	The Timberland Company 2007 Incentive Plan, as amended (“2007 IP”)(17)
10.13	The Timberland Company 2008 Executive Long Term Incentive Program(18)
10.14	The Timberland Company 2009 Executive Long Term Incentive Program(3)
10.15	The Timberland Company 2010 Executive Long Term Incentive Program(20)
10.16	Form of Performance Stock Unit Agreement under the 2007 IP(3)
10.17	Form of Performance Stock Option Agreement under the 2007 IP(3)
10.18	Form of Non-Qualified Stock Option Agreement under the 2007 IP(3)
10.19	Form of Restricted Stock Unit Agreement under the 2007 IP(3)
10.20	Form of Restricted Stock Award Agreement under the 2007 IP(3)
10.21	Form of Director Restricted Stock Unit Agreement under the 2007 IP(12)
10.22	The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.23	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program(13)
10.24	Amendment to The Timberland Company 2004 Executive Long Term Incentive Program dated November 30, 2005(19)
(21)	SUBSIDIARIES
21.1	List of subsidiaries of the registrant, filed herewith

Exhibit		Description

(23)		CONSENT OF EXPERTS AND COUNSEL
23.1		Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith
(31)		RULE 13a-14(a)/15d — 14(a) CERTIFICATIONS
31.1		Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2		Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)		SECTION 1350 CERTIFICATIONS
32.1		Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2		Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

We agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

(1)	Filed as an exhibit to Registration Statement on Form S-1, numbered 33-14319, and incorporated herein by reference.

(2)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2009, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on December 22, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended October 2, 2009, and incorporated herein by reference.

(6)	Filed on August 18, 1992, as an exhibit to Registration Statement on Form S-8, numbered 33-50998, and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(9)	Filed on October 26, 2001, as an exhibit to Registration Statement on Form S-8, numbered 333-72248, and incorporated herein by reference.

(10)	Filed on January 15, 2004, as an exhibit to Registration Statement on Form S-8, numbered 333-111949, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended July 3, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on March 1, 2007), and incorporated herein by reference.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended September 29, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended July 2, 2010, and incorporated herein by reference.

(18)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended March 28, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(20)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal period ended April 2, 2010, and incorporated herein by reference.