Form 10-Q
period 2011-04-01
TIMBERLAND CO
filed 2011-05-05
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2011
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
☐ Yes       ☒ No
On April 29, 2011, 41,200,824 shares of the registrant’s Class A Common Stock were outstanding and 10,568,389 shares of the registrant’s Class B Common Stock were outstanding.

THE TIMBERLAND COMPANY
FORM 10-Q

Page(s)
Part I — Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets - April 1, 2011, December 31, 2010 and April 2, 2010	3

Unaudited Condensed Consolidated Statements of Operations - For the Quarters Ended April 1, 2011 and April 2, 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows - For the Quarters Ended April 1, 2011 and April 2, 2010	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

Part II — Other Information

Item 1A. Risk Factors	27

Item 6. Exhibits	28

Signatures	29

Exhibit Index	30

Exhibits	31-39
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements
The Timberland Company (the “Company”) wishes to take advantage of The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, which provide a “safe harbor” for certain written and oral forward-looking statements to encourage companies to provide prospective information. Statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target,” or words or phrases of similar meaning, and other statements contained in this Quarterly Report regarding matters that are not historical facts are forward-looking statements. Prospective information is based on management’s then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions used in making such expectations or forecasts, may become inaccurate. The discussion in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q identifies important factors that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. The risks included in Part I, Item 1A, Risk Factors, of the Form 10-K and Part II, Item 1A of this Quarterly Report are not exhaustive. Other sections of the Form 10-K as well as this Quarterly Report may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 1,	December 31,	April 2,
	2011	2010	2010
Assets
Current assets
Cash and equivalents	$265,271	$272,221	$238,540
Accounts receivable, net of allowance for doubtful accounts of $11,591 at April 1, 2011, $10,859 at December 31, 2010 and $12,299 at April 2, 2010	178,492	188,336	157,615
Inventory	186,862	180,068	136,941
Prepaid expense	33,002	32,729	29,374
Prepaid income taxes	27,898	25,083	14,389
Deferred income taxes	21,195	22,562	24,448
Derivative assets	5	29	5,444

Total current assets	712,725	721,028	606,751

Property, plant and equipment, net	70,705	68,043	66,245
Deferred income taxes	10,395	15,594	15,379
Goodwill	38,958	38,958	44,353
Intangible assets, net	34,590	34,839	44,648
Other assets, net	17,048	13,897	13,652

Total assets	$884,421	$892,359	$791,028

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$67,493	$91,025	$44,265
Accrued expense
Payroll and related	23,385	47,376	21,509
Other	67,940	80,675	66,913
Income taxes payable	15,757	25,760	20,279
Deferred income taxes	-	-	261
Derivative liabilities	4,416	1,690	60

Total current liabilities	178,991	246,526	153,287

Other long-term liabilities	34,699	34,322	37,796
Commitments and contingencies (See Note 12)
Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	-	-	-
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 76,806,880 shares issued at April 1, 2011, 75,543,672 shares issued at December 31, 2010 and 74,872,066 shares issued at April 2, 2010	768	756	749
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 10,568,389 shares issued and outstanding at April 1, 2011, 10,568,389 shares issued and outstanding at December 31, 2010 and 10,889,160 shares issued and outstanding at April 2, 2010	106	106	109
Additional paid-in capital	319,394	280,154	268,982
Retained earnings	1,089,276	1,071,305	1,000,430
Accumulated other comprehensive income	9,450	6,671	11,572
Treasury Stock at cost; 35,630,635 Class A shares at April 1, 2011, 35,610,050 Class A shares at December 31, 2010 and 32,177,071 Class A shares at April 2, 2010	(748,263)	(747,481)	(681,897)

Total stockholders’ equity	670,731	611,511	599,945

Total liabilities and stockholders’ equity	$884,421	$892,359	$791,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Quarter Ended
	April 1, 2011	April 2, 2010
Revenue	$349,004	$317,042
Cost of goods sold	185,690	159,059

Gross profit	163,314	157,983

Operating expense
Selling	103,076	92,696
General and administrative	32,353	25,899

Total operating expense	135,429	118,595

Operating income	27,885	39,388

Other income/(expense), net
Interest income	131	74
Interest expense	(188)	(140)
Other, net	1,681	(133)

Total other income/(expense), net	1,624	(199)

Income before provision for income taxes	29,509	39,189

Provision for income taxes	11,538	13,442

Net income	$17,971	$25,747

Earnings per share
Basic	$.35	$.48
Diluted	$.35	$.47
Weighted-average shares outstanding
Basic	50,912	54,166
Diluted	52,004	54,643
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Quarter Ended
	April 1, 2011	April 2, 2010
Cash flows from operating activities:
Net income	$17,971	$25,747
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	7,510	1,352
Share-based compensation	3,611	1,558
Depreciation and amortization	6,129	6,545
Provision for losses on accounts receivable	648	1,468
Excess tax benefit from share-based compensation	(4,198)	(55)
Unrealized (gain)/loss on derivatives	382	(163)
Other non-cash charges/(credits), net	53	(258)
Increase/(decrease) in cash from changes in operating assets and liabilities:
Accounts receivable	11,638	(13,003)
Inventory	(7,165)	20,618
Prepaid expense and other assets	(1,808)	3,723
Accounts payable	(23,416)	(37,065)
Accrued expense	(37,054)	(34,145)
Prepaid income taxes	(2,815)	(2,596)
Income taxes payable	(6,661)	(325)
Other liabilities	837	284

Net cash used by operating activities	(34,338)	(26,315)

Cash flows from investing activities:
Additions to property, plant and equipment	(8,653)	(2,818)
Other	662	23

Net cash used by investing activities	(7,991)	(2,795)

Cash flows from financing activities:
Common stock repurchases	(915)	(19,512)
Issuance of common stock	31,399	719
Excess tax benefit from share-based compensation	4,198	303
Other	(785)	(451)

Net cash provided/(used) by financing activities	33,897	(18,941)

Effect of exchange rate changes on cash and equivalents	1,482	(3,248)

Net decrease in cash and equivalents	(6,950)	(51,299)
Cash and equivalents at beginning of period	272,221	289,839

Cash and equivalents at end of period	$265,271	$238,540

Supplemental disclosures of cash flow information:
Interest paid	$221	$173
Income taxes paid	$13,779	$14,484
Non-cash investing activity (ERP system costs on account)	$1,700	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “its”, “Timberland” or the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
The Company’s fiscal quarters end on the Friday closest to the day on which the calendar quarter ends, except that the fourth quarter and fiscal year end on December 31. The first quarters of our fiscal year in 2011 and 2010 ended on April 1, 2011 and April 2, 2010, respectively.
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

Form 10-Q

The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of April 1, 2011, December 31, 2010, and April 2, 2010:
Description

	Level 1	Level 2	Level 3	Impact of Netting	April 1, 2011

Assets:
Cash equivalents:
Time deposits	$-	$90,000	$-	$-	$90,000
Mutual funds	$-	$45,110	$-	$-	$45,110

Foreign exchange forward contracts:
Derivative assets	$-	$709	$-	$(580)	$129

Cash surrender value of life insurance	$-	$8,370	$-	$-	$8,370

Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$-	$5,006	$-	$(580)	$4,426

Description
	Level 1	Level 2	Level 3	Impact of Netting	December 31, 2010

Assets:
Cash equivalents
Time deposits	$-	$95,000	$-	$-	$95,000
Mutual funds	$-	$13,202	$-	$-	$13,202

Foreign exchange forward contracts:
Derivative assets	$-	$1,801	$-	$(1,771)	$30

Cash surrender value of life insurance	$-	$7,564	$-	$-	$7,564

Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$-	$3,572	$-	$(1,771)	$1,801

Description
	Level 1	Level 2	Level 3	Impact of Netting	April 2, 2010

Assets:
Cash equivalents:
Time deposits	$-	$65,006	$-	$-	$65,006
Mutual funds	$-	$55,776	$-	$-	$55,776

Foreign exchange forward contracts:
Derivative assets	$-	$5,464	$-	$(20)	$5,444

Cash surrender value of life insurance	$-	$7,478	$-	$-	$7,478

Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$-	$80	$-	$(20)	$60
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

Form 10-Q

The fair value of the derivative contracts in the table above is reported on a gross basis by level based on the fair value hierarchy with a corresponding adjustment for netting for financial statement presentation purposes, where appropriate. The Company often enters into derivative contracts with a single counterparty and certain of these contracts are covered under a master netting agreement. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates. As of April 1, 2011, the derivative contracts above include $124 of assets and $11 of liabilities included in other assets, net and other long-term liabilities, respectively, on our unaudited condensed consolidated balance sheet. As of December 31, 2010, the derivative contracts above include $1 of assets and $111 of liabilities included in other assets, net and other long-term liabilities, respectively, on our unaudited condensed consolidated balance sheet. There were no derivative contracts included in other assets, net or other long-term liabilities on our unaudited condensed consolidated balance sheet as of April 2, 2010.
The cash surrender value of life insurance represents insurance contracts held as assets in a rabbi trust to fund the Company’s deferred compensation plan. These assets are included in other assets, net on our unaudited condensed consolidated balance sheets. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants.
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
Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through July 2012. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
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
Forward contracts designated as cash flow hedging instruments are recorded in our unaudited condensed consolidated balance sheets at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income (“OCI”) and reclassified to earnings, in cost of goods sold, in the period that the hedged transaction is recognized in earnings. Cash flows associated with these contracts are classified as operating cash flows in the unaudited condensed

Form 10-Q

consolidated statements of cash flows. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in our unaudited condensed consolidated statements of operations in other, net. The amount of hedge ineffectiveness reported in other, net for the quarters ended April 1, 2011 and April 2, 2010 was not material.
The notional value of foreign currency forward sell contracts entered into as cash flow hedges is as follows:

	Notional Amount
Currency	April 1, 2011	December 31, 2010	April 2, 2010

Pound Sterling	$23,509	$23,536	$22,093
Euro	78,219	88,414	64,743
Japanese Yen	26,045	22,817	17,075

Total	$127,773	$134,767	$103,911

Latest Maturity Date	July 2012	January 2012	January 2011
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
The notional value of foreign currency forward (buy) and sell contracts entered into to mitigate the foreign currency risk associated with certain balance sheet items is as follows (the contract amount represents the net amount of all purchase and sale contracts of a foreign currency):

	Notional Amount
Currency	April 1, 2011	December 31, 2010	April 2, 2010

Pound Sterling	$13,738	$9,312	$(18,873)
Euro	12,377	8,913	11,310
Japanese Yen	20,294	28,680	11,721
Canadian Dollar	4,661	6,013	6,439
Norwegian Kroner	3,769	2,219	4,779
Swedish Krona	3,128	2,601	2,779

Total	$57,967	$57,738	$18,155

Sell Contracts	$69,789	$71,799	$48,645
Buy Contracts	(11,822)	(14,061)	(30,490)

Total Contracts	$57,967	$57,738	$18,155

Latest Maturity Date	July 2011	April 2011	July 2010

Form 10-Q

Fair Value of Derivative Instruments
The following table summarizes the fair values and presentation in the unaudited condensed consolidated balance sheets for derivative instruments, which consist of foreign exchange forward contracts, as of April 1, 2011, December 31, 2010 and April 2, 2010:

					Liability
		Asset Derivatives			Derivatives
Balance Sheet Location	April 1, 2011	December 31, 2010	April 2, 2010	April 1, 2011	December 31, 2010	April 2, 2010

Derivatives designated as hedge instruments:

Derivative assets	$-	$-	$5,246	$-	$-	$20
Derivative liabilities	443	1,693	-	4,500	3,284	7
Other assets, net	158	6	-	33	5	-
Other long-term liabilities	-	67	-	11	178	-

	$601	$1,766	$5,246	$4,544	$3,467	$27

Derivatives not designated as hedge instruments:

Derivative assets	$5	$29	$218	$-	$-	$-
Derivative liabilities	103	6	-	462	105	53

	$108	$35	$218	$462	$105	$53

Total derivatives	$709	$1,801	$5,464	$5,006	$3,572	$80

The Effect of Derivative Instruments on the Statements of Operations for the Quarters Ended April 1, 2011 and April 2, 2010

					Amount of Gain/(Loss)
	Amount of Gain/(Loss)			Location of Gain/(Loss)	Reclassified from
	Recognized in OCI on			Reclassified from	Accumulated OCI into
Derivatives in	Derivatives			Accumulated OCI into	Income
Cash Flow	(Effective Portion)			Income	(Effective Portion)
Hedging Relationships	2011	2010		(Effective Portion)	2011	2010
Foreign exchange forward contracts	$(5,306)	$5,600	(1)	Cost of goods sold	$(3,048)	$1,333

(1)	Amount reported in the prior year of $4,958 was increased by $642 in the current year to $5,600. This amount represents the gain on derivatives recognized in other comprehensive income during the period and was changed to conform to the current period presentation.
The Company expects to reclassify pre-tax losses of $4,010 to the income statement within the next twelve months.

Form 10-Q

		Amount of Gain/(Loss)
		Recognized in
Derivatives not Designated	Location of Gain/(Loss)Recognized	Income on Derivatives
as Hedging Instruments	In Income on Derivatives	2011	2010
Foreign exchange forward contracts	Other, net	$45	$(2,167)
Note 4. Share-Based Compensation
Share-based compensation costs were recorded in Cost of goods sold, Selling expense and General and administrative expense as follows for the quarters ended April 1, 2011 and April 2, 2010, respectively:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
Cost of goods sold	$57	$82
Selling expense	1,114	499
General and administrative expense	2,440	977

Total share-based compensation	$3,611	$1,558

Long Term Incentive Programs
2011 Executive Long Term Incentive Program
On March 2, 2011, the Management Development and Compensation Committee of the Board of Directors (the “MDCC”) approved the terms of The Timberland Company 2011 Executive Long Term Incentive Program (“2011 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and employees. On March 3, 2011, the Board of Directors also approved the 2011 LTIP with respect to the Company’s Chief Executive Officer. The 2011 LTIP was established under the Company’s 2007 Incentive Plan. The awards are subject to future performance, and consist of performance stock units (“PSUs”), equal in value to one share of the Company’s Class A Common Stock, and performance stock options (“PSOs”), with an exercise price of $38.52 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on March 3, 2011, the date of grant). Shares with respect to the PSUs will be granted and will vest following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The PSOs will vest in three equal annual installments following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The payout of the performance awards will be based on the Company’s achievement of certain levels of revenue growth and earnings before interest, taxes, depreciation and amortization (“EBITDA”), with threshold, target and maximum award levels based upon actual revenue growth and EBITDA of the Company during the applicable performance periods equaling or exceeding such levels. The performance period for the PSUs is the three-year period from January 1, 2011 through December 31, 2013, and the performance period for the PSOs is the twelve-month period from January 1, 2011 through December 31, 2011. No awards shall be made or earned, as the case may be, unless the threshold goal is attained, and the maximum payout may not exceed 200% of the target award.
The maximum number of shares to be awarded with respect to PSUs under the March 3, 2011 grants is 252,600, which, if earned, will be settled in early 2014. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the 2011 PSUs was $4,495 as of April 1, 2011. This expense is expected to be recognized over a weighted-average remaining period of 2.9 years.
The maximum number of shares subject to exercise with respect to PSOs under the March 3, 2011 grants is 344,200, which, if earned, will be settled, subject to the vesting schedule noted above, in early 2012. Based on current estimates of the performance metrics, unrecognized compensation expense related to the 2011 PSOs was $3,198 as of April 1, 2011. This expense is expected to be recognized over a weighted-average remaining period of 3.9 years.

Form 10-Q

2010 Executive Long Term Incentive Program
On March 3, 2010, the MDCC approved the terms of The Timberland Company 2010 Executive Long Term Incentive Program (“2010 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and employees. On March 4, 2010, the Board of Directors also approved the 2010 LTIP with respect to the Company’s Chief Executive Officer.
The maximum number of shares to be awarded with respect to PSUs under the March 4, 2010 grants is 523,800, which, if earned, will be settled in early 2013. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the 2010 PSUs was $2,857 as of April 1, 2011. This expense is expected to be recognized over a weighted-average remaining period of 1.9 years.
Based on actual 2010 performance, the number of shares subject to exercise with respect to PSOs under the March 4, 2010 grants is 491,842, which shares were settled on March 3, 2011, subject to vesting in three equal annual installments.
2009 Executive Long Term Incentive Program
On March 4, 2009, the MDCC of the Board of Directors approved the terms of The Timberland Company 2009 Executive Long Term Incentive Program (“2009 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and employees. On March 5, 2009, the Board of Directors also approved the 2009 LTIP with respect to the Company’s Chief Executive Officer.
The maximum number of shares to be awarded with respect to PSUs under the March 5, 2009 grants is 745,000, which, if earned, will be settled in early 2012. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the 2009 PSUs was $1,451 as of April 1, 2011. This expense is expected to be recognized over a weighted-average remaining period of 0.9 years.
The Company estimates the fair value of its PSOs on the date of grant using the Black-Scholes option valuation model, which employs the following assumptions:

	2011 LTIP	2010 LTIP
	For the Quarter Ended	For the Quarter Ended
	April 1, 2011	April 2, 2010
Expected volatility	49.3%	47.6%
Risk-free interest rate	2.4%	2.7%
Expected life (in years)	6.2	6.2
Expected dividends	-	-

Form 10-Q

The following summarizes activity associated with PSOs earned under the Company’s 2009 and 2010 LTIP and excludes the performance-based awards noted above under the 2011 LTIP for which performance conditions have not been met:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	569,065	$9.50
Settled	491,842	19.55
Exercised	(35,708)	9.86
Expired or forfeited	(3,974)	22.55

Outstanding at April 1, 2011	1,021,225	$14.28	8.41	$29,144

Vested or expected to vest at April 1, 2011	942,022	$14.05	8.39	$27,102

Exercisable at April 1, 2011	153,967	$9.43	7.93	$5,142

Unrecognized compensation expense related to these PSOs was $3,243 as of April 1, 2011. This expense is expected to be recognized over a weighted-average remaining period of 1.9 years.
Other Long Term Incentive Programs
During 2010, the MDCC approved a program to award cash or equity awards based upon the achievement of certain project milestones. Awards will be granted upon approval of performance criteria achievement by a steering committee designated by the Board of Directors, and, if equity based, will vest immediately upon achievement of certain project milestones. The Company expects the milestones to be achieved at various stages through 2013. The maximum aggregate value which may be earned by current plan participants in the program is $2,660, and the number of equity awards to be issued, if applicable, will be determined based on the fair market value of the Company’s Class A Common Stock on the date of issuance. Unrecognized compensation expense related to these awards was $1,491 as of April 1, 2011, and the expense is expected to be recognized over a weighted-average remaining period of 1.6 years.
Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model, which employs the assumptions noted in the following table, for stock option awards excluding awards issued under the Company’s Long Term Incentive Programs discussed above:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
Expected volatility	51.0%	48.4%
Risk-free interest rate	2.1%	2.4%
Expected life (in years)	5.0	5.0
Expected dividends	-	-

Form 10-Q

The following summarizes transactions under stock option arrangements excluding awards under the 2009 and 2010 LTIP, which are summarized in the table above, and the performance-based awards under the 2011 LTIP noted above for which performance conditions have not been met:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,659,924	$25.29
Granted	61,300	38.52
Exercised	(1,187,883)	26.14
Expired or forfeited	(19,437)	29.81

Outstanding at April 1, 2011	2,513,904	$25.18	5.2	$44,336

Vested or expected to vest at April 1, 2011	2,472,410	$25.18	5.1	$43,614

Exercisable at April 1, 2011	2,082,723	$26.36	4.5	$34,290

Unrecognized compensation expense related to nonvested stock options was $2,396 as of April 1, 2011. This expense is expected to be recognized over a weighted-average remaining period of 1.6 years.
Nonvested Shares and Restricted Stock Units
There were 24,960 nonvested stock awards with a weighted-average grant date fair value of $9.34 outstanding on January 1, 2011. These awards vested in their entirety during the first quarter of 2011, and there is no unrecognized compensation expense associated with them.
Changes in the Company’s restricted stock units, excluding awards under the Company’s Long Term Incentive Programs discussed above, for the quarter ended April 1, 2011 are as follows:

	Stock Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2011	259,992	$18.27
Awarded	30,386	38.52
Vested	(39,617)	14.78
Forfeited	(967)	15.91

Nonvested at April 1, 2011	249,794	$21.30

Expected to vest at April 1, 2011	228,546	$20.88

Unrecognized compensation expense related to nonvested restricted stock units was $3,197 as of April 1, 2011 and the expense is expected to be recognized over a weighted-average remaining period of 1.6 years.
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

Form 10-Q

The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computations for the quarters ended April 1, 2011 and April 2, 2010:

	For the Quarter Ended
		April 1, 2011		April 2, 2010
		Weighted-	Per-		Weighted-	Per-
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$17,971	50,912	$.35	$25,747	54,166	$.48
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	-	877	-	-	289	(.01)
Nonvested shares	-	215	-	-	188	-

Diluted EPS	$17,971	52,004	$.35	$25,747	54,643	$.47

The following stock options and nonvested shares (in thousands) were outstanding as of April 1, 2011 and April 2, 2010, but were not included in the computation of diluted EPS as their inclusion would be anti-dilutive:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
Anti-dilutive securities	745	2,918
Note 6. Comprehensive Income
Comprehensive income for the quarters ended April 1, 2011 and April 2, 2010 is as follows:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
Net income	$17,971	$25,747
Change in cumulative translation adjustment	4,979	(7,478)
Change in fair value of cash flow hedges, net of taxes	(2,145)	4,054
Change in other adjustments, net of taxes	(55)	(52)

Comprehensive income	$20,750	$22,271

The components of accumulated other comprehensive income as of April 1, 2011, December 31, 2010 and April 2, 2010 were:

	April 1, 2011	December 31, 2010	April 2, 2010
Cumulative translation adjustment	$13,002	$8,023	$6,175
Fair value of cash flow hedges, net of taxes of $(197) at April 1, 2011, $(84) at December 31, 2010 and $261 at April 2, 2010	(3,736)	(1,591)	4,958
Other adjustments, net of taxes of $58 at April 1, 2011, $96 at December 31, 2010 and $99 at April 2, 2010	184	239	439

Total	$9,450	$6,671	$11,572

Form 10-Q

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on revenue and operating income. Total assets are disaggregated to the extent that assets apply specifically to a single segment. Unallocated Corporate assets primarily consist of cash and equivalents, tax assets, manufacturing/sourcing assets, computers and related equipment, and transportation equipment.
For the Quarters Ended April 1, 2011 and April 2, 2010

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2011

Revenue	$131,983	$165,705	$51,316	$-	$349,004

Operating income/(loss)	21,287	28,882	8,246	(30,530)	27,885

Income/(loss) before income taxes	21,287	28,882	8,246	(28,906)	29,509

Total assets	242,468	323,758	81,112	237,083	884,421

Goodwill	31,964	6,994	-	-	38,958

2010

Revenue	$121,858	$151,630	$43,554	$-	$317,042

Operating income/(loss)	21,642	37,268	6,847	(26,369)	39,388

Income/(loss) before income taxes	21,642	37,268	6,847	(26,568)	39,189

Total assets	214,537	328,995	61,491	186,005	791,028

Goodwill	36,876	7,477	-	-	44,353

Form 10-Q

The following summarizes our revenue by product for the quarters ended April 1, 2011 and April 2, 2010:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
Footwear	$248,168	$225,561
Apparel and accessories	94,248	85,689
Royalty and other	6,588	5,792

Total	$349,004	$317,042

Note 8. Inventory
Inventory consists of the following:

	April 1, 2011	December 31, 2010	April 2, 2010
Materials	$11,024	$11,299	$8,442
Work-in-process	1,632	841	1,165
Finished goods	174,206	167,928	127,334

Total	$186,862	$180,068	$136,941

Note 9. Goodwill and Intangibles
A summary of goodwill activity follows:

	2011			2010
		Accumulated	Net Book		Accumulated	Net Book
	Gross	Impairment	Value	Gross	Impairment	Value
Balance at January 1	$44,353	$(5,395)	$38,958	$44,353	$-	$44,353
Impairment charges	-	-	-	-	-	-

Balance at end of period	$44,353	$(5,395)	$38,958	$44,353	$-	$44,353

Intangible assets consist of trademarks and other intangible assets. Other intangible assets consist of customer, patent and non-competition related intangible assets. Intangible assets consist of the following:

	April 1, 2011			December 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value
Trademarks (indefinite-lived)	$32,442	$-	$32,442	$32,402	$-	$32,402
Trademarks (finite-lived)	3,619	(2,128)	1,491	4,064	(2,462)	1,602
Other intangible assets (finite-lived)	5,722	(5,065)	657	5,995	(5,160)	835

Total	$41,783	$(7,193)	$34,590	$42,461	$(7,622)	$34,839

Note 10. Income Taxes
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. During the first quarter of 2011, the Company recorded a charge of approximately $2,250 to income tax expense related to certain prior year matters.
In December 2009, we received a Notice of Assessment from the Internal Revenue Department of Hong Kong for approximately $17,600 with respect to the tax years 2004 through 2008. In connection with the assessment, the

Form 10-Q

Company was required to make payments to the Internal Revenue Department of Hong Kong totaling approximately $8,400, of which approximately $900 was paid in the first quarter of 2010. These payments are included in prepaid taxes on our unaudited condensed consolidated balance sheet. We believe we have a sound defense to the proposed adjustment and will continue to firmly oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, actual resolution may differ from our current estimates, and such differences could have a material impact on our future effective tax rate and our results of operations.
Note 11. Stockholders’ Equity
On December 3, 2009, our Board of Directors approved the repurchase of up to 6,000,000 shares of our Class A Common Stock. There were no share repurchases made for the quarter ended April 1, 2011. As of April 1, 2011, 2,897,437 shares remained available for repurchase under the authorization.
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
Note 13. Subsequent Events
On April 26, 2011, we entered into a Third Amended and Restated Revolving Credit Agreement with a group of banks led by Bank of America, N.A. (the “Agreement”). The Agreement amends and restates in its entirety the Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006. The Agreement expires on April 26, 2016. The Agreement provides for $200 million of committed, unsecured borrowings, of which up to $125 million may be used for letters of credit. Upon the approval of the bank group, the Company may increase the committed borrowing limit by $100 million for a total commitment of $300 million. This facility may be used for working capital, share repurchases, acquisitions and other general corporate purposes. Under the terms of the Agreement, the Company may borrow at interest rates based on Eurodollar rates, plus an applicable margin of between 87.5 and 175.0 basis points based on a fixed charge coverage grid. In addition, the Company will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed charge coverage grid that is adjusted quarterly. The financial covenants set forth in the Agreement relate to maintaining a minimum fixed charge coverage ratio of 2.25:1 and a leverage ratio of 2:1. The Company will measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis. The Agreement also contains certain customary affirmative and negative covenants.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition and results of operations of The Timberland Company and its subsidiaries (“we”, “our”, “us”, “its”, “Timberland” or the “Company”), as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

Form 10-Q

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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances, realization of outstanding accounts receivable, derivatives, other contingencies, impairment of assets, incentive compensation accruals, share-based compensation and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Notwithstanding the foregoing, because of the uncertainty inherent in these matters, actual results could differ from the estimates used in, or that result from, applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in Part II, Item 8: Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2010. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
A summary of our first quarter of 2011 financial performance, compared to the first quarter of 2010, follows:
•	First quarter revenue increased 10.1%, or 8.5% on a constant dollar basis, to $349.0 million.

•	Gross margin decreased 300 basis points to 46.8%.

•	Operating income was $27.9 million, compared to $39.4 million in the first quarter of 2010.

•	Net income was $18.0 million, compared to $25.7 million in the first quarter of 2010.

•	Diluted earnings per share decreased to $0.35 from $0.47.

•	Cash at the end of the quarter was $265.3 million with no debt outstanding.

Form 10-Q

We are undertaking a multi-year business system transformation initiative, pursuant to which we will develop and implement an integrated enterprise resource planning, or ERP, system to better support our business model and further streamline our operations. The Company incurred incremental expenses of approximately $1.0 million during the quarter ended April 1, 2011 related to this ERP implementation, as well as $3.1 million in capital spending, primarily related to software implementation and hardware.
Results of Operations for the Quarter Ended April 1, 2011 as Compared to the Quarter Ended April 2, 2010
Revenue
In the first quarter of 2011, our consolidated revenues grew 10.1% to $349.0 million, reflecting growth across North America, Europe and Asia and favorable foreign exchange rate impacts. We experienced strong growth in each of our core European markets with the exception of the U.K., which decreased compared to the prior year quarter. Taiwan, Hong Kong, and China drove the favorable year over year comparison in Asia, partially offset by declines in Japan. On a constant dollar basis, consolidated revenues increased 8.5%.
Products
By product group, our footwear revenues increased 10.0% to $248.2 million compared to the prior year period, and apparel and accessories revenues grew 10.0% to $94.2 million. Growth in footwear revenues was driven primarily by improved wholesale revenue results in Europe and North America, as well as benefits from foreign exchange. The improvement in apparel and accessories revenues compared to the prior year reflects apparel revenue growth in Asia, in our own stores and through our wholesale partners, as well as growth in accessories revenue in Europe and North America. Royalty and other revenue increased $0.8 million, or 13.7%, to $6.6 million compared to the prior year period.
Channels
Wholesale revenue was $252.0 million in the first quarter of 2011, an 8.6% increase compared to the prior year quarter. During the quarter, we saw strong growth in Europe and North America and flat performance in Asia. Retail revenues grew 14.0% to $97.0 million in the first quarter of 2011, driven by solid comparable store sales growth, the net addition of 8 stores and favorable foreign exchange rate impacts.
Comparable store sales were up 8.2% compared to the first quarter of 2010, reflecting strong growth in North America and Asia. Comparable store sales include revenues from Company-operated stores for which all of the following requirements have been met: the store has been open at least one year, square footage has not changed by more than 25% within the past year, and the store has not been permanently repositioned within the past year. Sales for stores that are closed for renovation or relocation are excluded from the comparable store calculation until such stores are reopened. Prior year foreign exchange rates are applied to both current year and prior year comparable store sales to achieve a consistent basis for comparison.
We had 229 Company-owned stores, shops and outlets worldwide at the end of the first quarter of 2011 compared to 221 at the end of the first quarter of 2010.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 46.8% for the first quarter of 2011, a 300 basis point decline compared to the first quarter of 2010. The decrease in gross margin reflects higher product costs associated with leather and non-leather materials, transportation and labor. The Company expects these costs to continue to adversely impact gross margin through 2011, although price increases will help to mitigate the impact of these costs in the second half of 2011.
Operating Expense
Operating expense for the first quarter of 2011 was $135.4 million, an increase of $16.8 million, or 14.2%, when compared to the first quarter of 2010. As a percentage of sales, operating expense was 38.8% compared to 37.4% in the prior year period. The increase reflects an increase of $10.4 million in selling expense and $6.4 million in general and administrative expense. Foreign exchange rate impacts increased selling and general and administrative expenses by approximately $2.2 million in the first quarter of 2011. Operating expense in the first quarter of 2010 included a $1.5 million gain related to the termination of a licensing agreement.

Form 10-Q

Selling expense was $103.1 million in the first quarter of 2011, an increase of 11.2% over the same period in 2010. The increase in selling expense reflects planned investments in retail and advertising, variable costs associated with strong revenue growth and higher incentive compensation costs.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $8.9 million and $8.4 million in the first quarters of 2011 and 2010, respectively.
In each of the first quarters of 2011 and 2010, we recorded $0.7 million of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $5.4 million and $5.2 million for the quarters ended April 1, 2011 and April 2, 2010, respectively.
Advertising expense, which is included in selling expense, was $5.1 million and $3.9 million in the first quarters of 2011 and 2010, respectively. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and Internet campaigns, production costs including agency fees, and catalog costs. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of April 1, 2011 and April 2, 2010 was $2.6 million and $1.3 million, respectively.
General and administrative expense for the first quarter of 2011 was $32.3 million, compared to the $25.9 million reported in the first quarter of 2010, driven by increases in incentive compensation and other employee related costs of $3.9 million and incremental costs of $1.0 million related to our business system transformation initiatives. Additionally, general and administrative expense in the first quarter of 2010 included a gain of $1.5 million associated with the termination of a licensing agreement.
Operating Income/(Loss)
We recorded operating income of $27.9 million in the first quarter of 2011, compared to operating income of $39.4 million in the prior year period. Operating income in the first quarter of 2010 included a gain of $1.5 million associated with the termination of a licensing agreement.
Other Income/(Expense) and Taxes
Interest income was $0.1 million in each of the first quarters of 2011 and 2010. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility, was $0.2 million and $0.1 million in the first quarters of 2011 and 2010, respectively.
Other, net, included foreign exchange gains of $1.6 million in the first quarter of 2011 compared to foreign exchange losses of $0.4 million in the first quarter of 2010, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of local currency denominated receivables and payables. These results were driven by the volatility of exchange rates within the first quarters of 2011 and 2010 and should not be considered indicative of expected future results.
The effective income tax rate for the first quarter of 2011 was 39.1%. During the first quarter of 2011, the Company recorded a charge of approximately $2.2 million to income tax expense related to certain prior year matters. The Company anticipates that its effective tax rate for 2011 will be lower than its overall statutory rate of 39%. The effective income tax rate for the first quarter of 2010 was 34.3%.
In December 2009, we received a Notice of Assessment from the Internal Revenue Department of Hong Kong for approximately $17.6 million with respect to the tax years 2004 through 2008. In connection with the assessment, the Company was required to make payments to the Internal Revenue Department of Hong Kong totaling approximately $8.4 million in 2010, of which $0.9 million was paid in the first quarter of 2010. These payments are included in prepaid taxes on our unaudited condensed consolidated balance sheet. We believe we have a sound defense to the proposed adjustment and will continue to firmly oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, actual resolution may differ from our current estimates, and such differences could have a material impact on our future effective tax rate and our results of operations.

Form 10-Q

Segments Review
We have three reportable business segments (see Note 7 to the unaudited condensed consolidated financial statements contained herein): North America, Europe and Asia.
Revenue by segment for the quarter ended April 1, 2011 compared to the quarter ended April 2, 2010 is as follows (dollars in millions):

	For the Quarter Ended
	April 1,	April 2,
	2011	2010	% Change

North America	$132.0	$121.9	8.3%
Europe	165.7	151.6	9.3
Asia	51.3	43.5	17.8

	$349.0	$317.0	10.1

Operating income/(loss) by segment and as a percentage of revenue for the quarters ended April 1, 2011 and April 2, 2010 are included in the table below (dollars in millions). Segment operating income is presented as a percentage of its respective segment revenue. Unallocated Corporate expenses are presented as a percentage of total revenue.

	For the Quarter Ended
	April 1,		April 2,
	2011		2010

North America	$21.3	16.1%	$21.6	17.8%
Europe	28.9	17.4	37.3	24.6
Asia	8.2	16.1	6.9	15.7
Unallocated Corporate	(30.5)	(8.7)	(26.4)	(8.3)

	$27.9	8.0	$39.4	12.4

North America
North America revenues were $132.0 million in the first quarter of 2011, an increase of 8.3% as compared to the same period in 2010. The results reflect solid growth from our Timberland® and Timberland PRO® footwear, as well as SmartWool® accessories. Within North America, revenue from our retail business grew 8.3%, driven by a 9.6% increase in comparable store sales. We had 64 stores at April 1, 2011 compared to 67 stores at April 2, 2010.
Operating income for our North America segment was $21.3 million, compared to $21.6 million for the first quarter of 2010. A 7.1% increase in operating expenses was partially offset by improved gross profit, where benefits from increased volume and more profitable product mix offset the impact of a rate decline from higher product costs. Operating expenses increased due to higher volume-related selling expenses and the impact in 2010 of a $1.5 million gain associated with the termination of a licensing agreement.
Europe
Europe recorded revenues of $165.7 million in the first quarter of 2011, a 9.3% increase from the first quarter of 2010, and an increase of 8.3% on a constant dollar basis. Growth across Southern and Central Europe, as well as Scandinavia, was partially offset by a decline in the U.K. Wholesale showed strong growth in men’s footwear, while growth in retail was driven by apparel sales. Retail growth of 9.2% was driven by the net addition of 4 stores, as well as comparable store sales growth of 1.7%. Comparable store growth in outlet stores was partially offset by declines in our specialty stores. We had 67 stores at April 1, 2011 compared to 63 stores at April 2, 2010.

Form 10-Q

Timberland’s European segment recorded operating income of $28.9 million in the first quarter of 2011, compared to operating income of $37.3 million in the first quarter of 2010. Declines in Europe were driven by lower gross margin and a 10.7% increase in operating expense. Gross margin declines reflect higher product costs, unfavorable product mix, and the impact of foreign exchange. Operating expense increases were driven primarily by employee-related costs, selling expense, and higher rent and occupancy costs from store expansion and volume.
Asia
In Asia, revenues increased 17.8%, or 10.0% in constant dollars, to $51.3 million in the first quarter of 2011 due to strong retail performance of apparel and men’s footwear. Retail revenues were up 30.0%, driven by favorable foreign exchange rate impacts and retail expansion in Hong Kong and Taiwan. Comparable store sales grew 15.4%. We had 98 stores at April 1, 2011 compared to 91 stores at April 2, 2010.
We had operating income in our Asia segment of $8.2 million for the first quarter of 2011, compared to operating income of $6.9 million for the first quarter of 2010. Improvement in gross margin reflects favorable foreign exchange rate and mix impacts, partially offset by higher product costs. This improvement was partially offset by an increase in operating expense of 24.9% due to higher rent and occupancy costs from store expansion and volume, and higher employee-related costs.
In March 2011, an earthquake occurred off the northeast coast of Japan. The Company’s organization and assets in Japan were not materially damaged by the earthquake and resultant tsunami. However, the implications of these events and the resulting damage to Japan’s infrastructure, consumer confidence, and overall economy remain unclear. While we cannot yet fully assess the impact on our Japan business, we believe there could be a negative impact on our revenues and profits for this geography throughout the remainder of fiscal 2011 and into fiscal 2012.
Corporate Unallocated
Our Unallocated Corporate expenses increased 15.8% to $30.5 million in the first quarter of 2011. Unallocated Corporate expenses include central support and administrative costs, as well as supply chain costs, including sourcing and logistics, inventory cost variances and adjustments to standard costs, which are not allocated to our reportable business segments. The increase in costs reflects higher incentive compensation costs, incremental costs related to business system transformation initiatives, partially offset by favorability in our inventory standard cost adjustment compared to the adjustment made in the prior year period.
Reconciliation of Total Company, Europe and Asia Revenue Changes To Constant Dollar Revenue Changes
Total Company Revenue Reconciliation:

	For the Quarter
	Ended April 1, 2011
	$ Change
	(millions)	% Change

Revenue increase (GAAP)	$32.0	10.1%
Increase due to foreign exchange rate changes	5.1	1.6%

Revenue increase in constant dollars	$26.9	8.5%
Europe Revenue Reconciliation:

	For the Quarter
	Ended April 1, 2011
	$ Change
	(millions)	% Change

Revenue increase (GAAP)	$14.0	9.3%
Increase due to foreign exchange rate changes	1.4	1.0%

Revenue increase in constant dollars	$12.6	8.3%

Form 10-Q

Asia Revenue Reconciliation:

	For the Quarter
	Ended April 1, 2011
	$ Change
	(millions)	% Change

Revenue increase (GAAP)	$7.7	17.8%
Increase due to foreign exchange rate changes	3.4	7.8%

Revenue increase in constant dollars	$4.3	10.0%
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
Accounts Receivable and Inventory
Accounts receivable were $178.5 million as of April 1, 2011, compared with $188.3 million at December 31, 2010 and $157.6 million at April 2, 2010, an increase of 13.2% as compared to the prior year quarter, driven primarily by revenue growth of 10.1% and timing of sales. Day’s sales outstanding were 46 days as of April 1, 2011, compared with 35 days as of December 31, 2010 and 45 days as of April 2, 2010. Wholesale day’s sales outstanding were 53 days as of April 1, 2011, compared with 44 days as of December 31, 2010 and 51 days as of April 2, 2010. The increase in day’s sales outstanding is attributable to the timing of sales and lower doubtful account requirements.
Inventory was $186.9 million as of April 1, 2011, compared with $180.1 million as of December 31, 2010 and $136.9 million as of April 2, 2010. The increase of 36.5% over a low level in the prior year quarter is the result of expected growth for the business in 2011, increased product costs, and efforts to secure product in advance of potential factory capacity constraints.
Liquidity and Capital Resources
Net cash used by operations for the first quarter of 2011 was $34.3 million, compared with $26.3 million for the first quarter of 2010. The increase in cash used by operations was driven primarily by a decrease in net income. Overall, in 2011 we invested $66.4 million in operating assets and liabilities compared to an investment of $62.5 million in the first quarter of 2010, reflecting higher inventory investment to support our expected growth.
Net cash used by investing activities was $8.0 million in the first quarter of 2011, compared with $2.8 million in the first quarter of 2010. Capital spending totaled $8.7 million in the first quarter of 2011 compared to $2.8 million in the first quarter of 2010. The increase was driven by capital spending associated with our multi-year business systems transformation initiative, as well as sourcing, logistics and retail related investments.
Net cash provided by financing activities was $33.9 million in the first quarter of 2011, compared with $18.9 million of cash used by financing activities in the first quarter of 2010. Cash flows for financing activities reflected share repurchases of $0.9 million in the first quarter of 2011, compared with $19.5 million in the first quarter of 2010. We received cash inflows of $31.4 million in the first quarter of 2011 from the exercise of employee stock options, compared with $0.7 million from such exercises in the first quarter of 2010.
We are exposed to the credit risk of those parties with which we do business, including counterparties on our derivative contracts and our customers. Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions

Form 10-Q

are executed with a group of major financial institutions and have varying maturities through July 2012. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Additionally, consumer spending continues to be affected by the current macro-economic environment. Continued deterioration, or lack of improvement, in the markets and economic conditions generally could adversely impact our customers and their ability to access credit.
We may utilize our committed and uncommitted lines of credit to fund our seasonal working capital needs. We have not experienced any restrictions on the availability of these lines and the adverse capital and credit market conditions are not expected to significantly affect our ability to meet our liquidity needs.
At the end of the first quarter of 2011, we had an unsecured committed revolving credit agreement with a group of banks, which matures on June 2, 2011 (the “Agreement”). The Agreement provided for $200 million of committed borrowings, of which up to $125 million could be used for letters of credit. Any letters of credit outstanding under the Agreement ($1.6 million at April 1, 2011) reduced the amount available for borrowing under the Agreement. Upon approval of the bank group, we could increase the committed borrowing limit by $100 million for a total commitment of $300 million. Under the terms of the Agreement, we could borrow at interest rates based on Eurodollar rates (approximately 0.3% at April 1, 2011), plus an applicable margin based on a fixed-charge coverage grid of between 13.5 and 47.5 basis points that is adjusted quarterly. As of April 1, 2011, the applicable margin under the facility was 47.5 basis points. We paid a utilization fee of an additional 5 basis points if our outstanding borrowings under the facility exceed $100 million. We also paid a commitment fee of 6.5 to 15 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of April 1, 2011, the commitment fee was 15 basis points. The Agreement placed certain limitations on additional debt, stock repurchases, acquisitions, and the amount of dividends we could pay, and included certain other financial and non-financial covenants. The primary financial covenants related to maintaining a minimum fixed-charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. We measured compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis.
On April 26, 2011, we entered into an amended and restated unsecured revolving credit facility with a group of banks (the “New Agreement”). The New Agreement, which will expire on April 26, 2016, amends and restates the Agreement. Borrowing availability and financial covenants in the New Agreement are substantially similar to those under the Agreement. Under the terms of the New Agreement, we may borrow at interest rates based on Eurodollar rates plus an applicable margin based on a fixed-charge coverage grid of between 87.5 and 175 basis points that is adjusted quarterly. We will also pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly.
We have uncommitted lines of credit available from certain banks which totaled $30 million at April 1, 2011. Any borrowings under these lines would be at prevailing money market rates. Further, we have an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.
We had no borrowings outstanding under any of our credit facilities during, or as of, the quarters ended April 1, 2011 and April 2, 2010.
Management believes that our operating costs, capital requirements and funding for our share repurchase program for the balance of 2011 will be funded through our current cash balances, our credit facilities and cash from operations, without the need for additional financing. We are undertaking a multi-year Business Transformation Initiative pursuant to which we will develop and implement an ERP system to better support our business model and further streamline our operations. It is the Company’s intent to finance these costs with cash from operations, without the need for additional financing. However, as discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, several risks and uncertainties could require that the Company raise additional capital through equity and/or debt financing. From time to time, the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. However, if the need arises, our ability to obtain any additional financing will depend upon prevailing market conditions, our financial condition and the terms and conditions of such financing.

Form 10-Q

Off-Balance Sheet Arrangements
Letters of Credit
As of April 1, 2011, December 31, 2010 and April 2, 2010, we had letters of credit outstanding of $20.1 million, $16.5 million and $15.7 million, respectively. These letters of credit were issued principally in support of real estate commitments.
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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lender’s cost of funds, plus an applicable spread, or prevailing money market rates. As of April 1, 2011, December 31, 2010 and April 2, 2010, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to mitigate the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decreasing the volatility of our earnings. The foreign currency forward contracts under this program will expire in sixteen months or less. Based upon a sensitivity analysis as of April 1, 2011, a 10% change in foreign exchange rates would cause the fair value of our derivative instruments to increase/decrease by approximately $18.9 million, compared to an increase/decrease of $19.4 million at December 31, 2010 and an increase/decrease of $11.5 million at April 2, 2010.

Form 10-Q

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, and Part II, Item 1A of any Quarterly Report on Form 10-Q filed subsequent to our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K, and in any Quarterly Report on Form 10-Q filed subsequent to our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The risk factor described below is an addition to those risk factors referenced above:
Our business could be adversely impacted by natural disasters, including earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions.
Natural disasters such as earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including energy shortages and public health issues, could disrupt our operations, or the operations of our business partners, or result in economic instability that may negatively impact our operating results and financial condition.
On March 11, 2011, an earthquake occurred off the northeast coast of Japan. The Company’s organization and assets in Japan were not materially damaged by the earthquake and resultant tsunami. However, the implications of these events and the resulting damage to Japan’s infrastructure, consumer confidence, and overall economy remain unclear. While we cannot yet fully assess the impact on our Japan business, we believe there could be a negative impact on our revenues and profits for this geography throughout the remainder of fiscal 2011 and into fiscal 2012.

Form 10-Q

Item 6. EXHIBITS
Exhibit 10.1 – The Timberland Company 2011 Executive Long Term Incentive Program, filed herewith.
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

THE TIMBERLAND COMPANY (Registrant)
Date: May 5, 2011	By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
Chief Executive Officer

Date: May 5, 2011	By:	/s/ CARRIE W. TEFFNER
Carrie W. Teffner
Chief Financial Officer

Form 10-Q

EXHIBIT INDEX

Exhibit		Description

Exhibit 10.1		The Timberland Company 2011 Executive Long Term Incentive Program, filed herewith.

Exhibit 31.1		Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2		Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1		Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2		Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 101.INS	—	XBRL Instance Document

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document