Form 10-Q
period 2011-07-01
TIMBERLAND CO
filed 2011-08-04
CIK 814361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2011
OR

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
☐ Yes ☒ No
On July 29, 2011, 40,271,813 shares of the registrant’s Class A Common Stock were outstanding and 10,568,389 shares of the registrant’s Class B Common Stock were outstanding.

Form 10-Q

THE TIMBERLAND COMPANY
FORM 10-Q

Page(s)
Part I Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets - July 1, 2011, December 31, 2010 and July 2, 2010	4

Unaudited Condensed Consolidated Statements of Operations - For the Quarters and Six Months Ended July 1, 2011 and July 2, 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Six Months Ended July 1, 2011 and July 2, 2010	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

Part II Other Information

Item 1. Legal Proceedings	38-39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6. Exhibits	41

Signatures	42

Exhibit Index	43

Exhibits
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements
The Timberland Company (the “Company”) wishes to take advantage of The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, which provide a “safe harbor” for certain written and oral forward-looking statements to encourage companies to provide prospective information. Statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target,” or words or phrases of similar meaning, and other statements contained in this Quarterly Report regarding matters that are not historical facts are forward-looking statements. Prospective information is based on management’s then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions used in making such expectations or forecasts, may become inaccurate. The discussion in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q identifies important factors that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company. The risks included in Part I, Item 1A, Risk Factors, of the Form 10-K and Part II, Item 1A of this Quarterly Report are not exhaustive. Other sections of the Form 10-K as well as this Quarterly Report or previously filed Quarterly Reports may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	July 1,	December 31,	July 2,
	2011	2010	2010
Assets
Current assets
Cash and equivalents	$233,800	$272,221	$237,798
Accounts receivable, net of allowance for doubtful accounts of $7,577 at July 1, 2011, $10,859 at December 31, 2010 and $11,130 at July 2, 2010	116,701	188,336	86,836
Inventory	251,720	180,068	177,206
Prepaid expense	32,748	32,729	31,506
Prepaid income taxes	36,245	25,083	27,244
Deferred income taxes	19,343	22,562	27,085
Derivative assets	51	29	7,882

Total current assets	690,608	721,028	595,557

Property, plant and equipment and capitalized software costs, net	78,411	68,043	64,502
Deferred income taxes	10,148	15,594	18,683
Goodwill	38,958	38,958	38,958
Intangible assets, net	33,630	34,839	36,195
Other assets, net	18,264	13,897	12,670

Total assets	$870,019	$892,359	$766,565

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$110,156	$91,025	$78,946
Accrued expense
Payroll and related	30,262	47,376	27,678
Other	59,594	80,675	52,877
Income taxes payable	5,172	25,760	15,330
Deferred income taxes	-	-	388
Derivative liabilities	6,870	1,690	91

Total current liabilities	212,054	246,526	175,310

Other long-term liabilities	38,858	34,322	38,234
Commitments and contingencies (See Note 13) Stockholders’ equity
Preferred Stock, $.01 par value; 2,000,000 shares authorized; none issued	-	-	-
Class A Common Stock, $.01 par value (1 vote per share); 120,000,000 shares authorized; 77,091,327 shares issued at July 1, 2011, 75,543,672 shares issued at December 31, 2010 and 75,072,360 shares issued at July 2, 2010	771	756	751
Class B Common Stock, $.01 par value (10 votes per share); convertible into Class A shares on a one-for-one basis; 20,000,000 shares authorized; 10,568,389 shares issued and outstanding at July 1, 2011, 10,568,389 shares issued and outstanding at December 31, 2010 and 10,889,160 shares issued and outstanding at July 2, 2010	106	106	109
Additional paid-in capital	328,503	280,154	272,820
Retained earnings	1,069,170	1,071,305	976,978
Accumulated other comprehensive income	9,254	6,671	9,478
Treasury Stock at cost; 36,845,309 Class A shares at July 1, 2011, 35,610,050 Class A shares at December 31, 2010 and 33,511,452 Class A shares at July 2, 2010	(788,697)	(747,481)	(707,115)

Total stockholders’ equity	619,107	611,511	553,021

Total liabilities and stockholders’ equity	$870,019	$892,359	$766,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Quarter Ended		For the Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Revenue	$240,127	$188,954	$589,131	$505,996
Cost of goods sold	126,309	95,446	311,999	254,505

Gross profit	113,818	93,508	277,132	251,491

Operating expense
Selling	107,664	86,124	210,740	178,820
General and administrative	36,330	28,942	68,683	56,341
Impairment of goodwill	-	5,395	-	5,395
Impairment of intangible assets	736	7,854	736	7,854
Gain on termination of licensing agreements	-	(1,500)	-	(3,000)

Total operating expense	144,730	126,815	280,159	245,410

Operating income/(loss)	(30,912)	(33,307)	(3,027)	6,081

Other income/(expense), net
Interest income	155	148	285	221
Interest expense	(128)	(142)	(315)	(281)
Other, net	1,140	269	2,821	136

Total other income/(expense), net	1,167	275	2,791	76

Income/(loss) before income taxes	(29,745)	(33,032)	(236)	6,157

Income tax provision/(benefit)	(9,639)	(9,580)	1,899	3,862

Net income/(loss)	$(20,106)	$(23,452)	$(2,135)	$2,295

Earnings/(Loss) per share
Basic	$(.39)	$(.44)	$(.04)	$.04
Diluted	$(.39)	$(.44)	$(.04)	$.04
Weighted-average shares outstanding
Basic	51,191	53,225	51,052	53,698
Diluted	51,191	53,225	51,052	54,184
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-Q

THE TIMBERLAND COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Net income/(loss)	$(2,135)	$2,295
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Deferred income taxes	9,929	(4,811)
Share-based compensation	6,993	3,647
Depreciation and amortization	13,033	13,053
Provision for losses on accounts receivable	316	1,584
Impairment of goodwill	-	5,395
Impairment of intangible assets	736	7,854
Excess tax benefit from share-based compensation	(5,116)	(303)
Unrealized (gain)/loss on derivatives	283	(176)
Other non-cash charges/(credits), net	(32)	222
Increase/(decrease) in cash from changes in operating assets and liabilities:
Accounts receivable	75,438	53,559
Inventory	(71,005)	(20,139)
Prepaid expense and other assets	(1,954)	1,429
Accounts payable	19,416	(700)
Accrued expense	(41,607)	(43,006)
Prepaid income taxes	(11,163)	(15,451)
Income taxes payable	(15,527)	(3,611)
Other liabilities	2,160	205

Net cash provided/(used) by operating activities	(20,235)	1,046

Cash flows from investing activities:
Additions to property, plant and equipment	(19,236)	(7,289)
Other	(499)	(116)

Net cash used by investing activities	(19,735)	(7,405)

Cash flows from financing activities:
Common stock repurchases	(40,939)	(44,220)
Issuance of common stock	36,499	2,435
Excess tax benefit from share-based compensation	5,116	587
Other	(1,195)	(634)

Net cash used by financing activities	(519)	(41,832)

Effect of exchange rate changes on cash and equivalents	2,068	(3,850)

Net decrease in cash and equivalents	(38,421)	(52,041)
Cash and equivalents at beginning of period	272,221	289,839

Cash and equivalents at end of period	$233,800	$237,798

Supplemental disclosures of cash flow information:
Interest paid	$282	$276
Income taxes paid	$19,088	$26,891
Non-cash investing activity (ERP system costs on account)	$3,027	$-
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
The Company’s fiscal quarters end on the Friday closest to the day on which the calendar quarter ends, except that the fourth quarter and fiscal year end on December 31. The second quarters of our fiscal year in 2011 and 2010 ended on July 1, 2011 and July 2, 2010, respectively.
Acquisition by V.F. Corporation
On June 12, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with V.F. Corporation (“VF”) and VF Enterprises, Inc., a wholly owned subsidiary of VF (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of VF. Holders of the outstanding shares of the Company’s common stock at the effective time of the Merger will receive $43.00 per share in cash.
Concurrent with the execution of the Merger Agreement, Sidney W. Swartz, Chairman of the Company’s Board of Directors, Jeffrey B. Swartz, President and Chief Executive Officer of the Company, and certain other members of their families and certain trusts established for the benefit of their families or for charitable purposes (collectively, the “Supporting Stockholders”), who collectively control approximately 73.5% of the combined voting power of the Company’s outstanding Class A and Class B common stock, entered into a Voting Agreement (the “Voting Agreement”) with VF. The Voting Agreement provided that, so long as the Voting Agreement had not previously been terminated in accordance with its terms, the Supporting Stockholders would deliver a written consent adopting the Merger Agreement on July 26, 2011. The written consent was delivered on July 26, 2011, and no further action by any other Company stockholder is required to adopt the Merger Agreement or approve the Merger.
New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The ASU removes the presentation options in Accounting Standard Codification Topic 220 and requires entities to report components of comprehensive income in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. The ASU, which does not change the items that must be reported in other comprehensive income or their accounting treatment, is effective for the Company beginning in the first quarter of 2012.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This accounting standard update is the result of joint efforts by the FASB and IASB to develop a single converged fair value framework that provides guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The ASU’s measurement and disclosure requirements, which are required to be applied prospectively, are effective for the Company beginning in the first quarter of

Form10-Q

2012 and are not expected to have a material impact on the Company’s results of operations or financial position.
In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts. This accounting standard update requires entities with a zero or negative carrying value to assess, considering adverse qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. ASU No. 2010-28 was effective for impairment tests performed by the Company during 2011, and its adoption did not have an impact on the Company’s results of operations or financial position.
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
Financial Assets and Liabilities
The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of July 1, 2011, December 31, 2010, and July 2, 2010:

Description	Level 1	Level 2	Level 3	Impact of Netting	July 1, 2011

Assets:
Cash equivalents:
Time deposits	$-	$90,000	$-	$-	$90,000
Mutual funds	$-	$16,020	$-	$-	$16,020

Foreign exchange forward contracts:
Derivative assets	$-	$586	$-	$(441)	$145

Cash surrender value of life insurance	$-	$8,436	$-	$-	$8,436

Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$-	$7,382	$-	$(441)	$6,941

Form10-Q

Description	Level 1	Level 2	Level 3	Impact of Netting	December 31, 2010

Assets:
Cash equivalents:
Time deposits	$-	$95,000	$-	$-	$95,000
Mutual funds	$-	$13,202	$-	$-	$13,202

Foreign exchange forward contracts:
Derivative assets	$-	$1,801	$-	$(1,771)	$30

Cash surrender value of life insurance	$-	$7,564	$-	$-	$7,564

Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$-	$3,572	$-	$(1,771)	$1,801

Description	Level 1	Level 2	Level 3	Impact of Netting	July 2, 2010

Assets:
Cash equivalents:
Time deposits	$-	$85,004	$-	$-	$85,004
Mutual funds	$-	$36,992	$-	$-	$36,992

Foreign exchange forward contracts:
Derivative assets	$-	$8,612	$-	$(730)	$7,882

Cash surrender value of life insurance	$-	$6,779	$-	$-	$6,779

Liabilities:
Foreign exchange forward contracts:
Derivative liabilities	$-	$821	$-	$(730)	$91
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
The fair value of the derivative contracts in the table above is reported on a gross basis by level based on the fair value hierarchy with a corresponding adjustment for netting for financial statement presentation purposes, where appropriate. The Company often enters into derivative contracts with a single counterparty and certain of these contracts are covered under a master netting agreement. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates. As of July 1, 2011, the derivative contracts above include $94 of assets and $71 of liabilities included in other assets, net and other long-term liabilities, respectively, on our unaudited condensed consolidated balance sheet. As of December 31, 2010, the derivative contracts above include $1 of assets and $111 of liabilities included in other assets, net and other long-term liabilities, respectively, on our unaudited condensed consolidated balance sheet. There were no derivative contracts included in other assets, net or other long-term liabilities on our unaudited condensed consolidated balance sheet as of July 2, 2010.
The cash surrender value of life insurance represents insurance contracts held as assets in a rabbi trust to fund the Company’s deferred compensation plan. These assets are included in other assets, net on our unaudited condensed consolidated balance sheet. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants.

Form10-Q

Nonfinancial Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually at the end of our second quarter and when events occur or circumstances change that would, more likely than not, reduce the fair value of a business unit or an intangible asset with an indefinite-life below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investment in the business unit or an expectation that the carrying amount may not be recoverable, among other factors. The goodwill impairment test, performed at a reporting unit level, is a two-step test that requires, under the first test, that we determine the fair value of a reporting unit and compare it to the reporting unit’s carrying value, including goodwill. We use established income and market valuation approaches to determine the fair value of the reporting unit. For trademark intangible assets, management uses the relief-from-royalty method in which fair value is the discounted value of forecasted royalty revenue arising from a trademark using a royalty rate that an independent third party would pay for use of that trademark. Further information regarding the fair value measurements is provided below.
2011 Analysis
We completed our annual impairment test of goodwill and indefinite-lived trademarks at the end of our second quarter. We determined that the carrying value of the howies trademark exceeded its estimated fair value and, accordingly, recorded an impairment charge of $736. This charge is reflected in the Europe segment. We also concluded that the fair values of the SmartWool trademark and the reporting units to which goodwill relates substantially exceeded their respective carrying values. Accordingly, we did not identify any impairment.
Our test of goodwill requires that we assess the fair value of the North America Wholesale and Europe Wholesale reporting units. We determined their fair value as of July 2, 2010, by preparing a discounted cash flow analysis using forward-looking projections of the reporting units’ future operating results, as well as consideration of market valuation approaches. When completing the step-one test on July 1, 2011, we elected to carry forward the previous determination of fair value for our North America Wholesale and Europe Wholesale reporting units rather than reassess their fair value. We elected to carry forward the previous determination of fair value because we met the following requirements: (i) The most recent fair value determination exceeded the carrying amount by a substantial margin; (ii) based on an analysis of the events that have transpired since last year’s fair valuation, the likelihood was remote that the current fair value would be less than the current carrying amount of the reporting unit; and (iii) the assets or liabilities of the reporting units have not changed significantly since the valuation.
howies
The Company completed its annual impairment testing for the howies indefinite-lived trademark intangible asset in the second quarter of 2011, and recorded a non-cash impairment charge of $736 in its consolidated statement of operations. Management’s business plans and projections were used to develop the expected cash flows for the next five years and a 4% residual revenue growth rate applied thereafter. The analysis reflects a market royalty rate of 1.5% and a weighted average discount rate of 25%, derived primarily from published sources and adjusted for increased market risk. The impairment charge reduced the howies trademark to its estimated fair value of $540 at July 1, 2011.
2010 Analysis
During the quarter ended July 2, 2010, management concluded that the carrying value of goodwill exceeded the estimated fair value for its IPath, North America Retail and Europe Retail reporting units and, accordingly, recorded an impairment charge of $5,395. Management also concluded that the carrying value of the IPath and howies trademarks and other intangible assets exceeded the estimated fair value and, accordingly, recorded an impairment charge of $7,854. The Company’s North America Wholesale and Europe Wholesale business units had fair values substantially in excess of their carrying value. See Note 9 to the unaudited condensed consolidated financial statements.

Form10-Q

Impairment charges included in the second quarter of 2010 unaudited condensed consolidated statement of operations, by segment, are as follows:

	North America		Sub-		Europe		Sub-	Total
	IPath	Retail	Total	IPath	howies	Retail	Total	Company
Goodwill	$4,118	$794	$4,912	$-	$-	$483	$483	$5,395
Trademarks	2,032	-	2,032	1,169	3,181	-	4,350	6,382
Other intangibles	1,228	-	1,228	-	244	-	244	1,472

	$7,378	$794	$8,172	$1,169	$3,425	$483	$5,077	$13,249

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
IPath
The IPath business unit did not meet the revenue and earnings growth forecasted at its acquisition in April 2007. Accordingly, during the second quarter of 2010, management reassessed the financial expectations of this business as part of its long range planning process. The revenue and earnings growth assumptions were developed based on near term trends, potential opportunities and planned investment in the IPath® brand. Management’s business plans and projections were used to develop the expected cash flows for the next five years and a 4% residual revenue growth rate applied thereafter. The analysis reflects a market royalty rate of 1.5% and a weighted average discount rate of 22%, derived primarily from published sources and adjusted for increased market risk. After the charges in the table above, there was $720 of finite-lived trademark intangible assets remaining at July 2, 2010. The carrying value of IPath’s goodwill was reduced to zero.
howies
howies had not met the revenue and earnings growth forecasted at its acquisition in December 2006. Accordingly, during the second quarter of 2010, management reassessed the financial expectations of this business as part of its long range planning process. The revenue and earnings growth assumptions were developed based on near term trends, potential opportunities and planned investment in the howies® brand. Management’s business plans and projections were used to develop the expected cash flows for the next five years and a 4% residual revenue growth rate applied thereafter. The analysis reflects a market royalty rate of 2% and a weighted average discount rate of 24%, derived primarily from published sources and adjusted for increased market risk. After the charges in the table above, there was $1,200 of indefinite-lived trademark intangible assets remaining at July 2, 2010.
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
Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2013. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
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
Forward contracts designated as cash flow hedging instruments are recorded in our unaudited condensed consolidated balance sheets at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income (“OCI”) and reclassified to earnings, in cost of goods sold, in the period that the hedged transaction is recognized in earnings. Cash flows associated with these contracts are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in our unaudited condensed consolidated statements of operations in other, net. The amount of hedge ineffectiveness reported in other, net for the quarters ended July 1, 2011 and July 2, 2010 was not material.
The notional value of foreign currency forward sell contracts entered into as cash flow hedges is as follows:

	Notional Amount
Currency	July 1, 2011	December 31, 2010	July 2, 2010
Pound Sterling	$33,161	$23,536	$22,814
Euro	135,140	88,414	70,080
Japanese Yen	30,063	22,817	16,856

Total	$198,364	$134,767	$109,750

Latest Maturity Date	January 2013	January 2012	April 2011

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
The notional value of foreign currency forward (buy) and sell contracts entered into to mitigate the foreign currency risk associated with certain balance sheet items is as follows (the contract amount represents the net amount of all purchase and sale contracts of a foreign currency):

	Notional Amount
Currency	July 1, 2011	December 31, 2010	July 2, 2010
Pound Sterling	$14,396	$9,312	$(18,221)
Euro	5,798	8,913	(6,558)
Japanese Yen	17,339	28,680	7,309
Canadian Dollar	4,871	6,013	4,855
Norwegian Kroner	3,657	2,219	2,711
Swedish Krona	3,470	2,601	1,970

Total	$49,531	$57,738	$(7,934)

Sell Contracts	$68,725	$71,799	$38,496
Buy Contracts	(19,194)	(14,061)	(46,430)

Total Contracts	$49,531	$57,738	$(7,934)

Latest Maturity Date	October 2011	April 2011	October 2010

Form10-Q

Fair Value of Derivative Instruments
The following table summarizes the fair values and presentation in the unaudited condensed consolidated balance sheets for derivatives, which consist of foreign exchange forward contracts, as of July 1, 2011, December 31, 2010 and July 2, 2010:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 1, 2011	December 31, 2010	July 2, 2010	July 1, 2011	December 31, 2010	July 2, 2010

Derivatives designated as hedge instruments:

Derivative assets	$-	$-	$8,437	$-	$-	$679
Derivative liabilities	242	1,693	45	6,962	3,284	57
Other assets, net	164	6	-	70	5	-
Other long-term liabilities	96	67	-	167	178	-

	$502	$1,766	$8,482	$7,199	$3,467	$736

Derivatives not designated as hedge instruments:

Derivative assets	$74	$29	$124	$24	$-	$-
Derivative liabilities	10	6	6	159	105	85

	$84	$35	$130	$183	$105	$85

Total derivatives	$586	$1,801	$8,612	$7,382	$3,572	$821

Form10-Q

The Effect of Derivative Instruments on the Statements of Operations for the Quarters Ended July 1, 2011 and July 2, 2010

					Amount of Gain/(Loss)
	Amount of Gain/(Loss)			Location of Gain/(Loss)	Reclassified from
	Recognized in OCI on			Reclassified from	Accumulated OCI into
Derivatives in	Derivatives			Accumulated OCI into	Income
Cash Flow	(Effective Portion)			Income	(Effective Portion)
Hedging Relationships	2011	2010		(Effective Portion)	2011	2010

Foreign exchange forward contracts	$(3,319)	$2,812	(1)	Cost of goods sold	$(583)	$273

(1) Amount reported in the prior year of $7,358 was decreased by $4,546 in the current year to $2,812. This amount represents the gain on derivatives recognized in other comprehensive income during the period and was changed to conform to the current period presentation.
The Company expects to reclassify pre-tax losses of $6,717 to the income statement within the next twelve months.

		Amount of Gain/(Loss)
		Recognized in
Derivatives not Designated	Location of Gain/(Loss)Recognized	Income on Derivatives
as Hedging Instruments	In Income on Derivatives	2011	2010

Foreign exchange forward contracts	Other, net	$(809)	$1,545
The Effect of Derivative Instruments on the Statements of Operations for the Six Months Ended July 1, 2011 and July 2, 2010

					Amount of Gain/(Loss)
	Amount of Gain/(Loss)			Location of Gain/(Loss)	Reclassified from
	Recognized in OCI on			Reclassified from	Accumulated OCI into
Derivatives in	Derivatives			Accumulated OCI into	Income
Cash Flow	(Effective Portion)			Income	(Effective Portion)
Hedging Relationships	2011	2010		(Effective Portion)	2011	2010

Foreign exchange forward contracts	$(8,625)	$8,412	(1)	Cost of goods sold	$(3,631)	$1,606

(1) Amount reported in the prior year of $7,358 was increased by $1,054 in the current year to $8,412. This amount represents the gain on derivatives recognized in other comprehensive income during the period and was changed to conform to the current period presentation.

Form10-Q

		Amount of Gain/(Loss)
		Recognized in
Derivatives not Designated	Location of Gain/(Loss)Recognized	Income on Derivatives
as Hedging Instruments	In Income on Derivatives	2011	2010

Foreign exchange forward contracts	Other, net	$(764)	$(622)
Note 4. Share-Based Compensation
Share-based compensation costs were as follows in the quarters and six months ended July 1, 2011 and July 2, 2010, respectively:

	For the Quarter Ended
	July 1, 2011	July 2, 2010
Cost of goods sold	$64	$107
Selling expense	1,064	672
General and administrative expense	2,254	1,310

Total share-based compensation	$3,382	$2,089

	For the Six Months Ended
	July 1, 2011	July 2, 2010
Cost of goods sold	$122	$188
Selling expense	2,178	1,171
General and administrative expense	4,693	2,288

Total share-based compensation	$6,993	$3,647

Long Term Incentive Programs
2011 Executive Long Term Incentive Program
On March 2, 2011, the Management Development and Compensation Committee of the Board of Directors (the “MDCC”) approved the terms of The Timberland Company 2011 Executive Long Term Incentive Program (“2011 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and employees. On March 3, 2011, the Board of Directors also approved the 2011 LTIP with respect to the Company’s Chief Executive Officer. The 2011 LTIP was established under the Company’s 2007 Incentive Plan. The awards are subject to future performance, and consist of performance stock units (“PSUs”), equal in value to one share of the Company’s Class A Common Stock, and performance stock options (“PSOs”), with an exercise price of $38.52 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on March 3, 2011, the date of grant). On May 26, 2011, additional awards were made under the 2011 LTIP consisting of PSUs equal in value to one share of the Company’s Class A Common Stock, and PSOs with an exercise price of $32.51 (the closing price of the Company’s Class A Common Stock as quoted on the New York Stock Exchange on May 26, 2011, the date of grant). Shares with respect to the PSUs will be granted and will vest following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The PSOs will vest in three equal annual installments following the end of the applicable performance period and approval by the Board of Directors, or a committee thereof, of the achievement of the applicable performance metric. The payout of the performance awards will be based on the Company’s achievement of certain levels of revenue growth and earnings before interest, taxes, depreciation and amortization (“EBITDA”), with threshold, target and maximum award levels based upon actual revenue growth and EBITDA of the Company during the applicable performance periods equaling or exceeding such levels. The performance period for the PSUs is the three-year period from January 1, 2011 through December 31, 2013, and the performance period for the PSOs is the twelve-month period from January 1, 2011 through December 31, 2011. No awards shall be made or earned, as the case may be, unless the threshold goal is attained, and the maximum payout may not exceed 200% of the target award.

Form10-Q

The maximum number of shares to be awarded with respect to PSUs under the 2011 LTIP grants is 262,748, which, if earned, will be settled in early 2014. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the 2011 PSUs was $4,299 as of July 1, 2011. This expense is expected to be recognized over a weighted-average remaining period of 2.7 years.
The maximum number of shares subject to exercise with respect to PSOs under the 2011 LTIP grants is 359,058, which, if earned, will be settled, subject to the vesting schedule noted above, in early 2012. Based on current estimates of the performance metrics, unrecognized compensation expense related to the 2011 PSOs was $2,946 as of July 1, 2011. This expense is expected to be recognized over a weighted-average remaining period of 3.7 years.
2010 Executive Long Term Incentive Program
On March 3, 2010, the MDCC approved the terms of The Timberland Company 2010 Executive Long Term Incentive Program (“2010 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and employees. On March 4, 2010, the Board of Directors also approved the 2010 LTIP with respect to the Company’s Chief Executive Officer. On May 13, 2010, additional awards were made under the 2010 LTIP.
The maximum number of shares to be awarded with respect to PSUs under the 2010 LTIP grants is 519,800, which, if earned, will be settled in early 2013. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the 2010 PSUs was $2,523 as of July 1, 2011. This expense is expected to be recognized over a weighted-average remaining period of 1.7 years.
Based on actual 2010 performance, the number of shares subject to exercise with respect to PSOs under the 2010 LTIP grants is 491,842, which shares were settled on March 3, 2011, subject to vesting in three equal annual installments.
2009 Executive Long Term Incentive Program
On March 4, 2009, the MDCC of the Board of Directors approved the terms of The Timberland Company 2009 Executive Long Term Incentive Program (“2009 LTIP”) with respect to equity awards to be made to certain of the Company’s executives and employees. On March 5, 2009, the Board of Directors also approved the 2009 LTIP with respect to the Company’s Chief Executive Officer. On May 21, 2009, additional awards were made under the 2009 LTIP.
The maximum number of shares to be awarded with respect to PSUs under the 2009 LTIP grants is 745,000, which, if earned, will be settled in early 2012. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the 2009 PSUs was $1,048 as of July 1, 2011. This expense is expected to be recognized over a weighted-average remaining period of 0.7 years.
The Company estimates the fair value of its PSOs on the date of grant using the Black-Scholes option valuation model, which employs the following assumptions:

	2011 LTIP	2010 LTIP
	For the Quarter	For the Quarter
	Ended July 1, 2011	Ended July 2, 2010
Expected volatility	52.6%	48.7%
Risk-free interest rate	2.1%	2.5%
Expected life (in years)	5.0	5.0
Expected dividends	-	-

	2011 LTIP	2010 LTIP
	For the Six Months	For the Six Months
	Ended July 1, 2011	Ended July 2, 2010
Expected volatility	49.4%	49.3%
Risk-free interest rate	2.4%	2.8%
Expected life (in years)	6.2	6.3
Expected dividends	-	-

Form10-Q

The following summarizes activity associated with PSOs earned under the Company’s 2009 and 2010 LTIP and excludes the performance-based awards noted above under the 2011 LTIP for which performance conditions have not been met:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	569,065	$9.50
Settled	491,842	19.55
Exercised	(41,436)	9.79
Expired or forfeited	(7,948)	22.55

Outstanding at July 1, 2011	1,011,523	$14.28	8.2	$29,155

Vested or expected to vest at July 1, 2011	951,218	$14.09	8.1	$27,591

Exercisable at July 1, 2011	148,239	$9.43	7.7	$4,991

Unrecognized compensation expense related to these PSOs was $2,746 as of July 1, 2011. This expense is expected to be recognized over a weighted-average remaining period of 1.7 years.
Other Long Term Incentive Programs
During 2010, the MDCC approved a program to award cash or equity awards based upon the achievement of certain project milestones. Awards will be granted upon approval of performance criteria achievement by a steering committee designated by the Board of Directors, and, if equity based, will vest immediately upon achievement of certain project milestones. The Company expects the milestones to be achieved at various stages through 2013. The maximum aggregate value which may be earned by current plan participants in the program is $2,660, and the number of equity awards to be issued, if applicable, will be determined based on the fair market value of the Company’s Class A Common Stock on the date of issuance. Unrecognized compensation expense related to these awards was $1,192 as of July 1, 2011, and the expense is expected to be recognized over a weighted-average remaining period of 1.5 years.
Stock Options
The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option valuation model, which employs the assumptions noted in the following table, for stock option awards excluding awards issued under the Company’s Long Term Incentive Programs discussed above:

	For the Quarter Ended		For the Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Expected volatility	52.6%	48.7%	51.0%	48.7%
Risk-free interest rate	2.1%	2.5%	2.1%	2.5%
Expected life (in years)	5.0	5.0	5.0	5.0
Expected dividends	-	-	-	-

Form10-Q

The following summarizes transactions under stock option arrangements excluding awards under the 2009 and 2010 LTIP, which are summarized in the table above, and the performance-based awards under the 2011 LTIP noted above for which performance conditions have not been met:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	3,659,924	$25.29
Granted	61,806	38.47
Exercised	(1,358,656)	26.12
Expired or forfeited	(29,068)	29.00

Outstanding at July 1, 2011	2,334,006	$25.12	5.0	$41,976

Vested or expected to vest at July 1, 2011	2,304,438	$25.11	4.9	$41,462

Exercisable at July 1, 2011	2,001,903	$25.94	4.4	$34,346

Unrecognized compensation expense related to nonvested stock options was $2,089 as of July 1, 2011. This expense is expected to be recognized over a weighted-average remaining period of 1.5 years.
Nonvested Shares
There were 24,960 nonvested stock awards with a weighted-average grant date fair value of $9.34 outstanding on January 1, 2011. These awards vested in their entirety during the first quarter of 2011, and there is no unrecognized compensation expense associated with them.
Changes in the Company’s restricted stock units, excluding awards under the Company’s Long Term Incentive Programs discussed above, for the quarter ended July 1, 2011 are as follows:

		Weighted-
		Average
	Stock	Grant Date
	Units	Fair Value
Nonvested at January 1, 2011	259,992	$18.27
Awarded	58,293	35.64
Vested	(118,922)	17.74
Forfeited	(5,238)	24.70

Nonvested at July 1, 2011	194,125	$23.64

Expected to vest at July 1, 2011	178,909	$23.43

Unrecognized compensation expense related to nonvested restricted stock units was $3,564 as of July 1, 2011 and the expense is expected to be recognized over a weighted-average remaining period of 1.5 years.
Note 5. Earnings/(Loss) Per Share
Basic and diluted loss per share (“LPS”) for the quarters ended July 1, 2011 and July 2, 2010 and the six months ended July 1, 2011 exclude common stock equivalents and are computed by dividing net loss by the weighted-average number of common shares outstanding for the periods presented.
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

Form10-Q

The following is a reconciliation of the number of shares (in thousands) for the basic and diluted EPS computation for the six months ended July 2, 2010:

	Net	Weighted- Average	Per-Share
	Income	Shares	Amount
Basic EPS	$2,295	53,698	$.04
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	—	323	—
Nonvested shares	—	163	—

Diluted EPS	$2,295	54,184	$.04

The following securities (in thousands) were outstanding as of July 1, 2011 and July 2, 2010, but were not included in the computation of diluted EPS/(LPS) as their inclusion would be anti-dilutive:

	For the Quarter Ended		For the Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Anti-dilutive securities	1,214	2,967	1,336	2,491
Note 6. Comprehensive Income/(Loss)
Comprehensive income/(loss) for the quarters and six months ended July 1, 2011 and July 2, 2010 is as follows:

	For the Quarter Ended		For the Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net income/(loss)	$(20,106)	$(23,452)	$(2,135)	$2,295

Change in cumulative translation adjustment	2,390	(4,512)	7,369	(11,990)
Change in fair value of cash flow hedges, net of taxes	(2,599)	2,412	(4,744)	6,466
Change in other adjustments, net of taxes	13	6	(42)	(46)

Comprehensive income/loss	$(20,302)	$(25,546)	$448	$(3,275)

The components of accumulated other comprehensive income as of July 1, 2011, December 31, 2010 and July 2, 2010 were:

	July 1, 2011	December 31, 2010	July 2, 2010
Cumulative translation adjustment	$15,392	$8,023	$1,663
Fair value of cash flow hedges, net of taxes of $(333) at July 1, 2011, $(84) at December 31, 2010 and $388 at July 2, 2010	(6,335)	(1,591)	7,370
Other adjustments, net of taxes of $61 at July 1, 2011, $96 at December 31, 2010 and $105 at July 2, 2010	197	239	445

Total	$9,254	$6,671	$9,478

Note 7. Business Segments and Geographic Information
The Company has three reportable segments: North America, Europe and Asia. The composition of the segments is consistent with that used by the Company’s chief operating decision maker.

Form10-Q

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
Operating income/loss shown below for the quarter and six months ended July 1, 2011 includes an impairment charge of $736 in Europe related to a certain intangible asset. Operating income/(loss) shown below for the quarter and six months ended July 2, 2010 includes impairment charges of $8,172 and $5,077 in North America and Europe, respectively, related to goodwill and certain other intangible assets. See Notes 2 and 9 to the unaudited condensed consolidated financial statements for additional information. Operating income for North America for the quarter and six months ended July 2, 2010 also includes gains related to the termination of licensing agreements of $1,500 and $3,000, respectively.
For the Quarter Ended July 1, 2011 and July 2, 2010

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2011
Revenue	$106,134	$91,713	$42,280	$-	$240,127
Operating income/(loss)	8,131	(6,198)	1,523	(34,368)	(30,912)
Income/(loss) before income taxes	8,131	(6,198)	1,523	(33,201)	(29,745)
Total assets	250,244	340,345	78,612	200,818	870,019
Goodwill	31,964	6,994	-	-	38,958

2010
Revenue	$91,995	$66,750	$30,209	$-	$188,954
Operating income/(loss)	2,921	(11,812)	2,630	(27,046)	(33,307)
Income/(loss) before income taxes	2,921	(11,812)	2,630	(26,771)	(33,032)
Total assets	211,059	323,512	49,459	182,535	766,565
Goodwill	31,964	6,994	-	-	38,958

Form10-Q

For the Six Months Ended July 1, 2011 and July 2, 2010

				Unallocated
	North America	Europe	Asia	Corporate	Consolidated
2011
Revenue	$238,117	$257,418	$93,596	$—	$589,131
Operating income/(loss)	29,417	22,684	9,769	(64,897)	(3,027)
Income/(loss) before income taxes	29,417	22,684	9,769	(62,106)	(236)

2010
Revenue	$213,853	$218,380	$73,763	$—	$505,996
Operating income/(loss)	24,563	25,456	9,477	(53,415)	6,081
Income/(loss) before income taxes	24,563	25,456	9,477	(53,339)	6,157
The following summarizes our revenue by product for the quarters and six months ended July 1, 2011 and July 2, 2010:

	For the Quarter Ended		For the Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Footwear	$168,697	$131,589	$416,865	$357,150
Apparel and accessories	66,027	52,069	160,275	137,758
Royalty and other	5,403	5,296	11,991	11,088

	$240,127	$188,954	$589,131	$505,996

Note 8. Inventory
Inventory consists of the following:

	July 1, 2011	December 31, 2010	July 2, 2010
Materials	$12,827	$11,299	$9,102
Work-in-process	1,711	841	1,382
Finished goods	237,182	167,928	166,722

Total	$251,720	$180,068	$177,206

Note 9. Goodwill and Intangibles
The Company completed its annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of 2011, and determined that the carrying value of a certain intangible asset related to its howies® brand exceeded fair value. Accordingly, the Company recorded a non-cash impairment charge of $736 in its consolidated statement of operations. The impairment charge reduced the trademark of the howies® brand to its fair value of $540 at July 1, 2011.

Form10-Q

The Company completed its annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of 2010, and determined that the carrying values of certain goodwill and intangible assets, primarily related to its IPath® and howies® brands, exceeded fair value. Accordingly, the Company recorded non-cash impairment charges of $5,395 and $7,854 for goodwill and intangible assets, respectively, in its consolidated statement of operations. The impairment charge reduced the goodwill related to the IPath, North America retail, and Europe retail reporting units to zero. The charge of $7,854 reduced the trademark and other intangible assets of IPath and howies to their respective fair values at July 2, 2010 of $720 and $1,200. See Note 2 to the unaudited condensed consolidated financial statements for additional information.
A summary of goodwill activity by segment follows:

	2011			2010
		Accumulated	Net Book		Accumulated	Net Book
	Gross	Impairment	Value	Gross	Impairment	Value
Balance at January 1:
North America	$36,876	$(4,912)	$31,964	$36,876	$-	$36,876
Europe	7,477	(483)	6,994	7,477	-	7,477

Total	$44,353	$(5,395)	$38,958	$44,353	$-	$44,353

Impairment charges:
North America	$-	$-	$-	$-	$(4,912)	$(4,912)
Europe	-	-	-	-	(483)	(483)

Total	$-	$-	$-	$-	$(5,395)	$(5,395)

Balance at end of quarter:
North America	$36,876	$(4,912)	$31,964	$36,876	$(4,912)	$31,964
Europe	7,477	(483)	6,994	7,477	(483)	6,994

Total	$44,353	$(5,395)	$38,958	$44,353	$(5,395)	$38,958

Intangible assets consist of trademarks and other intangible assets. Other intangible assets consist of customer, patent and non-competition related intangible assets. Intangible assets consist of the following:

	July 1, 2011			December 31, 2010
			Net
		Accumulated	Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value
Trademarks (indefinite-lived)	$31,710	$-	$31,710	$32,402	$-	$32,402
Trademarks (finite-lived)	3,731	(2,292)	1,439	4,064	(2,462)	1,602
Other intangible assets (finite-lived)	5,729	(5,248)	481	5,995	(5,160)	835

Total	$41,170	$(7,540)	$33,630	$42,461	$(7,622)	$34,839

Form 10-Q

Note 10. Credit Agreement
On April 26, 2011, we entered into a Third Amended and Restated Revolving Credit Agreement with a group of banks led by Bank of America, N.A. (the “Agreement”). The Agreement amends and restates in its entirety the Second Amended and Restated Revolving Credit Agreement dated as of June 2, 2006. The Agreement expires on April 26, 2016. The Agreement provides for $200,000 of committed, unsecured borrowings, of which up to $125,000 may be used for letters of credit. Any letters of credit outstanding under the Agreement ($1,595 at July 1, 2011) reduce the amount available for borrowing under the Agreement. Upon the approval of the bank group, the Company may increase the committed borrowing limit by $100,000 for a total commitment of $300,000. This facility may be used for working capital, share repurchases, acquisitions and other general corporate purposes. Under the terms of the Agreement, the Company may borrow at interest rates based on Eurodollar rates, plus an applicable margin of between 87.5 and 175.0 basis points based on a fixed charge coverage grid. In addition, the Company will pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed charge coverage grid that is adjusted quarterly. The financial covenants set forth in the Agreement relate to maintaining a minimum fixed charge coverage ratio of 2.25:1 and a leverage ratio of 2:1. The Company will measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis. The Agreement also contains certain customary affirmative and negative covenants.
Note 11. Income Taxes
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
Note 12. Share Repurchase
On March 10, 2008, our Board of Directors approved the repurchase of up to 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 301,866 and 1,324,259 for the quarter and six months ended July 2, 2010, respectively. As of July 1, 2011, there were no shares remaining available for repurchase under this authorization.
On December 3, 2009, our Board of Directors approved the repurchase of up to an additional 6,000,000 shares of our Class A Common Stock. Shares repurchased under this authorization totaled 1,022,767 for the quarter and six months ended July 2, 2010. Shares repurchased under this authorization totaled 1,202,101 for the quarter and six months ended July 1, 2011. As of July 1, 2011, 1,695,336 shares remained available for repurchase under this authorization.
On May 26, 2011, our Board of Directors approved the repurchase of up to an additional 5,000,000 shares of our Class A Common Stock, all of which remained available for repurchase as of July 1, 2011.
From time to time, we use plans adopted under Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, to facilitate share repurchases.
During the first six months of 2010, 200,000 shares of our Class B Common Stock were converted to an equivalent amount of our Class A Common Stock.
Note 13. Litigation
We are involved in various litigation and legal proceedings that have arisen in the ordinary course of business and with respect to particular transactions and events as described below. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on our unaudited condensed consolidated financial statements.

Form 10-Q

Shareholder Litigation
Shortly after the Company entered into the Merger Agreement with V.F. Corporation, three putative stockholder class action complaints were filed, on behalf of Timberland’s public stockholders, in the Court of Chancery of the State of Delaware against Timberland, the members of the Timberland Board, V.F. Corporation, and V.F. Enterprises, Inc., a wholly-owned subsidiary of V.F. Corporation. The complaints generally allege, among other things, that the members of the Timberland Board breached their fiduciary duties owed to Timberland’s public stockholders by causing Timberland to enter into the Merger Agreement, approving the merger, failing to take steps to ascertain and maximize the value of Timberland, failing to conduct a public auction or other market check, and failing to provide Timberland’s public stockholders with the right to vote on whether to approve the merger, and that V.F. Corporation and V.F. Enterprises, Inc. aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the Merger Agreement improperly favors V.F. Corporation and unduly restricts Timberland’s ability to negotiate with other potential bidders. The complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting defendants from consummating the merger, other forms of equitable relief, and compensatory damages. On June 30, 2011, the three actions described above were consolidated under the caption In re The Timberland Company Shareholder Litigation, C.A. No. 6577-CS. While this litigation is at an early stage, the Company believes that the claims are without merit and intends to defend against the litigation vigorously.
A purported class action, City of Omaha Police and Fire Retirement System, On Behalf of Itself and All Others Similarly Situated v. The Timberland Company and Jeffrey B. Swartz, U.S.D.C., District of New Hampshire, was filed on June 3, 2011 on behalf of persons who purchased the common stock of Timberland between February 17, 2011 and May 4, 2011, seeking remedies under the Securities Exchange Act of 1934. The Complaint alleges false and misleading statements and a scheme to defraud during the class period. While this litigation is at an early stage, the Company believes this lawsuit is without merit and intends to defend against the litigation vigorously.

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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns and allowances,

Form 10-Q

realization of outstanding accounts receivable, derivatives, other contingencies, impairment of assets, incentive compensation accruals, share-based compensation and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from our estimates. Notwithstanding the foregoing, because of the uncertainty inherent in these matters, actual results could differ from the estimates used in, or that result from, applying our critical accounting policies. Our significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in Part II, Item 8: Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes to these critical accounting policies during the six months ended July 1, 2011. Our estimates, assumptions and judgments involved in applying the critical accounting policies are described in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010.
During the quarter ended July 1, 2011, management concluded that the carrying value of the howies trademark exceeded the estimated fair value and, accordingly, recorded an impairment charge of $0.7 million. The Company’s North America Wholesale and Europe Wholesale business units have fair values substantially in excess of their carrying value. See Notes 2 and 9 to the unaudited condensed consolidated financial statements for additional information.
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
These non-recurring fair value measurements were developed using significant unobservable inputs (Level 3). For goodwill, the primary valuation technique used was the discounted cash flow analysis based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates proportionate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization for a group of similar publicly traded companies and, if applicable, recent transactions involving comparable companies. The Company believes the blended use of these models balances the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. When completing the analysis at July 1, 2011, we elected to carry forward the fair values determined at July 2, 2010 for our North America Wholesale and Europe Wholesale reporting units rather than reassess their fair value. For trademark intangible assets, management used the relief-from-royalty method in which fair value is the discounted value of forecasted royalty revenue arising from a trademark using a royalty rate that an independent third party would pay for use of that trademark.
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

Form 10-Q

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
On June 12, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with V.F. Corporation (“VF”) and VF Enterprises, Inc., a wholly owned subsidiary of VF (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of VF. Holders of the outstanding shares of the Company’s common stock at the effective time of the Merger will receive $43.00 per share in cash.
A summary of our second quarter of 2011 financial performance, compared to the second quarter of 2010, follows:
•	Second quarter revenue increased 27.1%, or 20.6% on a constant dollar basis, to $240.1 million.

•	Gross margin decreased from 49.5% to 47.4%.

•	Operating expenses were $144.7 million, an increase of 14.1% from $126.8 million in the prior year period. Operating expenses for the second quarter of 2011 include impairment charges of $0.7 million. Operating expenses for the second quarter of 2010 include impairment charges of $13.2 million and a gain on the termination of a licensing agreement of $1.5 million.

•	We recorded an operating loss of $30.9 million in the second quarter of 2011, compared to an operating loss of $33.3 million in the prior year period. Operating loss includes impairment charges of $0.7 million and $13.2 million for the second quarter of 2011 and 2010, respectively.

•	Net loss was $20.1 million in the second quarter of 2011, compared to $23.5 million in the second quarter of 2010.

•	Loss per share decreased from $0.44 in the second quarter of 2010 to $0.39 in the second quarter of 2011.

•	Cash at the end of the quarter was $233.8 million with no debt outstanding.
We have undertaken a multi-year business system transformation initiative, pursuant to which we will develop and implement an integrated enterprise resource planning, or ERP, system to better support our business model and further streamline our operations. The Company incurred incremental expenses of approximately $1.2 million during the quarter ended July 1, 2011 related to this ERP implementation, as well as $3.3 million in capital spending, primarily related to software implementation and hardware.
Results of Operations for the Quarter Ended July 1, 2011 as Compared to the Quarter Ended July 2, 2010
Revenue
In the second quarter of 2011, our consolidated revenues grew 27.1% to $240.1 million, reflecting double-digit growth across North America and each of our major markets in Europe and Asia. On a constant dollar basis, consolidated revenues increased 20.6%.

Form 10-Q

Products
By product group, our footwear revenues increased 28.2% to $168.7 million compared to the prior year quarter, and apparel and accessories revenues grew 26.8% to $66.0 million. Growth in footwear revenues was driven primarily by strong growth in men’s footwear in both wholesale and retail channels across all geographic regions, as well as benefits from foreign exchange. The improvement in apparel and accessories revenues compared to the prior year quarter reflects revenue growth across all regions as well, with Europe wholesale accounts and Asia retail stores driving growth in apparel and SmartWool driving growth in accessories. Royalty and other revenue increased slightly to $5.4 million.
In May 2011, the Company signed an agreement (the “Agreement”) allowing for the early expiration and wind-down of the licensing agreement associated with the supplier of men’s apparel in North America. The Agreement calls for the licensing term to expire on December 31, 2011, but allows for the licensee to sell licensed products to certain accounts through April 1, 2012, and to sell certain products to the Company for delivery through May 2012 for subsequent resale in its stores. In addition to royalties payable under the Agreement, in consideration of the early expiration of the licensing agreement, the Company will receive a payment of approximately $6.0 million payable between January 30, 2012 and February 29, 2012.
Channels
Wholesale revenue was $151.1 million in the second quarter of 2011, a 28.7% increase compared to the prior year quarter, driven by double-digit growth in North America, Europe and Asia and the benefits of foreign exchange rate changes.
Retail revenues grew 24.5% to $89.0 million in the second quarter of 2011, driven by strong comparable store sales growth, the net addition of 16 stores and favorable foreign exchange rate impacts.
Comparable store sales were up 14.3% compared to the second quarter of 2010, reflecting double digit growth in North America and Asia, and strong growth in Europe. Comparable store sales include revenues from Company-operated stores for which all of the following requirements have been met: the store has been open at least one year, square footage has not changed by more than 25% within the past year, and the store has not been permanently repositioned within the past year. Sales for stores that are closed for renovation or relocation are excluded from the comparable store calculation until such stores are reopened. Prior year foreign exchange rates are applied to both current year and prior year comparable store sales to achieve a consistent basis for comparison.
We had 240 and 224 Company-owned stores, shops and outlets worldwide at the end of the second quarters of 2011 and 2010, respectively.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 47.4% for the second quarter of 2011, a 210 basis point decline compared to the second quarter of 2010. The decrease in gross margin reflects higher product costs associated with leather, transportation and labor costs, partially offset by favorable foreign exchange rate impacts. The Company expects these input costs to continue to adversely impact gross margin through 2011, although price increases are expected to help mitigate the impact of these costs in the second half of 2011.
Operating Expense
Operating expense for the second quarter of 2011 was $144.7 million, an increase of $17.9 million, or 14.1%, when compared to the second quarter of 2010. The increase in operating expense was driven by an increase in selling expense of $21.5 million and in general and administrative expense of $7.4 million, partially offset by a decrease in impairment charges related to goodwill and intangible assets of $12.5 million. Additionally, operating expense in the second quarter of 2010 included a $1.5 million gain related to the termination of a licensing agreement. Foreign exchange rate changes increased operating expense by approximately $7.9 million in the second quarter of 2011.
Selling expense was $107.7 million in the second quarter of 2011, an increase of 25.0% over the same period in 2010. Selling expense reflects planned investments in marketing and advertising and retail expansion, as well as variable costs associated with strong revenue growth. Selling expense as a percent of revenue was 44.8% in the second quarter of 2011 compared to 45.6% in the second quarter of 2010.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $8.1 million and $7.1 million in the second quarters of 2011 and 2010, respectively.

Form 10-Q

In each of the second quarters of 2011 and 2010, we recorded $0.5 million of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $4.1 million and $2.8 million for the quarters ended July 1, 2011 and July 2, 2010, respectively.
Advertising expense, which is included in selling expense, was $9.7 million and $5.5 million in the second quarters of 2011 and 2010, respectively. The increase was driven by a planned investment in out of home, Internet and digital media, television and print campaigns. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and Internet campaigns, production costs including agency fees, and catalog costs. Advertising costs are expensed at the time the advertising is used, predominantly in the season that the advertising costs are incurred. Prepaid advertising recorded on our unaudited condensed consolidated balance sheets as of July 1, 2011 and July 2, 2010 was $3.3 million and $2.2 million, respectively.
General and administrative expense for the second quarter of 2011 was $36.3 million, an increase of 25.5% compared to the $28.9 million reported in the second quarter of 2010, driven by increases in incentive compensation and other employee related costs of $4.4 million, $1.8 million in costs associated with the proposed acquisition of the Company by V.F. Corporation, and incremental costs of $1.2 million related to business system transformation initiatives. General and administrative expense as a percent of revenue was 15.1% in the second quarter of 2011 compared to 15.3% in the second quarter of 2010.
Total operating expense in the second quarter of 2011 also included an impairment charge of $0.7 million related to an intangible asset. 2010 included an impairment charge of $7.8 million related to certain intangible assets, an impairment charge of $5.4 million related to goodwill, and a gain of $1.5 million associated with the termination of a licensing agreement. Approximately $12.0 million of the total $13.2 million in impairment charges recorded in the second quarter of 2010 related to IPath and howies. See Note 2 to the unaudited condensed consolidated financial statements.
Operating Loss
We recorded an operating loss of $30.9 million in the second quarter of 2011, compared to an operating loss of $33.3 million in the prior year period. Operating loss included an impairment charge of $0.7 million in the second quarter of 2011. In the second quarter of 2010, operating loss included impairment charges of $13.2 million and a gain of $1.5 million associated with the termination of a licensing agreement.
Other Income/(Expense) and Taxes
Interest income was $0.1 million in each of the second quarters of 2011 and 2010. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and bank guarantees, and interest paid on short-term borrowings, was $0.1 million in each of the second quarters of 2011 and 2010.
Other, net, included foreign exchange gains of $1.1 million and $1.0 million in the second quarters of 2011 and 2010, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of local currency denominated receivables and payables. These results were driven by the volatility of exchange rates within the second quarters of 2011 and 2010 and should not be considered indicative of expected future results.
The effective income tax rate for the second quarter of 2011 was 32.4%. The Company anticipates that its effective tax rate for 2011 will be lower than its overall statutory rate of 39%. The effective income tax rate for the second quarter of 2010 was 29.0%.
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
Revenue by segment for the quarter ended July 1, 2011 compared to the quarter ended July 2, 2010 is as follows (dollars in millions):

	For the Quarter Ended
	July 1,	July 2,
	2011	2010	% Change

North America	$106.1	$92.0	15.4%
Europe	91.7	66.8	37.4
Asia	42.3	30.2	40.0

	$240.1	$189.0	27.1

Operating income/(loss) by segment and as a percentage of revenue for the quarters ended July 1, 2011 and July 2, 2010 are included in the table below (dollars in millions). Segment operating income/(loss) is presented as a percentage of its respective segment revenue. Unallocated Corporate expenses are presented as a percentage of total revenue. Europe includes an impairment charge of $0.7 million in the quarter ended July 1, 2011. North America and Europe include impairment charges of $8.1 million and $5.1 million, respectively, in the quarter ended July 2, 2010. Additionally, North America includes a gain of $1.5 million related to the termination of a licensing agreement in the quarter ended July 2, 2010.

	For the Quarter Ended
	July 1,		July 2,
	2011		2010

North America	$8.1	7.7%	$2.9	3.2%
Europe	(6.2)	(6.8)	(11.8)	(17.7)
Asia	1.5	3.6	2.6	8.7
Unallocated Corporate	(34.3)	(14.3)	(27.0)	(14.3)

	$(30.9)	(12.9)	$(33.3)	(17.6)

North America
North America revenues were $106.1 million in the second quarter of 2011, an increase of 15.4% as compared to the same period in 2010. The results reflect solid growth from our Timberland® and Timberland PRO® footwear, as well as SmartWool® accessories. Within North America, revenue from our retail business grew 19.3%, driven by a 20.2% increase in comparable store sales, and a 32.0% increase in e-commerce sales. We had 67 stores at July 1, 2011 compared to 66 stores at July 2, 2010.
Operating income for our North America segment was $8.1 million, compared to $2.9 million for the second quarter of 2010. A 9.7% decrease in operating expenses was due primarily to a decrease in impairment charges of $8.1 million partially offset by increased investments in marketing and retail expansion and the impact in 2010 of a $1.5 million gain associated with the termination of a licensing agreement. Gross profit improved slightly in the second quarter of 2011 compared to the second quarter of 2010, as the benefit of increased volume offset the impact of a rate decline resulting from higher product costs and an increase in provisions for sales returns and allowances.
Europe
Europe recorded revenues of $91.7 million in the second quarter of 2011, a 37.4% increase from the second quarter of 2010, and an increase of 24.6% on a constant dollar basis. Europe recorded double-digit growth in the wholesale channel across

Form 10-Q

each of its major markets, as well as strong growth across its retail stores. Sales through both the wholesale and retail channels reflect strong growth in men’s footwear, as well as in apparel sales. Retail growth of 27.1% was driven by comparable store sales growth of 9.4% coupled with retail expansion resulting in the net addition of 4 stores, as well as favorable foreign exchange impacts. We had 67 stores at July 1, 2011 compared to 63 stores at July 2, 2010.
Timberland’s European segment recorded an operating loss of $6.2 million in the second quarter of 2011, compared to an operating loss of $11.8 million in the second quarter of 2010. The improvement was driven by increased gross profit resulting from volume and foreign exchange benefits partially offset by higher product costs and unfavorable mix impacts. This improvement was partially offset by an 18.9% increase in operating expenses, as a lower impairment charge in 2011 as compared to 2010 was more than offset by incremental marketing costs, investments in retail expansion, higher variable costs on increased volume and an unfavorable impact from foreign exchange rates.
Asia
In Asia, revenues increased 40.0%, or 28.1% in constant dollars, to $42.3 million in the second quarter of 2011 driven by double-digit growth in each of our major markets, resulting in part from the impact of new retail stores. Footwear sales drove growth in our wholesale channel, while apparel drove the growth in our retail stores. Retail revenues were up 28.7%, reflecting strong comparable store sales, the net addition of eleven new stores, and favorable foreign exchange rate impacts. Comparable store sales grew 12.4%, and we added eleven new stores year over year. We had 106 stores at July 1, 2011 compared to 95 stores at July 2, 2010.
We had operating income in our Asia segment of $1.5 million for the second quarter of 2011, compared to operating income of $2.6 million for the second quarter of 2010. These results reflect an improvement in gross profit as the impacts of higher volume and favorable foreign exchange rates were partially offset by higher product costs and unfavorable close-out and sales returns and allowance trends. This improvement was more than offset by an increase in operating expense of 40.3% due to investments in retail expansion, higher variable costs on increased volume, incremental marketing costs and an unfavorable impact from foreign exchange rates.
Corporate Unallocated
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, increased 27.2% to $34.3 million, which reflects higher incentive compensation costs, legal expenses associated with the proposed acquisition of the Company by V.F. Corporation, planned investments in brand marketing, incremental costs related to business system transformation initiatives, and unfavorability in certain supply chain costs which are not allocated to our reported segments.
Results of Operations for the Six Months Ended July 1, 2011 as Compared to the Six Months Ended July 2, 2010
Revenue
In the first six months of 2011, our consolidated revenues grew 16.4% to $589.1 million, reflecting growth across North America, Europe and Asia and favorable foreign exchange rate impacts. Nearly every market in Europe and Asia delivered top-line growth for the first six months of 2011 compared to the prior year period. We recorded double-digit growth in Germany, Italy, Scandinavia, France and Spain, as well as strong growth in the UK and the Benelux region. Double-digit revenue growth in Japan, Hong Kong, Taiwan and China in the first six months of 2011 drove the favorable year over year improvement in Asia. On a constant dollar basis, consolidated revenues increased 12.9%.
Products
By product group, our footwear revenues increased 16.7% to $416.8 million as compared to the prior year and apparel and accessories revenues grew 16.3% to $160.3 million. Growth in footwear revenues was driven primarily by improved wholesale revenue in Europe and North America and benefits from foreign exchange rates. Footwear revenue growth in North America was driven by double-digit growth in our men’s footwear and Timberland PRO® lines, partially offset by declines in other footwear. The improvement in apparel and accessories revenues compared to the prior year reflects revenue growth in Asia, Europe and North America related to sales of apparel and accessories in our own stores and in

Form 10-Q

Europe through our wholesale partners. Royalty and other revenue increased 8.1% to $12.0 million compared to the prior year period.
Channels
Wholesale revenue was $403.1 million in the first six months of 2011, a 15.4% increase compared to the first six months of 2010, driven by double-digit growth across all regions and favorable foreign exchange rate impacts. Retail revenues grew 18.8% to $186.0 million in the first six months of 2011, driven by strong comparable store sales growth, the net addition of 16 stores and favorable foreign exchange rate impacts.
Comparable store sales were up 10.9% compared to the first six months of 2010, with growth in both our specialty and outlet stores across North America and Asia and our outlet stores in Europe. Comparable store sales include revenues from Company-operated stores for which all of the following requirements have been met: the store has been open at least one year, square footage has not changed by more than 25% within the past year, and the store has not been permanently repositioned within the past year. Sales for stores that are closed for renovation or relocation are excluded from the comparable store calculation until such stores are reopened. Prior year foreign exchange rates are applied to both current year and prior year comparable store sales to achieve a consistent basis for comparison.
Gross Profit
Gross profit as a percentage of sales, or gross margin, was 47.0% for the first six months of 2011, a 270 basis point decline compared to the first six months of 2010. Gross margin decline for the first half of the year was driven by higher product costs associated with leather, transportation and labor costs, partially offset by favorable foreign exchange rate impacts. The Company expects these input costs to continue to adversely impact gross margin through 2011, although price increases are expected to help mitigate the impact of these costs in the second half of 2011.
Operating Expense
Operating expense for the first six months of 2011 was $280.1 million, an increase of $34.7 million, or 14.2%, when compared to the first six months of 2010. The increase in operating expense was driven by an increase in selling expense of $31.9 million and in general and administrative expense of $12.3 million, partially offset by a decrease in impairment charges related to goodwill and intangible assets of $12.5 million. Additionally, results for the first six months of 2010 included a $3.0 million gain related to the termination of licensing agreements. Foreign exchange rate changes increased operating expense by $10.1 million in the first six months of 2011.
Selling expense was $210.7 million in the first six months of 2011, an increase of 17.9% over the same period in 2010. Selling expense reflects planned investments in marketing, advertising and retail expansion, variable costs associated with strong revenue growth and higher compensation costs. Selling expense as a percent of revenue was 35.8% in the first six months of 2011 compared to 35.3% in the first six months of 2010.
We include the costs of physically managing inventory (warehousing and handling costs) in selling expense. These costs totaled $17.1 million and $15.4 million in the first six months of 2011 and 2010, respectively.
In the first six months of 2011 and 2010, we recorded $1.2 million and $1.1 million, respectively, of reimbursed shipping expenses within revenues and the related shipping costs within selling expense. Shipping costs are included in selling expense and were $9.5 million and $8.0 million for the six months ended July 1, 2011 and July 2, 2010, respectively.
Advertising expense, which is included in selling expense, was $14.8 million and $9.3 million in the first six months of 2011 and 2010, respectively. The increase was driven by a planned investment in out of home, Internet and digital media, television and print campaigns. Advertising expense includes co-op advertising costs, consumer-facing advertising costs such as print, television and Internet campaigns, production costs including agency fees, and catalog costs.
General and administrative expense for the first six months of 2011 was $68.7 million, an increase of 21.9% compared to the $56.3 million reported in the first six months of 2010, driven by increases in incentive compensation and other employee related costs of $8.7 million, incremental costs of $2.2 million related to business system transformation initiatives and $1.8 million in costs associated with the proposed acquisition of the Company by V.F. Corporation. General and administrative expense as a percent of revenue was 11.7% in the first six months of 2011 compared to 11.1% in the first six months of 2010.

Form 10-Q

Total operating expense in the first six months of 2011 also includes an impairment charge of $0.7 million related to an intangible asset. Total operating expense in the first six months of 2010 includes an impairment charge of $7.8 million related to certain intangible assets, an impairment charge of $5.4 million related to goodwill, and a gain of $3.0 million associated with the termination of licensing agreements.
Operating Income/(Loss)
We recorded an operating loss of $3.0 million in the first six months of 2011, compared to operating income of $6.1 million in the prior year period as an increase in gross profit on higher volume was offset by increased operating expense resulting primarily from higher variable selling costs, and investments in marketing and retail expansion. Operating loss in the first six months of 2011 includes an impairment charge of $0.7 million related to an intangible asset. Operating income in the first six months of 2010 included a goodwill and intangible asset impairment charge of $13.2 million and gains on termination of licensing agreements of $3.0 million.
Other Income/(Expense) and Taxes
Interest income was $0.3 million and $0.2 million in the first six months of 2011 and 2010, respectively. Interest expense, which is comprised of fees related to the establishment and maintenance of our revolving credit facility and bank guarantees, and interest paid on short-term borrowings, was $0.3 million in each of the first six months of 2011 and 2010.
Other, net, included foreign exchange gains of $2.7 million and $0.5 million in the first six months of 2011 and 2010, respectively, resulting from changes in the fair value of financial derivatives, specifically forward contracts not designated as cash flow hedges, and the currency gains and losses incurred on the settlement of local currency denominated receivables and payables. These results were driven by the volatility of exchange rates within the first six months of 2011 and 2010 and should not be considered indicative of expected future results.
During the first six months of 2011, the Company recorded a charge of approximately $2.2 million to income tax expense related to certain prior year matters. The Company anticipates that its effective tax rate for 2011 will be lower than its overall statutory rate of 39%. This rate may vary if actual results differ from our current estimates, or there are changes in our liability for uncertain tax positions. The effective income tax rate for the first six months of 2010 was 62.7%.
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

Form 10-Q

Segments Review
Revenue by segment for the six months ended July 1, 2011 compared to the six months ended July 2, 2010 is as follows (dollars in millions):

	For the Six Months Ended
	July 1,	July 2,
	2011	2010	% Change

North America	$238.1	$213.9	11.3%
Europe	257.4	218.4	17.9
Asia	93.6	73.7	26.9

	$589.1	$506.0	16.4

Operating income/(loss) by segment and as a percentage of revenue for the six months ended July 1, 2011 and July 2, 2010 are included in the table below (dollars in millions). Segment operating income is presented as a percentage of its respective segment revenue. Unallocated Corporate expenses are presented as a percentage of total revenue. North America includes impairment charges of $8.1 million and a gain related to the termination of licensing agreements of $3.0 million in the six months ended July 2, 2010. Europe includes impairment charges of $0.7 million and $5.1 million in the six months ended July 1, 2011 and July 2, 2010, respectively.

	For the Six Months Ended
	July 1,	July 2,
	2011	2010

North America	$29.4	12.4%	$24.6	11.5%
Europe	22.7	8.8	25.4	11.7
Asia	9.8	10.4	9.5	12.8
Unallocated Corporate	(64.9)	(11.0)	(53.4)	(10.6)

	$(3.0)	(0.5)	$6.1	1.2

North America
North America revenues were $238.1 million in the first six months of 2011, an increase of 11.3% as compared to the same period in 2010. We recorded double-digit growth from our Timberland® men’s and women’s footwear and Timberland PRO® footwear lines, as well as solid growth from SmartWool® accessories. Within North America, our retail business grew 13.3%, driven by comparable store sales growth in our outlet stores and a 38.4% increase in our e-commerce business.
Operating income for our North America segment was $29.4 million, compared to $24.6 million for the first six months of 2010. Gross profit improved by 3.6% as the benefits of higher volume and favorable mix were partially offset by a gross margin rate decline driven by increased product costs and higher provisions for sales returns and allowances. Operating expenses decreased 1.8% as increased investments in marketing, retail expansion, higher volume related costs and the impact in 2010 of a $3.0 million gain associated with the termination of a licensing agreement were offset by the absence of goodwill and intangible asset impairment charges in 2011 as compared to 2010.
Europe
Europe recorded revenues of $257.4 million in the first six months of 2011, a 17.9% increase from the first six months of 2010, and an increase of 13.3% on a constant dollar basis. Europe recorded strong growth across its major markets, in particular Germany, Italy, Scandinavia and France, as well as its distributor markets. Both wholesale and retail channels showed double-digit growth in men’s and women’s footwear as well as in apparel and accessories. Retail growth of 16.9% was driven by comparable store sales growth of 5.1%, the net addition of 4 stores and favorable foreign exchange rate impacts.
Timberland’s European segment recorded operating income of $22.7 million in the first six months of 2011, compared to operating income of $25.4 million in the first six months of 2010, as a 9.0% increase in gross profit was offset by a 14.8% increase in operating expenses. Gross profit improvement was driven by volume and favorable foreign exchange impacts, partially offset by a gross margin decline resulting from higher product costs and unfavorable mix impacts. Operating expense increases were the result of the impact of foreign exchange rate changes, higher advertising spending, retail expansion, and higher variable selling costs on increased volume, partially offset by a decrease in impairment charges.
Asia
In Asia, revenues increased 26.9%, or 17.4% in constant dollars, to $93.6 million in the first six months of 2011 due to double-digit growth in both wholesale and retail channels and favorable foreign exchange rate impacts. Men’s footwear, along with a strong apparel product offering, drove growth in both channels. Retail revenues were up 29.4%, driven by

Form 10-Q

comparable store sales growth of 13.8%, the addition of 11 stores, and favorable foreign exchange rate impacts.
We had operating income in our Asia segment of $9.8 million for the first six months of 2011, compared to operating income of $9.5 million for the first six months of 2010, as an improvement in gross profit was partially offset by an increase of 32.6% in operating expenses. Gross profit improvement was driven by volume and favorable foreign exchange impacts, partially offset by higher product costs. Operating expense rose as the result of higher selling related costs on increased volume, retail expansion, rent costs, and increased marketing spending.
Corporate Unallocated
Our Unallocated Corporate expenses, which include central support and administrative costs not allocated to our business segments, increased 21.5% to $64.9 million in the first six months of 2011, which reflects higher incentive compensation costs, incremental costs related to business system transformation initiatives, legal expenses associated with the proposed acquisition of the Company by V.F. Corporation, planned investments in brand marketing, and favorability in certain supply chain costs which are not allocated to our reported segments.
     Reconciliation of Total Company, Europe and Asia Revenue Changes To Constant Dollar Revenue Changes
Total Company Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended July 1, 2011		Ended July 1, 2011
	$ Millions Change	% Change	$ Millions Change	% Change
Revenue increase (GAAP)	$51.2	27.1%	$83.1	16.4%
Increase due to foreign exchange rate changes	12.4	6.5%	17.5	3.5%

Revenue increase in constant dollars	$38.8	20.6%	$65.6	12.9%
Europe Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended July 1, 2011		Ended July 1, 2011
	$ Millions Change	% Change	$ Millions Change	% Change
Revenue increase (GAAP)	$25.0	37.4%	$39.0	17.9%
Increase due to foreign exchange rate changes	8.5	12.8%	9.9	4.6%

Revenue increase in constant dollars	$16.5	24.6%	$29.1	13.3%
Asia Revenue Reconciliation:

	For the Quarter		For the Six Months
	Ended July 1, 2011		Ended July 1, 2011
	$ Millions Change	% Change	$ Millions Change	% Change
Revenue increase (GAAP)	$12.1	40.0%	$19.8	26.9%
Increase due to foreign exchange rate changes	3.6	11.9%	7.0	9.5%

Revenue increase in constant dollars	$8.5	28.1%	$12.8	17.4%

Form 10-Q

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
Accounts Receivable and Inventory
Accounts receivable were $116.7 million at July 1, 2011, compared with $188.3 million as of December 31, 2010 and $86.8 million as of July 2, 2010. Days sales outstanding were 43 days as of July 1, 2011, compared with 35 days as of December 31, 2010 and 41 days as of July 2, 2010. Wholesale days sales outstanding were 58 days for the second quarter of 2011, 44 days at December 31, 2010 and 55 days for the second quarter of 2010. The increase in days sales outstanding is primarily attributable to the timing of sales within the quarter.
Inventory was $251.7 million as of July 1, 2011, compared with $180.1 million at December 31, 2010 and $177.2 million as of July 2, 2010. The increase of 42.0% is the result of expected growth for the business in 2011, increased product costs, and the purchase of product in advance of potential factory capacity constraints.
Liquidity and Capital Resources
Net cash used by operations for the first half of 2011 was $20.2 million, compared with cash provided by operations of $1.0 million for the first half of 2010, reflecting a net loss for the first six months of 2011 and an increased investment in operating assets and liabilities. Overall, in 2011 we invested $44.2 million in operating assets and liabilities compared to an investment of $27.7 million in the first six months of 2010, reflecting higher inventory investment and related accounts payable to support our expected growth.
Net cash used for investing activities was $19.7 million in the first half of 2011, compared with $7.4 million in the first half of 2010. Capital spending totaled $19.2 million in the first half of 2011 compared to $7.3 million in the first half of 2010. The increase was driven by capital spending associated with our multi-year business systems transformation initiative, as well as sourcing, logistics and retail related investments.
Net cash used by financing activities was $0.5 million in the first half of 2011, compared with $41.8 million in the first half of 2010. Cash flows used for financing activities reflect share repurchases of $40.9 million in the first six months of 2011, compared with $44.2 million in the first six months of 2010. We received cash inflows of $36.5 million in the first half of 2011 from the exercise of employee stock options, compared with $2.4 million from such exercises in the first half of 2010.
We are exposed to the credit risk of those parties with which we do business, including counterparties on our derivative contracts and our customers. Derivative instruments expose us to credit and market risk. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying transactions being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a group of major financial institutions and have varying maturities through January 2013. As a matter of policy, we enter into these contracts only with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Additionally, consumer spending continues to be affected by the current macro-economic environment. Continued deterioration, or lack of improvement, in the markets and economic conditions generally could adversely impact our customers and their ability to access credit.
We may utilize our committed and uncommitted lines of credit to fund our seasonal working capital needs. We have not experienced any restrictions on the availability of these lines and the adverse capital and credit market conditions are not

Form 10-Q

expected to significantly affect our ability to meet our liquidity needs.
On April 26, 2011, we entered into an amended and restated unsecured revolving credit facility with a group of banks which matures on April 26, 2016 (the “Agreement”). The Agreement provides for $200 million of committed borrowings, of which up to $125 million may be used for letters of credit. Any letters of credit outstanding under the Agreement ($1.6 million at July 1, 2011) reduce the amount available for borrowing under the Agreement. Upon approval of the bank group, we may increase the committed borrowing limit by $100 million for a total commitment of $300 million. This facility may be used for working capital, share repurchases, acquisitions and other general corporate purposes. Under the terms of the Agreement, we may borrow at interest rates based on Eurodollar rates (approximately 0.2% at July 1, 2011), plus an applicable margin based on a fixed-charge coverage grid of between 87.5 and 175 basis points that is adjusted quarterly. As of July 1, 2011, the applicable margin under the facility was 127.5 basis points. We also pay a commitment fee of 12.5 to 25 basis points per annum on the total commitment, based on a fixed-charge coverage grid that is adjusted quarterly. As of July 1, 2011, the commitment fee was 22.5 basis points. The primary financial covenants relate to maintaining a minimum fixed-charge coverage ratio of 2.25:1 and a maximum leverage ratio of 2:1. The Agreement also contains certain customary affirmative and negative covenants. We measure compliance with the financial and non-financial covenants and ratios as required by the terms of the Agreement on a fiscal quarter basis, and were in compliance for the quarter ended July 1, 2011.
We have uncommitted lines of credit available from certain banks which totaled $30 million at July 1, 2011. Any borrowings under these lines would be at prevailing money market rates. Further, we have an uncommitted letter of credit facility of $80 million to support inventory purchases. These arrangements may be terminated at any time at the option of the banks or at our option.
We had no borrowings outstanding under any of our credit facilities during, or as of, the quarters ended July 1, 2011 and July 2, 2010.
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
Off-Balance Sheet Arrangements
Letters of Credit
As of July 1, 2011, December 31, 2010 and July 2, 2010, we had letters of credit outstanding of $22.5 million, $16.5 million and $15.9 million, respectively. These letters of credit were issued principally in support of real estate commitments.
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
We have available unsecured committed and uncommitted lines of credit as sources of financing for our working capital requirements. Borrowings under these credit agreements bear interest at variable rates based on either lender’s cost of funds, plus an applicable spread, or prevailing money market rates. As of July 1, 2011 and July 2, 2010, we had no short-term or long-term debt outstanding.
Our foreign currency exposure is generated primarily from our European operating subsidiaries and, to a lesser degree, our Asian and Canadian operating subsidiaries. We seek to mitigate the impact of these foreign currency fluctuations through a risk management program that includes the use of derivative financial instruments, primarily foreign currency forward contracts. These derivative instruments are carried at fair value on our balance sheet. The Company has implemented a program that qualifies for hedge accounting treatment to aid in mitigating our foreign currency exposures and decreasing the volatility of our earnings. The foreign currency forward contracts under this program will expire in 18 months or less. Based upon a sensitivity analysis as of July 1, 2011, a 10% change in foreign exchange rates would cause the fair value of our derivative instruments to increase/decrease by approximately $25.5 million, compared to an increase/decrease of $19.4 million at December 31, 2010 and an increase/decrease of $9.4 million at July 2, 2010.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1.	Legal Proceedings
On June 12, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with V.F. Corporation (“VF”) and VF Enterprises, Inc., a wholly owned subsidiary of VF (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of VF.

Form10-Q

Shortly after the Company entered into the Merger Agreement with VF, three putative stockholder class action complaints were filed, on behalf of Timberland’s public stockholders, in the Court of Chancery of the State of Delaware against Timberland, the members of the Timberland Board, VF, and Merger Sub. The complaints generally allege, among other things, that the members of the Timberland Board breached their fiduciary duties owed to Timberland’s public stockholders by causing Timberland to enter into the Merger Agreement, approving the merger, failing to take steps to ascertain and maximize the value of Timberland, failing to conduct a public auction or other market check, and failing to provide Timberland’s public stockholders with the right to vote on whether to approve the merger, and that VF and Merger Sub aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the Merger Agreement improperly favors VF and unduly restricts Timberland’s ability to negotiate with other potential bidders. The complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting defendants from consummating the merger, other forms of equitable relief, and compensatory damages. On June 30, 2011, the three actions described above were consolidated under the caption In re The Timberland Company Shareholder Litigation, C.A. No. 6577-CS. While this litigation is at an early stage, the Company believes that the claims are without merit and intends to defend against the litigation vigorously.
A purported class action, City of Omaha Police and Fire Retirement System, On Behalf of Itself and All Others Similarly Situated v. The Timberland Company and Jeffrey B. Swartz, U.S.D.C., District of New Hampshire, was filed on June 3, 2011 on behalf of persons who purchased the common stock of Timberland between February 17, 2011 and May 4, 2011, seeking remedies under the Securities Exchange Act of 1934. The Complaint alleges false and misleading statements and a scheme to defraud during the class period. While this litigation is at an early stage, the Company believes this lawsuit is without merit and intends to defend against the litigation vigorously.
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
The risk factor described below is in addition to those risk factors referenced above:
Our business could be adversely impacted as a result of uncertainty related to the proposed Merger with V.F. Corporation and significant costs, expenses and fees.
The proposed Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that could require us to pay the Termination Fee;
•the failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory or other approvals in connection with the Merger;
•the failure to close or delay in consummating the Merger for any other reason;
•risks that the proposed Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger;
•the outcome of any legal proceedings that have been or may be instituted against Timberland and/or others relating to the Merger Agreement, including the litigation disclosed above under Part II - Item 1, Legal Proceedings;
•the diversion of our management’s attention from our ongoing business concerns;
•the effect of the announcement, pendency, termination or anticipated consummation of the Merger on our stock price, business relationships, operating results and business generally; and
•the amount of the costs, fees, expenses and charges related to the Merger.

Form10-Q

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES(1)
For the Three Fiscal Months Ended July 1, 2011

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part	That May Yet
	Total Number		of Publicly	Be Purchased
	of Shares	Average Price	Announced	Under the Plans
Period*	Purchased **	Paid per Share	Plans or Programs	or Programs

April 2 – April 29	-	$-	-	2,897,437
April 30 – May 27 (a)	1,202,101	33.30	1,202,101	6,695,336
May 28 – July 1	-	-	-	6,695,336

Q2 Total	1,202,101	$33.30	1,202,101
Footnote (1)

		Approved

	Announcement	Program	Expiration
	Date	Size (Shares)	Date

Program 1	12/09/2009	6,000,000	None
Program 2 (a)	06/01/2011	5,000,000	None
No existing programs expired or were terminated during the period. See Note 12 to our unaudited condensed consolidated financial statements in this Form 10-Q for additional information.

*	Fiscal month

**	Based on trade date — not settlement date

Form10-Q

Item 6. EXHIBITS

Exhibit 10.1 —
Third Amended and Restated Revolving Credit Agreement dated as of April 26, 2011 among The Timberland Company, certain lenders listed therein and Bank of America, N.A. as a lender and as administrative agent, filed herewith.

Exhibit 31.1 —	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 —	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 —	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 32.2 —	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit 101.INS	— XBRL Instance Document

Exhibit 101.SCH	— XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	— XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	— XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	— XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	— XBRL Taxonomy Extension Presentation Linkbase Document

Form10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIMBERLAND COMPANY (Registrant)
Date: August 4, 2011	By:	/s/ JEFFREY B. SWARTZ
Jeffrey B. Swartz
Chief Executive Officer

Date: August 4, 2011	By:	/s/ CARRIE W. TEFFNER
Carrie W. Teffner
Chief Financial Officer

Form10-Q

EXHIBIT INDEX

Exhibit	Description

Exhibit 10.1
Third Amended and Restated Revolving Credit Agreement dated as of April 26, 2011 among The Timberland Company, certain lenders listed therein and Bank of America, N.A. as a lender and as administrative agent, filed herewith.

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